Form 10-Q
period 2017-06-30
KBL MERGER CORP. IV
filed 2017-08-14
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38105

KBL MERGER CORP. IV
(Exact name of registrant as specified in its charter)

Delaware	81-3832378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

527 Stanton Christiana Rd. Newark, DE	19713
(Address of Principal Executive Offices)	(Zip Code)

(302) 502-2727
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of August 10, 2017, there were 14,877,500 shares of the Company’s common stock issued and outstanding.

KBL MERGER CORP. IV

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

KBL MERGER CORP. IV

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
Assets	(unaudited)	(audited)
Current asset:
Cash and cash equivalents	$577,611	$67,250
Prepaid expenses	29,908	—
Total current assets	607,519	67,250

Deferred offering costs	—	172,750
Cash and marketable securities held in Trust Account	116,205,729	—
Total Assets	$116,813,248	$240,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$105,756	$78,105
Due to related party	7,000	—
Note payable – related party	—	140,000
Total current liabilities	112,756	218,105
Deferred underwriting fees	4,025,000	—
Total Liabilities	4,137,756	218,105

Commitments

Common stock subject to possible redemption, $0.0001 par value; 10,660,939 and -0- shares as of June 30, 2017 and December 31, 2016, respectively (at redemption value of $10.10 per share)	107,675,484	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,216,561 and 2,875,000 shares issued and outstanding (excluding 10,660,939 and -0- shares subject to possible redemption) as of June 30, 2017 and December 31, 2016, respectively	422	287
Additional paid-in capital	5,028,658	24,713
Accumulated deficit	(29,072)	(3,105)
Total Stockholders’ Equity	5,000,008	21,895
Total Liabilities and Stockholders’ Equity	$116,813,248	$240,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

General and administrative expenses	$50,436	$81,696
Loss from operations	(50,436)	(81,696)

Other income:
Interest income	55,729	55,729
Net income (loss)	$5,293	$(25,967)

Weighted average shares outstanding
Basic	2,849,881	2,675,907
Diluted	5,289,478	2,675,907

Net income (loss) per common share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2017	2,875,000	$287	$24,713	$(3,105)	$21,895

Sale of 11,500,000 Units, net of underwriting discount and offering expenses	11,500,000	1,150	107,653,414	-	107,654,564

Sale of 502,500 Private Units	502,500	51	5,024,949	-	5,025,000

Common stock subject to redemption	(10,660,939)	(1,066)	(107,674,418)	-	(107,675,484)

Net loss	-	-	-	(25,967)	(25,967)

Balance – June 30, 2017	4,216,561	$422	$5,028,658	$(29,072)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(25,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(55,729)
Changes in operating assets and liabilities:
Prepaid expenses	(29,908)
Accrued expenses	34,651
Net cash used in operating activities	(76,953)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,125,000
Proceeds from sale of Private Units	5,025,000
Proceeds from note payable – related party	51,521
Repayment of note payable – related party	(191,521)
Payment of offering costs	(272,686)
Net cash provided by financing activities	116,737,314

Net Change in Cash and Cash Equivalents	510,361
Cash and Cash Equivalents – Beginning	67,250
Cash and Cash Equivalents – Ending	$577,611

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$4,025,000
Initial classification of common stock subject to possible redemption	$107,662,332
Change in value of common stock subject to possible redemption	$13,152
Offering costs charged to additional paid in capital	$172,750

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

KBL Merger Corp. IV (the “Company”) is a blank check company organized under the laws of the State of Delaware on September 7, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on the healthcare and related wellness industry. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

At June 30, 2017, the Company had not yet commenced operations. All activity through June 30, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 1, 2017. On June 7, 2017, the Company consummated the Initial Public Offering of 10,000,000 units at $10.00 per unit (“Units” and, with respect to the shares of the Company’s common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 450,000 units (“Private Units” and, with respect to the shares of the Company’s common stock included in the Private Units offered, the “Private Shares”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, KBL IV Sponsor LLC (the “Sponsor”), and the underwriters, generating gross proceeds of $4,500,000, which is described in Note 3.

Following the closing of the Initial Public Offering and the Private Placement, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On June 23, 2017, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company consummated the sale of an additional 1,500,000 Units at $10.00 per Unit and the sale of an additional 52,500 Private Units at $10.00 per Private Unit, generating total gross proceeds of $15,525,000. Following the closing, an additional $15,150,000 of net proceeds ($10.10 per Unit) was placed in the Trust Account, resulting in $116,150,000 ($10.10 per Unit) held in the Trust Account.

Transaction costs amounted to $7,345,436, consisting of $2,875,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 6) and $445,436 of Initial Public Offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide holders of the outstanding Public Shares (“public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholder (as defined below), officers and directors have agreed to vote their Founder Shares (as defined in Note 4), Private Shares, and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholder, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares.

The Company’s Sponsor (the “initial stockholder”), officers and directors have agreed not to propose an amendment to the Company’s amended and restated article of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares of the Company’s common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Rights, Warrants, Private Placement Warrants (as defined in Note 3) and the rights underlying the Private Units, which will expire worthless if the Company fails to complete its Business Combination within the Combination Period.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for taxes payable and up to $50,000 of interest to pay dissolution expenses.

The initial stockholder, officers, directors and underwriters have agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if they should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC on June 2, 2017, as well as the Company’s Form 8-K, as filed with the SEC on June 26, 2017. The interim results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

At June 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Offering costs

Offering costs consisting of legal, accounting, underwriting fees and other costs amounting to $7,345,436 that were directly related to the Initial Public Offering were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2017, 10,660,939 shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be deminimis for the three and six months ended June 30, 2017.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic income (loss) per share and diluted loss per share for the six months ended June 30, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017 and December 31, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit, inclusive of 1,500,000 Units sold to the underwriters on June 23, 2017 upon the underwriters’ election to fully exercise their over-allotment option, generating gross proceeds of $115,000,000. Each Unit consists of one share of the Company’s common stock, one right to receive one-tenth of one share of the Company’s common stock (“Right”), and one redeemable warrant to purchase one-half of one share of the Company’s common stock (“Warrant”). Each Warrant will entitle the holder to purchase one Common stock at an exercise price of $5.75 per half share ($11.50 per whole share), subject to adjustment. No fractional shares will be issued upon exercise of the warrants. The Warrants will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Warrants, in whole and not in part, at a price of $0.01 per Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of Warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the Warrants.

Each holder of a Right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination. No fractional shares will be issued upon exchange of the Rights. No additional consideration will be required to be paid by a holder of Rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share of common stock underlying each right (without paying any additional consideration).

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

There will be no redemption rights or liquidating distributions with respect to the Warrants and Rights, which will expire worthless if the Company fails to complete its Business Combination within the Combination Period.

Private Placement

 Concurrently with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 450,000 Private Units at $10.00 per Private Unit, generating gross proceeds of $4,500,000 in a Private Placement. In addition, on June 23, 2017, the Company consummated the sale of an additional 52,500 Placement Units at a price of $10.00 per Unit, which were purchased by the Sponsor and underwriters, generating gross proceeds of $525,000. Of these, 377,500 Private Units were purchased by the Sponsor and 125,000 Private Units were purchased by the underwriters. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units (including their component securities) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and the warrants included in the Private Units (the “Private Placement Warrants”) will be non-redeemable so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Initial Public Offering. In addition, for as long as the Private Placement Warrants are held by the underwriters or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement related to the Initial Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the Initial Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the Private Placement will be part of the liquidating distribution to the public stockholders and the Private Units and their component securities issued to the Sponsor will expire worthless.

4. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2016, the Company issued 2,875,000 shares of the Company’s common stock to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. The 2,875,000 Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part. As a result of the underwriters’ election to exercise their over-allotment option in full on June 23, 2017, 375,000 Founder Shares were no longer subject to forfeiture.

In conjunction with their investment in the Private Units, the underwriters or their designees also purchased membership interests in the Sponsor, through which the underwriters or their designees collectively have a pecuniary interest in 230,000 Founder Shares, pursuant to a separate private placement that closed simultaneously with the closing of the Initial Public Offering and the Private Placement. The Sponsor beneficially owns the Founder Shares allocated to the underwriters or their designees and retains sole voting and dispositive power over such securities until the closing of a Business Combination, at which time the Sponsor will distribute the Founder Shares to the underwriters or their designees for no additional consideration. Upon receipt of the Founder Shares, the underwriters or their designees will no longer retain their ownership interests in the Sponsor.

The initial stockholder has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier to occur of (i) one year after the completion of a Business Combination, and (ii) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of the Company’s common stock for cash, securities or other property the (“Lock-Up Period”). Notwithstanding the foregoing, if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after its initial Business Combination, then the lock-up will terminate.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Note Payable – Related Party

The Sponsor loaned the Company $192,000 in the form of a promissory note to be used for the payment of costs related to the Initial Public Offering. The loan was non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the Initial Public Offering. The Company repaid this loan from the proceeds of the Initial Public Offering not placed in the Trust Account on June 8, 2017.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2017, the Company incurred $10,000 of administrative service fees, of which $7,000 is payable and included in due to related party in the accompanying condensed balance sheet at June 30, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. There were no Working Capital Loans outstanding as of June 30, 2017.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Units and warrants that maybe issued upon conversion of Working Capital Loans (and any shares of the Company’s common stock issuable upon the exercise of the Private Units and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 23, 2017, the underwriters elected to exercise their over-allotment option to purchase 1,500,000 Units at a purchase price of $10.00 per Unit.

In connection with the closing of the Initial Public Offering and the over-allotment option, the underwriters were paid a cash underwriting discount of $2,875,000. In addition, the underwriters deferred their fee of up to $4,025,000 until the completion of the initial Business Combination (the “Deferred Fee”). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Concurrently with the closing of the Initial Public Offering, the underwriters purchased an aggregate of 125,000 Private Units at $10.00 per Private Unit.

In conjunction with their investment in the Private Units, the underwriters or their designees also purchased membership interests in the Sponsor, through which the underwriters or their designees collectively have a pecuniary interest in 230,000 Founder Shares, pursuant to a separate private placement that closed simultaneously with the closing of the Initial Public Offering and the Private Placement.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

6. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2017, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At June 30, 2017 and December 31, 2016, there were 4,216,561 and 2,875,000 shares of common stock issued and outstanding, respectively (excluding 10,660,939 and 0 shares of common stock subject to possible redemption, respectively).

7. TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

The Trust Account can be invested in U.S. government securities, within the meaning set forth in the Investment Company Act, having a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

The Company’s amended and restated certificate of incorporation provide that, other than the withdrawal of interest to pay income taxes and up to $50,000 of interest to pay dissolution expenses if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of Public Shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete a Business Combination within the Combination Period.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$116,205,729	$-

8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to KBL Merger Corp. IV. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to KBL IV Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for the Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on September 7, 2016 in Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, our securities, debt or a combination of cash, securities and debt.

The issuance of additional shares of common stock or preferred stock:

●	may significantly dilute the equity interest of our investors;
●	may subordinate the rights of holders of common stock if we issue preferred shares with rights senior to those afforded to our common stock;
●	could cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after our business combination are insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain additional financing if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through June 30, 2017 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on June 7, 2017, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2017, we had net income of $5,293 and a net loss of $25,967, respectively, which consists of operating costs of $50,436 and $81,696, respectively, offset by interest income on marketable securities held in the Trust Account of $55,729 and $55,729, respectively.

Liquidity and Capital Resources

The completion of the Initial Public Offering and simultaneous Private Placement, inclusive of the underwriters’ exercise of their over-allotment option in full, generated gross proceeds to the Company of $120,025,000. Related transaction costs amounted to $7,345,436, consisting of $2,875,000 of underwriting fees, $4,025,000 of deferred underwriting commissions payable (which are held in the Trust Account) and $445,436 of Initial Public Offering costs. As of June 30, 2017, $577,611 of cash was held outside of the Trust Account and was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $116,150,000 was placed in the Trust Account and we had $798,469 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes and up to $50,000 for liquidation expenses, if any. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses (as well as pay personnel and advisors to do the forgoing), structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans will be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. No written agreements currently exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. In the current economic environment, it has become especially difficult to obtain acquisition financing. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on June 7, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of the Initial Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated June 7, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated June 7, 2017 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of an aggregate of 502,500 units (inclusive of 52,500 units sold on June 23, 2017 pursuant to the underwriters exercising their over-allotment option) at a price of $10.00 per unit, of which 377,500 units were sold to our Sponsor and 125,000 units were sold to the underwriters, generating total proceeds of $5,025,000.  Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each purchaser was an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

In June 2017, we consummated our Initial Public Offering of 11,500,000 units (inclusive of 1,500,000 units sold on June 23, 2017 pursuant to the underwriters exercising their over-allotment option), with each unit consisting of one share of our common stock, one warrant, each warrant entitling the holder to purchase one-half of one share of common stock at a price of $11.50 per whole share and one right to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial Business Combination or earlier upon redemption or liquidation.

The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $115,000,000. Ladenburg Thalmann & Co. Inc., B. Riley & Co., and FBR acted as joint book-running managers, Chardan acted as lead manager and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-217475). The SEC declared the registration statements effective on June 1, 2017.

We paid a total of $2,875,000 in underwriting discounts and commissions and $445,436 for other costs and expenses related to the Initial Public Offering.  In addition, the underwriters agreed to defer $4,025,000 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the Business Combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $4,025,000 in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $116,704,564, of which $116,150,000 (or $10.10 per unit sold in the Initial Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1(1)	Underwriting Agreement between the Company and the representatives of the several underwriters set forth therein
3.1(1)	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on June 2, 2017.
4.1(1)	Warrant Agreement, dated June 1, 2017, between Continental Stock Transfer & Trust Company and the Company
10.1(1)	Investment Management Trust Account Agreement, dated June 1, 2017, between Continental Stock Transfer & Trust Company and the Company
10.2(1)	Rights Agreement, dated June 1, 2017, between the Company and Continental Stock Transfer & Trust Company
10.3(1)	Registration Rights Agreement among the Company and certain securityholders
10.4(1)	Letter Agreement by and between the Company and its officers and directors and certain securityholders
10.5(1)	Third Amended and Restated Unit Subscription Agreement, dated June 1, 2017 between the Company and KBL IV Sponsor LLC
10.6(1)	Third Amended and Restated Unit Subscription Agreement, dated June 1, 2017 between the Company and the underwriters of the IPO
10.7(1)	Administrative Services Agreement, dated June 1, 2017, between the Company and KBL IV Sponsor LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to our Current Report on Form 8-K filed on June 7, 2017

*   Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBL MERGER CORP. IV

Date: August 11, 2017		/s/ Marlene Krauss
	Name:	Marlene Krauss
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

