Form 10-Q
period 2017-09-30
KBL MERGER CORP. IV
filed 2017-11-13
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2017, there were 14,877,500 shares of the Company’s common stock issued and outstanding.

KBL MERGER CORP. IV

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

KBL MERGER CORP. IV

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
Assets	(unaudited)	(audited)
Current asset:
Cash	$453,529	$67,250
Prepaid expenses	32,482	—
Total current assets	486,011	67,250

Deferred offering costs	—	172,750
Cash and marketable securities held in Trust Account	116,539,634	—
Total Assets	$117,025,645	$240,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$83,056	$78,105
Income taxes payable	106,940	—
Due to related party	49,041	—
Note payable – related party	—	140,000
Total current liabilities	239,037	218,105
Deferred underwriting fees	4,025,000	—
Total Liabilities	4,264,037	218,105

Commitments

Common stock subject to possible redemption, $0.0001 par value; 10,669,466 and -0- shares as of September 30, 2017 and December 31, 2016, respectively (at redemption value of approximately $10.10 per share)	107,761,607	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,208,034 and 2,875,000 shares issued and outstanding (excluding 10,669,466 and -0- shares subject to possible redemption) as of September 30, 2017 and December 31, 2016, respectively	421	287
Additional paid-in capital	4,942,536	24,713
Retained earnings (accumulated deficit)	57,044	(3,105)
Total Stockholders’ Equity	5,000,001	21,895
Total Liabilities and Stockholders’ Equity	$117,025,645	$240,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	For the period from September 7, 2016 (inception) through September 30, 2016

General and administrative expenses	$140,849	$222,545	$683
Loss from operations	(140,849)	(222,545)	(683)

Other income:
Interest income	333,905	389,634	—
Other income	333,905	389,634	—

Income before provision for income taxes	193,056	167,089	—
Provision from income taxes	(106,940)	(106,940)	—
Net income (loss)	$86,116	$60,149	$(683)

Weighted average shares outstanding
Basic	4,216,561	3,195,102	2,500,000
Diluted	14,877,500	7,600,998	2,500,000

Net income (loss) per common share
Basic	$0.02	$0.02	$(0.00)
Diluted	$0.01	$0.01	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance – December 31, 2017	2,875,000	$287	$24,713	$(3,105)	$21,895

Sale of 11,500,000 Units, net of underwriting discount and offering expenses	11,500,000	1,150	107,653,414	—	107,654,564

Sale of 502,500 Private Units	502,500	51	5,024,949	—	5,025,000

Common stock subject to redemption	(10,669,466)	(1,067)	(107,760,540)	—	(107,761,607)

Net income	—	—	—	60,149	60,149

Balance – September 30, 2017	4,208,034	$421	$4,942,536	$57,044	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2017	For the period from September 7, 2016 (inception) through September 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$60,149	$(683)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(389,634)	—
Changes in operating assets and liabilities:
Prepaid expenses	(32,482)	—
Accounts payable and accrued expenses	4,951	683
Due to related party	28,000	—
Income taxes payable	106,940	—
Net cash used in operating activities	(222,076)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Founders Shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	112,125,000	—
Proceeds from sale of Private Units	5,025,000	—
Proceeds from advances from related party	82,599	—
Repayment of advances from related party	(61,558)	—
Proceeds from note payable – related party	51,521	—
Repayment of note payable – related party	(191,521)	—
Payment of offering costs	(272,686)	—
Net cash provided by financing activities	116,758,355	25,000

Net Change in Cash	386,279	25,000
Cash – Beginning	67,250	—
Cash – Ending	$453,529	$25,000

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$4,025,000	$—
Initial classification of common stock subject to possible redemption	$107,662,332	$—
Change in value of common stock subject to possible redemption	$99,275	$—
Offering costs charged to additional paid in capital	$172,750	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

At September 30, 2017, the Company had not yet commenced operations. All activity through September 30, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC on June 2, 2017, as well as the Company’s Form 8-K, as filed with the SEC on June 26, 2017. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Offering costs

Offering costs consisting of legal, accounting, underwriting fees and other costs amounting to $7,345,436 that were directly related to the Initial Public Offering were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, 10,669,466 shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2017 and December 31, 2016, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income (loss) per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income per share for the three and nine months ended September 30, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017 and December 31, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

Related Party Advances

As of September 30, 2017, the Company’s Sponsor advanced an aggregate of $82,599 to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of September 30, 2017, the Company has repaid $61,558 of such advances. Advances amounting to $21,041 were outstanding as of September 30, 2017 and included in due to related party in the accompanying condensed balance sheet.

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2017, the Company incurred $30,000 and $40,000, respectively, of administrative service fees, of which $28,000 is payable and included in due to related party in the accompanying condensed balance sheet at September 30, 2017.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. There were no Working Capital Loans outstanding as of September 30, 2017.

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

6. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2017 and December 31, 2016, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At September 30, 2017 and December 31, 2016, there were 4,208,034 and 2,875,000 shares of common stock issued and outstanding, respectively (excluding 10,669,466 and 0 shares of common stock subject to possible redemption, respectively).

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$116,539,634	$-

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through September 30, 2017 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on June 7, 2017, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2017, we had net income of $86,116, which consists of interest income on cash and marketable securities held in the Trust Account of $333,905, offset by operating costs of $140,849 and a provision for income taxes of $106,940.

For the nine months ended September 30, 2017, we had net income of $60,149, which consists of interest income on cash and marketable securities held in the Trust Account of $389,634, offset by operating costs of $222,545 and a provision for income taxes of $106,940.

For the period from September 7, 2016 (inception) through September 30, 2016, we had a net loss of $683, consisting of operating costs.

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

As of September 30, 2017, we had cash and marketable securities held in the Trust Account of $116,539,634, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account.

As of September 30, 2017, we had cash of $453,529 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2017, we had accounts payable and accrued expenses of $83,056.

For the nine months ended September 30, 2017, cash used in operating activities amounted to $222,076, mainly resulting from net income of $60,149, offset by interest earned on marketable securities held in the Trust Account of $389,634. Changes in our operating assets and liabilities used cash of $107,409.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

None.

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

KBL MERGER CORP. IV

Date: November 13, 2017		/s/ Marlene Krauss
	Name:	Marlene Krauss
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)