Form 10-K
period 2017-12-31
KBL MERGER CORP. IV
filed 2018-03-29
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38105

KBL MERGER CORP. IV

(Exact name of registrant as specified in its charter)

Delaware	81-3832378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

527 Stanton Christiana Rd. Newark, DE	19713
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (302) 502-2727

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants, each warrant exercisable for one-half of one share of Common Stock at an exercise price of $5.75 per half share	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock, one Warrant and one Right	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No  ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2017, as reported on the NASDAQ Capital Market, was approximately $111,550,000.

As of March 27, 2018, there were 14,877,500 shares of common stock of the registrant issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K, references to:

➤	“we,” “us,” “company” or “our company” are to KBL Merger Corp. IV;

➤	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

➤	“public stockholders” are to the holders of our public shares, including our initial stockholder and members of our management team to the extent our initial stockholder and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

➤	“management” or our “management team” are to our executive officers and directors;

➤	“Scientific and Advisory Board” are to the individuals described herein as such under the caption “Scientific and Advisory Board” and any other individuals designated by us as Scientific and Advisory Board members after the date hereof;

➤	“sponsor” is to KBL IV Sponsor LLC, our initial stockholder; Dr. Marlene Krauss, our Chief Executive Officer, is the sole managing member of KBL IV Sponsor LLC;

➤	“combined team” is to our management team and our Scientific and Advisory Board, collectively;

➤	“founder shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial offering;

➤	“private placement units” are to the units issued to our sponsor and the underwriters in a private placement simultaneously with the closing of our initial public offering;

➤	“private placement shares” are to the shares of our common stock included in the private placement units issued to our sponsor and the underwriters in a private placement simultaneously with the closing of our initial public offering;

➤	“private placement rights” are to the rights included in the private placement units issued to our sponsor and the underwriters in a private placement simultaneously with the closing of our initial public offering;

➤	“private placement warrants” are to the warrants included in the private placement units issued to our sponsor and the underwriters in a private placement simultaneously with the closing of our initial public offering;

➤	“rights” are to our rights, which includes all of our rights sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market) as well as the private placement rights to the extent they are no longer held by the initial purchasers of the private placement rights or their permitted transferees;

➤	“warrants” are to our redeemable warrants, which includes all of our warrants sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market) as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

➤	“initial stockholder” is to our sponsor, the holder and beneficial owner of our founder shares prior to our initial public offering.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1.	Business

Our Company

We are a blank check company organized under the laws of the State of Delaware on September 7, 2016. We were formed for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more operating businesses, which we refer throughout this report as our initial business combination. We intend to focus our efforts on acquiring an operating company in the healthcare and related wellness industry although our efforts in identifying a prospective target business will not be limited to a particular industry.

Our management team, augmented by our Board of Directors and Scientific and Advisory Board, has decades of experience investing in, acquiring, operating and selling public and private healthcare companies. The team consists of Marlene Krauss, M.D., our Chief Executive Officer and a director and Joseph Williamson our Chief Operating Officer and a director. Our other Board Members, George Hornig, Andrew Sherman and Sherrill Neff, are seasoned business people with an extensive network for deal origination, decades of experience consummating business transactions and a significant history of operating companies at a senior level.

Dr. Krauss, our Chief Executive Officer and a director since inception, has over 30 years of experience starting, investing in, acquiring, selling and growing healthcare companies in all areas of life sciences and healthcare services. Beginning in 1998, she raised three venture capital funds whose limited partners are primarily institutional investors. Through these funds, public financings, or with groups of private investors, she has played a meaningful role in over 20 companies, some of which were pioneering companies in their respective fields. A few examples are Summit Technology (acquired by Alcon, now subsidiary of Novartis (VTX:NOVN), for $839 million in 2000), Lumenos (sold to Wellpoint, now known as Anthem, Inc. (NYSE:ANTM) for $185 million in 2005), and PneumRx (sold to BTG plc (LON:BTG) for up to $475 million in 2014, which includes earn out payments). She also was Chief Executive Officer of three prior special purpose acquisition companies, KBL Healthcare I, II and III, and was involved in their formation, deal sourcing, investment selection and operations. In managing us and seeking an attractive target company, she combines her education, receiving both M.D. and M.B.A. degrees from Harvard, her extensive medical and business experience and her wide network created over decades in the industry.

Mr. Williamson, our Chief Operating Officer and a director, has over 35 years of experience as a healthcare operator, executive and entrepreneur primarily in post-acute healthcare facilities (senior living, assisted living, hospice and home care) as well as ancillary services. Since 2010, he has been Chairman of National Home Care Holdings, LLC, a multi-state home health company. He was the chairman and an investor of National Hospice Holdings, LLC from 2010 to 2014, when it merged into Trident USA. From 2004 to 2010, he was a board member and investor in CCRx, a portfolio company of Cressey & Company that focused on pharmacy distribution. In 2010, CCrx was sold to Omnicare, Inc. (now a subsidiary of CVS Health Corporation (NYSE:CVS)). From 1986 to 1996, he served in various executive capacities at Genesis Health Ventures, the predecessor of Genesis Healthcare Corporation (NYSE:GEN). Mr. Williamson was a principal and General Partner in Commerce Health Ventures, which merged into the private equity firm NewSpring Capital.

Dr. Krauss and Mr. Williamson have worked together on investments and transactions for 20 years. However, with respect to the above transactions, past performance by Dr. Krauss and Mr. Williamson, or any other member of our combined team, is not a guarantee that we will be able to locate a suitable candidate for our initial business combination or of success with respect to any business combination we may complete. Investors should not rely on the historical record of our management’s performance as indicative of our future performance.

Competitive Strengths

Our management team has broad healthcare and wellness experience and most of them have worked together in the past.

We are focusing on the health and wellness industries because of our experience and because they are large and growing segments of the U.S. economy. Our team’s experience is broad, having invested in many healthcare specialties some of which included cardiology, ophthalmology, orthopedics and dermatology and many sub-verticals of healthcare such as services, healthcare IT, medical devices, and pharmaceuticals. Dr. Krauss and Mr. Williamson will devote approximately 40 hours and 25 hours weekly, respectively, to operating our company, consummating an initial business combination, and potentially working with the company we acquire. We also will utilize the extensive experience of our Board members:

George Hornig, our Chairman, has been involved as an executive officer of several well-known investment firms, including Pinebridge Investments from 2010 to 2016 (Senior Managing director and Chief Operating Officer), Credit Suisse Asset Management from 1999 to 2010 (Co-Global Chief Operating Officer), Deutsche Bank from 1993 to 1999 (Executive Vice President and Chief Operating Officer of the Americas) and Wasserstein Perella & Co. from 1988 to 1991 (Co- founder and Chief Operating Officer). Mr. Hornig has been an early investor in many high growth healthcare companies including Royalty Pharma, a biopharmaceutical company that invests in revenue-producing royalty interests, FibroGen Inc. (NASDAQ:FGEN), a biopharmaceutical company focused on the discovery of novel therapeutics to treat serious unmet medical needs, and Cibus, a precision gene-editing company for agriculture.

Andrew Sherman, a director, is the Chief Development Officer for Women’s Care Enterprises, and leads the corporate development activity for a leading multi-specialty provider of women’s health services. Mr. Sherman has worked for 22 years in investment banking, M&A and buyside roles with Morgan Joseph TriArtisan (Managing Director in Healthcare), Madison Williams, Banc of America Securities, Montgomery Securities and James D. Wolfensohn, Inc. Mr. Sherman also worked in principal investing as a Partner at DCH Partners, a healthcare-focused private equity firm. Mr. Sherman was also a consultant to Capitol Acquisition Corp, a special purpose acquisition corporation which completed a merger with Two Harbors Investment Corp (NYSE:TWO), a real estate investment trust, helping source, evaluate, and conduct due diligence of, potential target companies.

Sherrill Neff, a director, is the Founding Partner of Quaker Partners where he launched and manages five life sciences venture funds with over $700 million in total assets. Through Quaker Partners he invested in and was on the Board of numerous healthcare companies. Some of these include: Amicus Therapeutics (NASDAQ:FOLD); BioRexis Therapeutics (sold to Pfizer); MedMark (sold to Walgreens); Durata Therapeutics (sold to Actavis); Protez Pharmaceuticals (sold to Novartis); Regado BioSciences (sold to Allergan); and Cempra Pharmaceuticals (NASDAQ:CEMP). Mr. Neff was a Senior Vice President of U.S. Healthcare from 1993 to 1994.

Our Scientific and Advisory Board is not only grounded in clinical practice but is also comprised of experienced healthcare innovators, investors and operators.

Dr. Jean-Pierre Garnier, Ph.D. was the former Chief Executive Officer, Chief Operating Officer and a member of the Board at GlaxoSmithKline plc from 1996 to 2008. Since 2015, Mr. Garnier has been a Director of Radius Health, Inc. (NASDAQ:RDUS); since 2011, he has been the Chairman of Actelion Ltd. (SIX: ATLN); since 1997, he has been a Director of United Technologies (NYSE: UTX); and since 2015, he has been the Board Chair at Alzheon, a clinical-stage private biopharmaceutical company focused on brain health, memory and aging. He was an Operating Partner at Advent International Corporation, a global private equity fund. He has been a board member of Renault S.A., Weill Cornell Medical College and on the Dubai International Capital Advisory Board.

Myron Weisfeldt, M.D. was the former Chairman of the Department of Medicine at the Johns Hopkins University School of Medicine for 13 years. He was also the Chairman of the Department of Medicine at the Columbia University College of Physicians and Surgeons for the prior 10 years. He served as the President of the American Heart Association. Dr. Weisfeldt played a major role in the first implantation of automatic implantable defibrillators in human beings and helped develop and test the Automatic External Defibrillators for bystander use that are now seen in many public locations in the United States. Dr. Weisfeldt has served on the advisory boards of various healthcare companies including Merck & Co., Inc (NYSE:MRK), InControl, Inc., CardioLogic, Inc., Cambridge Heart, Inc., and CHF Solutions (Intellicardia, Inc.) as well as several portfolio companies in which KBL funds were invested.

Phyllis Gardner, M.D. has been a tenured Professor of Medicine at Stanford University for the past 32 years. From 1996 to 1998, Dr. Gardner served as Vice President of Research and Principal Scientist at ALZA Corporation and Head of the ALZA Technology Institute. In 2001, ALZA merged with Johnson & Johnson Services, Inc.. She is and has been a director of various global life science companies such as Revance Therapeutics, Inc.(NASDAQ:RUNC) and Corium International, Inc. (NASDAQ:CORI), both biotechnology companies, and was a director of Pharmacyclics, Inc., which was bought by AbbVie, Inc. in 2015. She has been an adjunct partner at Essex Woodlands Health Ventures since 2000.

Roy Geronemus, M.D. is the Director of the Laser and Skin Surgery Center, a Dermatology center in New York. Dr. Geronemus has published over 240 medical articles, chapters and books. He has been involved with the development of multiple new laser and related technology systems as well as therapeutic techniques, which are now commonly used throughout the world for the treatment of vascular and pigmented birthmarks, tattoo removal, laser resurfacing for rejuvenation and technology based fat reduction. He has consulted with many technology and cosmetic companies such as Candela/Syneron (NASDAQ:ELOS), Zeltiq, Inc. (NASDAQ:ZLTQ), Cutera, Inc. (NASDAQ:CUTR), Cynosure (NASDAQ:CYNO), Allergan plc (NYSE:AGN), Galderma SA (now a subsidiary of Nestlé (VTX:NESN)), L’Oreal SA (EPA:OR) and Merz Pharma GmbH & Co. KGaA.

Ellen R. Marram, our special advisor, has significant expertise in the consumer and wellness area. She has been a Director of Ford Motor Company since 1988, The New York Times Company since 1998, and Eli Lilly and Company since 2002. She was a former Chief Executive Officer and President of Tropicana Beverage Group and Nabisco Biscuit Company and she was the executive Vice President of the Seagram Company Ltd. She was also a Managing Director at North Castle Partners, LLC, a private equity firm focused on investments in the healthy living and aging sector from 2000 to 2005 and from 2006 to 2010 was an advisor to the firm.

Our management team is supported by the members of our Scientific and Advisory Board, who are not only grounded in clinical practice but are also experienced healthcare innovators, investors and operators. We currently expect our Scientific and Advisory Board to (i) assist us in sourcing potential business combination targets and in related due diligence, (ii) provide their scientific and business insights when we assess potential business combination targets and (iii) upon our request, provide their scientific and business insights as we work to create additional value in the businesses that we acquire. In this regard, they will fulfill some of the same functions as our board members. However, the members of our Scientific and Advisory Board have no obligation to provide advice or services to us. For additional information on the backgrounds of our Management, Board of Directors and Scientific and Advisory Board, including their blank check company and acquisition experience, please see the section in this prospectus titled “Management.”

Our network is extensive and we have decades of deal sourcing experience.

We believe our search for a strong acquisition candidate will be aided by the myriad of contacts we have developed over the years, including seasoned healthcare investors in private equity and venture capital funds, many of whom have co-invested with our management team in the past. As entrepreneurs, our management team have contacts with many private companies founded by families and serial entrepreneurs which have grown into substantial commercial businesses. In addition, they have extensive experience navigating the public markets which we believe will be value-enhancing to these companies, which are seeking a public market exit. Our management team also has extensive relationships with the healthcare teams at many investment banks. We intend to be proactive in sourcing potential acquisition targets and we are very cognizant of medical opportunities and trends; as a result we feel we can identify the acquisitions in the forefront of these trends. We are targeting companies that have strong management teams, reliable and stable cash flow, competitive advantages and attractive growth prospects. However, the company we intend to acquire may not exhibit all these characteristics.

Areas of Focus

Healthcare

The healthcare industry constitutes a large and growing segment of the United States economy. It was 17.8% of United States GDP in 2015 and is expected to constitute 18.7% in 2020. Healthcare spending in the United States is estimated to be close to $3.2 trillion in 2015 and will grow at about a 5.6% compounded annual growth rate from 2015 to 2020 based on the national health expenditure data published by Centers for Medicare & Medicaid Services (CMS). Newly passed regulations such as Patient Protection and the Affordable Care Act and Medicaid expansion are altering the interactions within the healthcare eco-system. We believe the key drivers of growth in healthcare include the following:

●	Aging population and rising incidence of chronic diseases. It is estimated that the 65-year and older population group in the U.S. will make up over 16.0% of the total U.S population in 2020, up from 14.6% estimated for 2015. On a per capita basis, health care spending for the 65 and older population was over five times higher than the spending per child and approximately three times the spending per working-age person claimed by a 2012 CMS research report. Chronic diseases — such as diabetes, heart disease, cancer and mental health diseases —will affect over 45% of the U.S. population by 2020. Treating people with chronic diseases accounts for more than 75% of the health care costs based on data from the Centers for Disease Control and Prevention (CDC). This data leads us to consider companies that focus on areas such as home healthcare, assisted living, disease management, behavioral health facilities and services, and preventive care, among others.

●	Scientific Advances. Our management believes technological advances create significant new markets and alter the competitive landscape of established healthcare sub-verticals. More importantly, the regulatory environment has improved since 2010. According to the U.S. Food and Drug Administration, both the approval rate and approval time for FDA approval and 510(k) applications have reached their optimal levels in the last six years. We believe the stabilization in such regulatory processes will encourage continued innovation and commercialization activities in the healthcare space.

●	Shift to value-based care. The traditional fee-for-service reimbursement model has been a major contributor to the ballooning healthcare spending in the U.S. in the past decades. In response, both the public and private sectors are shifting away from the fee-for-service models toward value-based, performance-measured models that are designed to realign value and quality at an individual patient level. We believe this transition will fundamentally change the behaviors of healthcare providers, payors and consumers in the coming years and create opportunities for companies that offer solutions for cost containment, clinical results measurement, regulatory compliance and patient engagement.

●	Increasing global pharmaceutical outsourcing activities. Worldwide prescription drug sales are expected to reach almost $1 trillion by 2020, up from approximately $734 billion in 2015. U.S. pharmaceutical spending is projected to be over $600 billion by 2020 on a gross basis with steady mid-single digit growth. On the other hand, research and developmental spending for the pharmaceutical and biotechnology industry is expected to reach $160 billion in 2020, representing a forecasted growth of only 2.6%. The need for companies to contain R&D expenditures while achieving greater clinical and regulatory success will stimulate pharmaceutical outsourcing activities to organizations such as contracted research organizations (“CROs”), contracted manufacturing organizations (“CMOs”) and In Vitro Diagnostics (“IVDs”).

●	Consumer empowerment and need for information. The U.S. health insurance marketplace is undergoing a structural change which results in broader consumer access to health insurance, more plan options for individuals, and a higher cost burden to insurers. Consumers saw a 13% increase in their average deductible and out-of-pocket maximum costs according to a Consumer Financial Protection Bureau report issued in 2014. Because consumers are responsible for more of their healthcare spending, they are motivated to take more preventive care, research their conditions, discuss treatment plans with their physicians and choose the best providers with the lowest cost. This provides opportunities for digital health, wellness, telemedicine and disease management.

Wellness

The wellness industry, including areas such as healthy eating, nutrition, weight loss, preventive healthcare, work place wellness, fitness and monitoring devices, is estimated by PricewaterhouseCoopers to be a $1.5 trillion industry. This industry, a convergence between healthcare, technology, media, and consumer retail, is less regulated and fosters a business environment that allows for rapid growth and profitability. As healthcare cost rises and the financial burden shifts more to consumers, wellness companies are playing a pivotal role to fill the gap between consumer expectations and the current medical infrastructure. We believe the key drivers of growth in wellness include the following:

●	Millennials and Generation X redefine the concept of wellness. Millennials and Generation X together represent close to half of the U.S. population. They have strong spending power and they view wellness as an active daily pursuit. They approach wellness in a more holistic way than previous generations and are devoted to eating the right food and staying active both mentally and physically. They also have a high affinity for technology and are frequent users of websites, blogs and apps to track training data, review health and wellness options, and stay connected with the communities.

●	Higher healthcare costs are stimulating the rise of corporate wellness initiatives. It is estimated that about 70% of U.S. employers currently offer a general wellness program, up from 58% in 2008. The market is estimated to be $6.0 billion today and constitutes offers such as annual health screening, on-site fitness centers and fitness classes, transit options, smoke cessation facilitation, and a healthy pantry.

●	Increased accessibility through the digital media. Mobile is now the leading digital platform, with the total activity on smartphones and tablets accounting for 62% of the digital media time spent, and apps alone now representing the majority of digital media time at 54%. A growing number of mobile applications and wellness-focused websites are helping digital services and connected devices to expand audience, to raise awareness and offer solutions.

●	Rising income levels. Growth in select household disposable income and rising consumer confidence allow consumers more time and resources for participating in wellness and fitness programs and preparing a healthy diet. Based on data compiled by Trading Economics, total disposable personal income in the United States is projected to grow from $13.9 billion in June 2016 to $16.1 billion in 2020, representing a compound annual growth rate of roughly 3.7%.

Business Strategy

Our business strategy is to identify and acquire a company with a strong value proposition mainly in the U.S. healthcare or the healthcare-related wellness industry. We are seeking a company with a management team that has a track record of developing and growing this business. As seasoned investors, entrepreneurs, operators and clinicians, we intend to collaborate with this company by bringing it growth capital, clinical and commercial knowledge and public market and investor relations expertise. Our acquisition selection process leverages our Management’s and Board’s network of potential transaction sources, ranging from owners and directors of private and public companies, venture capital and private equity funds, investment bankers, lenders, attorneys, accountants and other trusted advisors across various sectors. This network has provided our management team with a robust and consistent flow of acquisition opportunities.

Acquisition Criteria

We believe the majority of the transactions we will review and consider fall into the following categories, although we may decide to enter into a business combination with a target that falls outside of these categories:

●	Portfolio Companies of Private Equity and Later Stage Venture Capital funds Due to a lackluster IPO market, it is more difficult for portfolio companies to go public and raise capital. In addition, both venture capital and private equity investors may be seeking a public currency and partial exit for investments they made many years ago.

●	Private Middle Market Companies. Owners of privately held middle market companies may seek to realize the value of their investments through a sale of all or part of their company.

●	Industry Consolidations. Opportunities in fragmented industries in which revenue growth is driven, and operating expenses are leveraged, via strategic acquisitions.

●	Divisional Spin-outs. Operating units of larger companies that are profitable but may be deemed non-core by the parent organization.

While	we do not have set criteria for a target business, we have established general guidelines:

●	Established Companies. We will focus on companies with a good history of operating and financial results, with an EBITDA of greater than $15 million and a valuation in the $300 million to $700 million range.

●	Strong Free Cash Flow Characteristics. We will seek to acquire companies that have a history of, or the ability to generate, strong, stable free cash flow. This may include companies with opportunities for cash flow growth through operational expansion or turnarounds.

●	Growth Scenarios. We will target situations where companies have the opportunity for organic growth through market development, incremental marketing or increases in working capital.

●	Strong Competitive Industry Position. We will focus on companies that have a leading market position or that we believe have an opportunity to develop such a position. We will seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.

●	Experienced Management Team. We will seek to acquire businesses that have strong, experienced management teams. We may also seek to supplement a target business’s management team with seasoned and experienced executives recruited through our extensive professional network. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow.

●	Diversified Customer and Supplier Base. We will seek to acquire businesses that have a diversified customer and supplier base. These companies are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively influence their customers, suppliers and competitors.

We believe such factors are important in evaluating prospective target businesses, regardless of whether we acquire a target business in the healthcare or healthcare related wellness industry and anticipate using these same criteria to analyze a target business in any industry that we ultimately may explore. These criteria are not intended to be exhaustive. We may enter into our initial business combination with a target business that does not meet these criteria or guidelines. Any evaluation relating to the merits of a particular business combination has been, and will be, based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting an initial business combination consistent with our business objective.

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we would cease negotiations with such target business.

Initial Business Combination

NASDAQ rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or a qualified independent accounting firm with respect to the satisfaction of such criteria. If our securities are not listed on NASDAQ, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not listed on NASDAQ, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team indirectly own common stock, rights and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers have agreed, pursuant to a written letter agreement, not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by December 7, 2018 (or March 7, 2019, as applicable).

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this process a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, without an operating history, and the uncertainty relating to our ability to obtain stockholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available in the Trust Account for a business combination in the amount of approximately $112,563,000 assuming no redemptions and after payment of up to $4,025,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

There is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Origination and Sourcing of Target Business Opportunities

We believe our combined team’s extensive investment and transaction experience, along with relationships with intermediaries and companies, will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our combined team have developed a broad network of contacts and corporate relationships. This network has been developed over the course of a combined 65 years, in the case of our Chief Executive Officer.

We expect that the combined team’s network of existing contacts and relationships will be able to deliver a flow of potential platform and add-on acquisition opportunities which are proprietary or where a limited group of established, credentialed buyers have been invited to participate in the sale process. In addition, we anticipate that target business candidates will be brought to our attention from various sources, including, private equity funds, late stage venture capital funds, investment banks and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Selection of a target business and structuring of our initial business combination

NASDAQ rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from independent investment banking firm that is a member of FINRA or a qualified independent accounting firm with respect to the satisfaction of such criteria. If our securities are not listed on NASDAQ, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

➤	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

➤	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that the additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

➤	we issue common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

➤	any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

➤	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material nonpublic information and (ii) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be approximately $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers, directors and the underwriters have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and (except for the underwriters) any public shares they may hold in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

➤	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

➤	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

➤	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

➤	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our sponsor has agreed to vote its founder shares, private placement shares and any public shares purchased after our initial public offering in favor of our initial business combination. The underwriters have not committed to vote any private placement shares held by them in favor of our initial business combination. As a result, assuming all shareholders are present at the stockholders’ meeting held to approve our initial business combination, we would need only 4,061,251 of the 11,500,000 public shares, or approximately 35.3%, sold in our initial public offering to be voted in favor of our initial business combination in order to have such transaction approved. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officer, directors and the underwriters have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and (except for the underwriters) public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering stock certificates in connection with redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from two days prior to the vote on the business combination if we distribute proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until December 7, 2018 (or March 7, 2019, as applicable).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, executive officers and directors have agreed that we will have only December 7, 2018, or March 7, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by December 7, 2018 but have not completed the initial business combination within such period to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay liquidation expenses (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our business combination by December 7, 2018 (or March 7, 2019, as applicable) time period.

Our sponsor, officers, directors have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination by December 7, 2018 (or March 7, 2019, as applicable). However, if they acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by December 7, 2018 (or March 7, 2019, as applicable) time period.

Our sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 7, 2018 (or March 7, 2019, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time. Prior to acquiring any founder shares or private placement shares from our sponsor, officers, directors or the underwriters, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($428,000 as of December 31, 2017), although we cannot assure you that there are sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $428,000 from the proceeds of our initial public offering (as of December 31, 2017) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by December 7, 2018 (or March 7, 2019, as applicable) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by December 7, 2018 (or March 7, 2019, as applicable), is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination by December 7, 2018 (or March 7, 2019, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following December 7, 2018 (or March 7, 2019, as applicable), and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest withdrawn to pay taxes and less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to complete our business combination by December 7, 2018 (or March 7, 2019, as applicable) and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination by December 7, 2018 (or March 7, 2019, as applicable) or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers, directors and the underwriters agreed to waive any redemption rights with respect to their founder shares, private placement shares and (except for the underwriters) public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

➤	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

➤	we will consummate our initial business combination only if we have net tangible assets upon consummation of our initial business combination of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

➤	if our initial business combination is not consummated by December 7, 2018 (or March 7, 2019, as applicable), then our existence will terminate and we will distribute all amounts in the trust account; and

➤	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses are limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.

Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that Dr. Krauss or any other members of our management devote in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process, but we expect that she will devote a substantial portion of her professional time to our affairs.

Periodic Reporting and Financial Information

We registered our units, common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors

You should carefully consider all of the following risk factors and all the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern in their report.

In its report on our financial statements for the year ended December 31, 2017, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by December 7, 2018 (or March 7, 2019, as applicable).

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of NASDAQ or if we decide to hold a stockholder vote for business or other reasons. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor has agreed to vote its founder shares and private placement shares, as well as any public shares purchased, in favor of our initial business combination. Our sponsor currently owns 21.9% of our outstanding shares of common stock. As a result, assuming all shareholders are present at the stockholders’ meeting held to approve our initial business combination, we would need only 4,061,251 of the 11,500,000 public shares, or approximately 35.3%, sold in our initial public offering to be voted in favor of our initial business combination in order to have such transaction approved. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor agreed to vote their founder shares and private placement shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination is limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval (unless stockholder approval is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons), public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by December 7, 2018 (or March 7, 2019, as applicable). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by December 7, 2018 (or March 7, 2019, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a public stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a public stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a public stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to complete an initial business combination by December 7, 2018 (or March 7, 2019, as applicable), subject to applicable law and as further described herein and (iii) the redemption of our public shares in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by December 7, 2018 (or March 7, 2019, as applicable) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ. We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders).

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

➤	a limited availability of market quotations for our securities;

➤	reduced liquidity for our securities;

➤	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

➤	a limited amount of news and analyst coverage; and

➤	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, although we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination, if NASDAQ were to delist our securities for any reason, we may choose at that time not to comply with the requirement that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock, rights and warrants are listed on NASDAQ, our units, common stock, rights and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, on our redemption, and our rights and warrants will expire worthless.

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, this may potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

If the funds not being held in the trust account are insufficient to allow us to operate until December 7, 2018 (or March 7, 2019, as applicable), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account ($428,000 as of December 31, 2017) may not be sufficient to allow us to operate until December 7, 2018 (or March 7, 2019, as applicable), assuming that our initial business combination is not completed during that time. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only approximately $428,000 (as of December 31, 2017) are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.

Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets other than due to the failure to obtain such waiver, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets other than due to the failure to obtain such waiver, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

➤	restrictions on the nature of our investments, and

➤	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

➤	registration as an investment company;

➤	adoption of a specific form of corporate structure; and

➤	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds is restricted to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 7, 2018 (or March 7, 2019, as applicable) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following December 7, 2018 (or March 7, 2019, as applicable) in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 7, 2018 (or March 7, 2019, as applicable) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than thirty (30) days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our initial public offering are not registered under the Securities Act within 90 days after the closing of our initial business combination, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our initial public offering. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify the shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our initial public offering. Furthermore, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

We have no obligation to net cash settle the rights.

In no event will we have any obligation to net cash settle the rights. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial business combination. Accordingly, the rights may expire worthless.

The grant of registration rights to our initial stockholder, its permitted transferees and holders of our private placement units and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholder and its permitted transferees can demand that we register the founder shares and holders of our private placement units (and their constituent securities) and their permitted transferees can demand that we register the private placement units, private placement shares, private placement rights, private placement warrants, the shares of common stock issuable upon conversion of the private placement rights and the shares of common stock issuable upon exercise of the private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholder, holders of our private placement units (and their constituent securities) or their respective permitted transferees are registered.

We may seek investment opportunities in industries outside of the healthcare or the healthcare related wellness industry (which industry may or may not be outside of our management’s area of expertise).

Although we have focused on identifying business combination candidates in the healthcare or the healthcare related wellness industry, and do not intend to actively seek to identify business combination candidates in other industries (which industries may be outside our management’s area of expertise), we will consider a business combination outside of the healthcare or the healthcare related wellness industry if a business combination candidate is identified and we determine that such candidate offers an attractive investment opportunity for our company or we are unable to identify a suitable candidate in the healthcare or the healthcare related wellness industry after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue an investment outside of the healthcare or the healthcare related wellness industry, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the healthcare or the healthcare related wellness industry would not be relevant to an understanding of the business that we elect to acquire.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We intend to seek a business combination with an operating company in the healthcare or the healthcare related wellness industry, but may also pursue acquisition opportunities in other industries, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet executed a definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a potential business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, any one of which would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes the issuance of up to 35,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 12,921,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon conversion of outstanding rights and exercise of outstanding warrants. There are currently no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, however our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 7, 2018 (or March 7, 2019, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. The issuance of additional shares of common or preferred stock:

➤	may significantly dilute the equity interest of existing investors;

➤	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

➤	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

➤	may adversely affect prevailing market prices for our units, common stock, rights and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements and take time away from oversight of our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a potential business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and some of them do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented to our company or to another entity.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us following our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented to our company or to another entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Members of our management team indirectly own common stock, rights and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this report, our sponsor, executive officers and directors beneficially own or have a pecuniary interest in an aggregate of 3,252,000 founder shares, for which they paid an aggregate purchase price of $25,000. In addition, our sponsor and underwriters purchased an aggregate of 502,500 private placement units, each consisting of one share of common stock, one right to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination and one warrant to purchase one-half of one share of common stock with an exercise price of $5.75 per half share, at a price of $10.00 per unit (a total of $5,025,000), simultaneously with the consummation of this offering. All of these securities will be worthless if we do not complete an initial business combination.

The personal and financial interests of our executive officers and directors, as well as underwriters, may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

➤	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

➤	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

➤	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

➤	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

➤	our inability to pay dividends on our common stock;

➤	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

➤	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

➤	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

➤	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of units have provided us with approximately $112,563,000 in the Trust Account that we may use to complete our business combination (excluding up to approximately $4,025,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

➤	solely dependent upon the performance of a single business, property or asset, or

➤	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $5.75 per half share, or $11.50 per whole share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds as well as the time needed to complete an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholder, who beneficially owns 21.9% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 7, 2018 (or March 7, 2019, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the interest which may be withdrawn to pay taxes), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Prior to acquiring any founder shares or private placement shares from our sponsor, officers, directors or the underwriters, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreements among us and our sponsor, officers, directors and the underwriters, the registration rights agreement among us and our initial stockholders and the administrative services agreement between us and our sponsor, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement related to our initial public offering contains (i) a representation that we will not consummate any public or private equity or debt financing prior to the consummation of a business combination, unless all investors in such financing expressly waive, in writing, any rights in or claims against the trust account and (ii) a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding taxes payable). While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we have not yet entered into a definitive agreement with any prospective target business, and thus cannot ascertain the capital requirements for our initial business combination, we anticipate that we will find the greatest number of opportunities for our initial business combination among companies with aggregate enterprise value of approximately $300 million to $700 million. If we are unable to use our capital stock in sufficient quantity in addition to the proceeds from our initial public offering and the private placement of units, the acquisition of a target business with enterprise value within this range will require that we seek additional financing in excess of the net proceeds of our initial public offering the sale of the private placement units. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our rights and warrants will expire worthless.

Our initial stockholder controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholder owns 21.9% of our issued and outstanding shares of common stock. Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholder purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholder nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholder, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholder will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public rights.

Our rights were issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as right agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public rights to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of at least 65% of the then outstanding public rights approve of such amendment. Although our ability to amend the terms of the rights with the consent of at least 65% of the then outstanding public rights is unlimited, examples of such amendments could be amendments to, among other things, add a price payable upon conversion of a right, or increase such a price if added, shorten the conversion period of a right or decrease the number of shares of our common stock purchasable upon conversion of a right.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify the shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our rights and warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

In our initial public offering, we issued (i) rights to receive 1,150,000 shares of common stock upon consummation of our business combination as part of the units offered by this report and (ii) warrants to purchase 5,750,000 shares of common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of (a) 502,500 private placement rights contained in the private placement units, each convertible into one tenth (1/10) of one share of common stock (or an aggregate of 50,250 shares of common stock) and (b) 502,500 private placement warrants contained in the private placement units, each exercisable to purchase one-half of one share of common stock (or an aggregate of 251,250 shares of common stock) at $5.75 per half share. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon conversion of these rights and exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such rights, when converted, and such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our rights and warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor, the underwriters or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis. In addition, for as long as the private placement warrants are held by the underwriters or their designees or affiliates, they may not be exercised after June 1, 2022.

Because each warrant is exercisable for only one-half of one share of our common stock and each right is exchangeable for only one-tenth of one share of our common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. In addition, each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of our initial business combination. We will not issue fractional shares upon exchange of the rights. If, upon exchange of the rights, a holder would be entitled to receive a fractional interest in a share, we will, upon exchange, either round up to the nearest whole number the number of shares to be issued to the right holder or otherwise comply with Section 155 of the Delaware General Corporation Law (which provides that Delaware companies shall either (1) arrange for the disposition of fractional interests by those entitled thereto, (2) pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined or (3) issue scrip or warrants in registered form (either represented by a certificate or uncertificated) or in bearer form (represented by a certificate) which shall entitle the holder to receive a full share upon the surrender of such scrip or warrants aggregating a full share). This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. This unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

An investment in our securities may involve adverse U.S. federal income tax consequences.

An investment in our securities may involve adverse U.S. federal income tax consequences. For instance:

●	if we make distributions on our common stock, such distributions generally will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. The ability of a holder to seek conversion of their shares may be viewed as a position with respect to substantially similar or related property which diminishes your risk of loss and thereby affects your ability to satisfy the holding period requirements for the dividends received deduction or the preferential tax rate on qualified dividend income with respect to the time period prior to the approval of an initial business combination.

●	our warrants may be exercised on a cashless basis in certain situations as described herein. Although there is no direct legal authority as to the U.S. federal income tax treatment of an exercise of a warrant on a cashless basis, we intend to take the position that such exercise will not be taxable, either because the exercise is not a gain realization event or because it qualifies as a tax-free recapitalization. In the former case, the holding period of the common stock should commence on the day after the warrant is exercised. In the latter case, the holding period of the common stock would include the holding period of the exercised warrants. However, our position is not binding on the IRS and the IRS may treat a cashless exercise of a warrant as a taxable exchange.

●	any capital gain or loss you realize on a sale or other disposition of our common stock will generally be long-term capital gain or loss if your holding period for the common stock is more than one year. However, the conversion feature of the common stock could affect your ability to satisfy the holding period requirements for the long-term capital gain tax rate with respect to the time period prior to the approval of an initial business combination.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

➤	costs and difficulties inherent in managing cross-border business operations

➤	rules and regulations regarding currency redemption;

➤	complex corporate withholding taxes on individuals;

➤	laws governing the manner in which future business combinations may be effected;

➤	tariffs and trade barriers;

➤	regulations related to customs and import/export matters;

➤	longer payment cycles;

➤	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

➤	currency fluctuations and exchange controls;

➤	rates of inflation;

➤	challenges in collecting accounts receivable;

➤	cultural and language differences;

➤	employment regulations;

➤	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

➤	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

There are risks related to the healthcare and healthcare-related wellness industry to which we may be subject.

Business combinations with companies with operations in the healthcare and healthcare related wellness industries entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the healthcare and healthcare related wellness industries, we will be subject to, and possibly adversely affected by, the following risks:

●	Competition could reduce profit margins.

●	Our inability to comply with governmental regulations affecting the healthcare industry could negatively affect our operations.

●	An inability to license or enforce intellectual property rights on which our business may depend.

●	The success of our planned business following consummation of our initial business combination may depend on maintaining a well-secured business and technology infrastructure.

●	If we are required to obtain governmental approval of our products, the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

●	Continuing government and private efforts to contain healthcare costs, including through the implementation of legal and regulatory changes, may reduce our future revenue and our profitability following such business combination.

●	Changes in the healthcare related wellness industry and markets for such products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations.

●	The healthcare industry is susceptible to significant liability exposure. If liability claims are brought against us following a business combination, it could materially adversely affect our operations.

●	Dependence of our operations upon third-party suppliers, manufacturers or contractors whose failure to perform adequately could disrupt our business.

●	The Affordable Care Act, possible changes to it, and how it is implemented could negatively impact our business.

●	A disruption in supply could adversely impact our business.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the healthcare and healthcare related wellness sectors. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 527 Stanton Christiana Rd, Newark, DE 19713. The cost for this space is included in the $10,000 per month fee that we pay our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock, rights and warrants are each traded on the NASDAQ Capital Market under the symbols “KBLMU,” “KBLM,” “KBLMR” and “KBLMW,” respectively. Our units commenced public trading on April 7, 2017, and our common stock, rights and warrants commenced separate public trading on May 2, 2017.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock, rights and warrants as reported on the NASDAQ Capital Market for the period June 2, 2017 through December 31, 2017.

	Units (KBLMU)		Common Stock (KBLM)		Warrants (KBLMW)		Rights (KBLMR)
	High	Low	High	Low	High	Low	High	Low
2017
Second Quarter (1)	$10.30	$9.90	$9.73	$9.70	$0.25	$0.18	$0.40	$0.30
Third Quarter	$10.29	$9.10	$9.80	$9.65	$0.25	$0.15	$0.38	$0.27
Fourth Quarter	$10.25	$10.11	$9.76	$9.68	$0.21	$0.17	$0.32	$0.25

(1)	The high and low trade prices per share of the units for the second quarter of 2017 covers the period starting June 2, 2017 through June 30, 2017. The high and low trade prices per share of the common stock, warrants and rights for the second quarter of 2017 covers the period starting June 27, 2017 through June 30, 2017.

On March 26, 2018, our common stock had a closing price of $9.85, our rights had a closing price of $0.38, our warrants had a closing price of $0.27 and our units had a closing price of $10.42.

(b)   Holders

On March 27, 2018, there were 7 holders of record of our units, 2 holders of record of our common stock, one holder of record of our rights and one holder of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the year ended December 31, 2017 and for the period from September 7, 2016 (inception) through December 31, 2016. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	December 31,	For the period from September 7, 2016 (inception) through December 31,
	2017	2016
Income Statement Data:
Loss from operations	$(343,884)	$(3,105)
Net income (loss)	123,764	(3,105)

Cash Flow Data:
Net cash used in operating activities	$(497,357)	$—
Net cash used in investing activities	(115,925,000)	—
Net cash provided by financing activities	116,783,500	67,250

	December 31, 2017	December 31, 2016
Balance Sheet Data:
Cash	$428,393	$67,250
Cash and marketable securities held in Trust Account	116,588,017	—
Total assets	117,058,354	240,000
Total liabilities	4,233,131	218,105
Common stock subject to possible redemption	107,825,218	—
Total stockholders’ equity	5,000,005	21,895

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain additional financing if the debt security contains covenants restricting our ability o obtain additional financing while such security is outstanding;

●	our inability to pay dividends on our common stock;

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through December 31, 2017 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on June 7, 2017, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2017, we had net income of $123,764, which consists of interest income on cash and marketable securities held in the Trust Account of $663,017, offset by operating costs of $343,884 and a provision for income taxes of $195,369.

For the period from September 7, 2016 (inception) through December 31, 2016, we had a net loss of $3,105, consisting of operating costs.

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

As of December 31, 2017, we had cash and marketable securities held in the Trust Account of $116,588,017, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. During the year ended December 31, 2017, we withdrew $225,000 of interest income from the Trust Account to pay income taxes. In February 2018, we withdrew an additional $58,800 of interest income to pay franchise taxes.

As of December 31, 2017, we had cash of $428,393 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of December 31, 2017, we had accounts payable and accrued expenses of $112,945.

For the year ended December 31, 2017, cash used in operating activities amounted to $497,357. Net income of $123,764 was offset by interest earned on marketable securities held in the Trust Account of $663,017. Changes in our operating assets and liabilities used cash of $41,896.

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

Going Concern

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

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Reference is made to Pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the year ended December 31, 2017 and for the period from September 7, 2016 (inception) through December 31, 2016.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended December 31, 2017
Operating Expenses
Operating costs	$31,260	$50,436	$140,849	$121,339	$343,884
Loss from operations	(31,260)	(50,436)	(140,849)	(121,339)	(343,884)
Other Income:
Provision for income taxes	—	—	(106,940)	(88,429)	(195,369)
Interest income	—	55,729	333,905	273,383	663,017
Net Income (Loss)	$(31,260)	$5,293	$86,116	$63,615	$123,764
Income (loss) per common share:
Basic	$(0.01)	$0.00	$0.02	$0.02	$0.04
Diluted	$(0.01)	$0.00	$0.01	$0.00	$0.01
Weighted average number of common shares outstanding:
Basic	2,500,000	3,538,264	4,216,561	4,208,034	3,450,416
Diluted	2,500,000	10,109,686	14,877,500	14,877,500	9,435,075

Balance Sheet Data (at period end)
Cash	$67,250	$577,611	$453,529	$428,393	$428,393
Cash and securities held in Trust Account	—	116,205,729	116,539,634	116,588,017	116,588,017
Total Assets	320,000	116,813,248	117,025,645	117,058,354	117,058,354
Total Liabilities	329,365	4,137,756	4,264,037	4,233,131	4,233,131
Common stock subject to possible redemption	—	107,675,484	107,761,607	107,825,218	107,825,218
Total Stockholders’ Equity	$(9,365)	$5,000,008	$5,000,001	$5,000,005	$5,000,005

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Period from September 7, 2016 (inception) through December 31, 2016
Operating Expenses
Operating costs	$—	$—	$683	$2,422	$3,105
Net loss	$—	$—	$(683)	$(2,422)	$(3,105)
Loss per common share:
Basic	$—	$—	$(0.00)	$(0.00)	$(0.00)
Diluted	$—	$—	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic	—	—	2,500,000	2,500,000	2,500,000
Diluted	—	—	2,500,000	2,500,000	2,500,000

Balance Sheet Data (at period end)
Cash	$—	$—	$—	$67,250	$67,250
Total Assets	—	—	25,000	240,000	240,000
Total Liabilities	—	—	683	218,105	218,105
Total Stockholders’ Equity	$—	$—	$24,317	$21,895	$21,895

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Marlene Krauss, M.D.	73	Chief Executive Officer and Director
Joseph A. Williamson	65	Chief Operating Officer and Director
George Hornig	63	Chairman of the Board of Directors
Andrew Sherman	47	Director
Sherrill Neff	66	Director

Marlene Krauss, M.D. has been Chief Executive Officer and a director since our inception. She has over 30 years of experience in acquiring, selling and growing more than 20 companies in all areas of healthcare including healthcare services, pharmaceuticals and medical devices. She was also the Chief Executive Officer and founder of three prior SPACs; KBL I, II and III, respectively, as described under the heading “Our management team has an established track record of raising and operating blank check companies. We believe this experience enhances the probability of successfully completing a business combination.” While holding these positions, she was involved in their formation, deal sourcing, investment selection and operations. She played a crucial role in KBL I’s acquisition of Concord Health and negotiated the sale of Concord Health to the MultiCare Companies for approximately $130.5 million in cash. In addition, in KBL II, she was instrumental in the acquisition of Summer Infant, a baby care company. In 1998, she founded KBL Healthcare Ventures and remains its Managing Director. KBL consists of three funds, KBL Healthcare Ventures LP, KBL Healthcare LP and KBL Partnership LP, backed by institutional investors which has completed its investment cycle. Through her funds, with individual groups of investors, or in public financings she has invested in, grown and/or been on the board of a variety of healthcare companies. She was an initial Board Member and investor in Summit Technology (acquired by Alcon, now a subsidiary of Novartis (VTX:NOVN), one of the first companies to develop the Lasik laser. Summit was sold to Alcon for $839 million in 2000. From 1999 to 2005, through KBL, she was a founder, Board Member and investor in Lumenos, which was among the initial companies that created a consumer driven health care insurance product. The company was sold to Wellpoint (now known as Anthem, Inc.(NYSE:ANTM)) in 2005 for $185 million. In 2004, she was an early investor of Remon Medical Technologies Inc., a development-stage company focused on creating communication technology for medical device applications, through its sale to Boston Scientific Corporation for an undisclosed amount in 2007. She led the first institutional round of investors and was on the Board of PneumRx, Inc., a developer of one of the first non-invasive devices to treat lung disease from 2005 to 2011. It was sold to BTG plc (LON:BTG) in 2014 for up to $475 million which included potential earn out payments. Since 2005, she has been a founder and board member of Vampire Pharmaceuticals LLC, a biopharmaceutical company that is developing products to treat conditions such as diabetes and sickle cell disease. Dr. Krauss received an M.B.A and M.D. degree from Harvard University and a B.A. degree from Cornell University. She is a board certified ophthalmologist with a specialty in retinal surgery and trained at the Harvard Hospitals, New York Hospital and Mt. Sinai Hospital in New York. She has been on the Advisory Committee on Education at Harvard Medical School since 2012 and received the Alumni Achievement Award and was on the Deans Advisory Committee of Harvard Business School. We believe Dr. Krauss is well qualified to serve on our board due to her extensive business, operational and management experience, along with her prior experience with blank check companies.

Joseph A. Williamson, our Chief Operating Officer and a director since June 2017, has over 35 years of experience as a healthcare operator, executive and entrepreneur primarily in the post-acute healthcare facilities field (senior living, assisted living, hospice and home care) as well as ancillary services such as physical therapy, occupational therapy, rehabilitation therapy, pharmaceutical distribution, and medical supplies. Since 2009, Mr. Williamson has been the Managing Partner at JAW Capital, LLC, an investment fund vehicle for private investments focusing on healthcare. He has been the Chairman of National Home Care Holdings, LLC, a multi-state home health company, from 2010 to the present. Mr. Williamson served as the Chairman and Chief Executive Officer of National Medical and Security Holdings, LLC, a medical supply and equipment company from 2013 to 2015, until it was sold to NSM; as a board member and investor in CCRx, a portfolio company of Cressey & Company that focused on pharmacy distribution in the senior and correctional area from 2004 to 2010 when it was sold to Omnicare, Inc. (now a subsidiary of CVS Health Corporation (NYSE:CVS)); as chairman/investor of National Hospice Holdings Investors, LLC from 2010 to 2014, when it merged into TridentUSA, an affiliate of Formation Capital. Formerly, Mr. Williamson was the founder, Chairman and Chief Executive Officer of Brandywine Senior Care, Inc., an assisted living facility company from 2006 to 2002. From 1992 to 1996, Mr. Williamson was co-founder, President and Chief Operating Officer and director of Concord Health Group, Inc., a long term care company which was acquired by KBL I and subsequently was acquired by Multicare Companies Inc. Prior to Concord Health Group, Mr. Williamson served in various senior positions at Genesis Health Ventures, Inc., the predecessor of Genesis Healthcare Corporation (NYSE:GEN) from 1986 until 1992. Prior to Genesis, Mr. Williamson was co-founder, Chief Executive Officer and President of Healthcare Resources Corp., a nursing home, rehabilitation and pharmacy distribution company which he helped sell to Genesis in 1986. Prior to Healthcare Resources, Mr. Williamson held officer positions at Leader Nursing Centers, Inc, a publicly held nursing home and rehabilitation company founded by former Governor of Pennsylvania, George M. Leader. Mr. Williamson also was a principal/general partner of a private equity health care fund, Commerce Health Ventures which merged into NewSpring Capital. Mr. Williamson earned his Juris Doctor degree at The Delaware Law School of Widener University, his MBA in Health Care Administration from Temple University and a BS in Accounting from Villanova University. We believe Mr. Williamson is well qualified to serve on our board due to his extensive business, operational and management experience, along with his prior blank check company experience.

George Hornig has served as our Chairman since June 2017. Mr. Hornig has served as the Chief Executive Officer of RON Transatlantic Financial Holdings since January 2017. Mr. Hornig served as Senior Managing Director as well as the Chief Operating Officer of PineBridge Investments from 2010 to September 2016. During his employment with PineBridge, he was responsible for the management of global operations. He was involved in the restructuring of the former AIG Investment Management division into PineBridge. He has served on the boards of Forrester Research, a research and analysis provider, since 1996; Xometry, a specialty machining company, since 2014; Edelman, a marketing firm, since 2016. Previously, Mr. Hornig was on the Board of KBL Healthcare Acquisition Corp. I and then served on the Board of the merged company, Concord Health. From 1999 to 2010, Mr. Hornig spent 11 years at Credit Suisse Asset Management where he became its Co-Global Chief Operating Officer. From 1993 to 1999, he served as Executive Vice President and Chief Operating Officer of the Americas at Deutsche Bank. From 1988 to 1991, Mr. Hornig was also a Co-founder and Chief Operating Officer of Wasserstein Perella & Co. following his tenure in the First Boston Mergers and Acquisitions group from 1983 to 1988. Mr. Hornig has been an early investor in a many high growth companies including Royalty Pharma, a biopharmaceutical company that invests in revenue-producing royalty interests in biopharma products; FibroGen, a publicly traded biopharmaceutical company; and Cibus, a precision gene-editing company for agriculture. Mr. Hornig holds an A.B. from Harvard College and an M.B.A. from Harvard Business School and J.D. from Harvard Law School. We believe Mr. Hornig is well-qualified to serve as a director due to his extensive experience in finance, management and investment banking.

Andrew Sherman has served as a member of our board of directors since June 2017. Mr. Sherman is currently the Chief Development Officer for Women’s Care Enterprises where he leads the corporate development activity for a leading multi-specialty provider of women’s health services. From August 2016 to October 2016, Mr. Sherman served as a consultant focused on transaction development for Unified Physician Management (“UPM”), a physician practice management company focused on obstetrics and gynecology. Prior to UPM, from May 2015 to August 2016, Mr. Sherman was a Partner at DCH Partners, a healthcare-focused private equity firm. Prior to DCH Partners, Mr. Sherman worked for 22 years in investment banking, M&A and buyside roles. From 2011 to 2015, Mr. Sherman was a Managing Director in Healthcare with Morgan Joseph TriArtisan and from 2010 to 2011, he worked in healthcare investment banking at Madison Williams. From 2009 to 2010, Mr. Sherman was a consultant to Capitol Acquisition Corp. which completed a merger in 2010 with Two Harbors Investment Corp. (NYSE:TWO), a real-estate investment trust. From 2007 to 2009, Mr. Sherman was also a consultant to KBL III. From 2001 to 2007, Mr. Sherman worked as a Principal in investment banking at Banc of America Securities. From 1999 to 2001, Mr. Sherman co-founded Brand 3, a private label infrastructure internet service provider, which was sold to American Express in 2001. From 1997 to 1999, Mr. Sherman worked in investment banking at Montgomery Securities. From 1992 to 1995, Mr. Sherman worked in mergers and acquisitions at James D Wolfensohn, Inc. Mr. Sherman holds a B.S. in Economics and Finance from The Wharton School of Business, a B.A. in International Relations from the University of Pennsylvania, and an M.B.A. with Distinction from The Harvard Graduate School of Business Administration. We believe Mr. Sherman is well qualified to serve as a director due to his extensive experience in finance, investment in healthcare related businesses, along with his prior blank check company experience.

Sherrill Neff has served as a member of our board of directors since June 2017. Since 2002, Mr. Neff has been a Founding Partner of Quaker Partners, a healthcare investment firm focusing on venture and growth stage companies. In this position, he launched and managed five life sciences venture funds which managed $700 million committed capital. He has invested in many areas of healthcare, including biotechnology, medical technology and healthcare services, and has invested in both private and public companies. Investments for which he was responsible include Amicus Therapeutics (Nasdaq:FOLD); BioRexis Therapeutics (sold to Pfizer); MedMark (sold to Walgreens); Durata Therapeutics (sold to Actavis); Protez Pharmaceuticals (sold to Novartis); Regado BioSciences (merged with Tobira Therapeutics and subsequently sold to Allergan); RainDance Technologies (sold to BioRad); and Cempra Pharmaceuticals (Nasdaq:CEMP). As part of his Quaker Partners portfolio responsibilities, Mr. Neff served on the boards of directors of Cempra Pharmaceuticals (formerly CEMP, which merged with Melinta Therapeutics (MLNT)) from 2011 through 2017; of Intact Vascular since 2013; of Vesper Medical since 2016; and of Rapid Micro BioSystems since 2017. He is currently a board observer to Neuronetics, Inc., and served as a member of its board of directors from 2006 until 2015. He also currently serves on the board of directors of Resource Capital Corporation (NYSE: RSO), a mortgage real estate finance company. Prior to this, from 1994 to 2002, he was President and COO of a publicly traded biotechnology company, Neose Technologies. Prior to this, from 1993 to 1994, Mr. Neff was Senior Vice President of U.S. Healthcare, a publicly traded managed care company where he had responsibilities for strategic corporate development. Prior to this, Mr. Neff was a Managing Director in the Investment Banking division of Alex. Brown & Sons. Mr. Neff is a graduate of Wesleyan University and graduated magna cum laude from the University of Michigan Law School. We believe Mr. Neff is well qualified to serve as a director due to his extensive experience in finance, investment in healthcare related businesses, and operations and executive management.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Sherman and Neff, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dr. Krauss and Messrs. Williamson and Hornig, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors.

Audit Committee

NASDAQ listing standards and applicable SEC rules require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which currently consists of Messrs. Hornig, Sherman and Neff. Messrs. Hornig, Sherman and Neff meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Neff serves as Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Neff qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

➤	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

➤	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

➤	reviewing and discussing with the independent registered public accounting firm all relationships the firm have with us in order to evaluate their continued independence;

➤	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

➤	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

➤	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

➤	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

➤	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Hornig and Neff. Mr. Hornig serves as Chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

➤	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

➤	reviewing and approving the compensation of all of our other executive officers;

➤	reviewing our executive compensation policies and plans;

➤	implementing and administering our incentive compensation equity-based remuneration plans;

➤	assisting management in complying with our proxy statement and annual report disclosure requirements;

➤	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

➤	producing a report on executive compensation to be included in our annual proxy statement; and

➤	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to our sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsor, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Hornig, Neff and Sherman. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics, our audit committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our executive officers has been paid cash compensation in connection with services rendered to the Company for the year ended December 31, 2017. Commencing on June 2, 2017 through the earlier of consummation of our initial business combination and our liquidation, we have paid our sponsor a total of $10,000 per month for office space, utilities and secretarial support. Our sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class
KBL IV Sponsor LLC (2)	3,252,500	21.9%
Marlene Krauss, M.D. (2)	3,252,500	21.9%
Joseph Williamson (3)	—	—
George Hornig (3)	—	—
Andrew Sherman (3)	—	—
Sherrill Neff (3)	—	—
Karpus Management, Inc. (4)	1,685,160	11.3%
AQR Capital Management, LLC (5)	900,000	6.0%
Boothbay Fund Management, LLC (6)	891,863	6.0%
Polar Asset Management Partners Inc. (7)	1,743,550	11.7%
All executive officers and directors as a group (5 individuals)	—	—

*	Less than 1 percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 527 Stanton Christiana Rd., Newark, DE 19713.

(2)

These shares represent the founder shares held by our sponsor. Dr. Marlene Krauss, our Chief Executive Officer, is the sole managing member of KBL IV Sponsor LLC. Consequently, she may be deemed the beneficial owner of the founder shares held by our sponsor and has sole voting and dispositive control over such securities. Dr. Krauss disclaims beneficial ownership over any securities owned by our sponsor in which she does not have a pecuniary interest.

(3)	Does not beneficially own any shares of our common stock. However, he has a pecuniary interest in shares of our common stock through his ownership of membership interests of our sponsor.
(4)

Based on a Schedule 13G/A filed with the SEC on February 14, 2018. Karpus Management, Inc., d/b/a Karpus Investment Management is a New York corporation. The business address of such holder is 183 Sully’s Trail, Pittsford, New York 14534.

(5)

Based on a Schedule 13G filed with the SEC on February 14, 2018. AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners, LLC is deemed to be controlled by AQR Capital Management, LLC. The business address of such holders is Two Greenwich Plaza, Greenwich, CT 06830.

(6)

Based on a Schedule 13G filed with the SEC on January 8, 2018. Such shares are held by Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), which is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Shares held by the Fund. Ari Glass is the Managing Member of the Adviser. The business address of such holders is 810 7th Avenue, Suite 615, New York, NY 10019-5818.

(7)	According to a Schedule 13G filed with the SEC on November 13, 2017, by Polar Asset Management Partners Inc., the business address of Polar Asset Management Partners Inc., is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, serves as investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts, and has sole voting and investment discretion with respect such securities which are held by PMSMF and such accounts.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

N/A

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In September 2016, our sponsor purchased an aggregate 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20.0% of the outstanding shares (excluding the private placement shares).

Our sponsor and the underwriters purchased an aggregate of 502,500 units, including 377,500 by our sponsor and 125,000 by the underwriters, which units are identical to the units sold by us in our initial public offering except as described herein, at a price of $10.00 per unit (a total of $5,025,000) in a private placement that closed simultaneously with the closing of our initial public offering. The purchase price of the private placement units was added to the proceeds from our initial public offering held in the trust account. If we do not complete a business combination by December 7, 2018 (or March 7, 2019, as applicable), the proceeds from the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to our founder shares, private placement shares, rights or warrants, which will expire worthless. The private placement units are identical to the units being sold in our initial public offering except the private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or their affiliates or designees. In addition, for as long as the private placement warrants are held by underwriters or their designees or affiliates, they may not be exercised after five years from the effective date of the registration statement relating to our initial public offering. If the private placement units are held by someone other than the initial holder, or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in our initial public offering. In conjunction with their investment in the private placement units, the underwriters or their designees also purchased membership interests in our sponsor, through which the underwriters or their designees collectively have a pecuniary interest in 230,000 founder shares, pursuant to a separate private placement that closed simultaneously with the closing of the public offering and the private placement of units. Our sponsor beneficially owns the founder shares allocated to the underwriters or their designees and will retain sole voting and dispositive power over such securities until the closing of our initial business combination, at which time our sponsor will distribute the founder shares to the underwriters or their designees for no additional consideration. Upon receipt of the founder shares, the underwriters or their designees will no longer retain their ownership interests in our sponsor.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have agreed to pay our sponsor, an affiliate of Dr. Marlene Krauss, our Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor loaned us $140,000 to be used for a portion of the expenses of our initial offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2017 or the closing of such offering. This loan was repaid upon the closing of such offering out of the offering proceeds that were allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans will be convertible into units of the post-business combination entity at a price of $10.00 per unit (which, for example, would result in the holders being issued 110,000 shares of common stock if $1,000,000 of notes were so converted since the 100,000 rights included in such units would result in the issuance of 10,000 shares upon the closing of our business combination, as well as 100,000 warrants to purchase 50,000 shares) at the option of the lender. The units would be identical to the private placement units. Except as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our combined team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares and private placement units (and their component securities) and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering. The holders of these securities and their permitted transferees are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders and their permitted transferees have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement relating to our initial public offering and may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our audit committee must review and approve any related person transaction we propose to enter into. Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. A summary of such policies and procedures is set forth below.

Any potential related party transaction that is brought to the audit committee’s attention will be analyzed by the audit committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the audit committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

➤	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

➤	whether there are business reasons for us to enter into the transaction;

➤	whether the transaction would impair the independence of an outside director; and

➤	whether the transaction would present an improper conflict of interest for any director or executive officer.

Any member of the audit committee who has an interest in the transaction under discussion must abstain from any voting regarding the transaction, but may, if so requested by the Chairman of the audit committee, participate in some or all of the audit committee’s discussions of the transaction. Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Hornig, Sherman and Neff are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2017 totaled $19,000. The aggregate fees billed by Withum related to audit services in connection with our initial public offering totaled $60,500, and includes the annual financial statements as of December 31, 2016 and the period from September 7, 2016 (date of inception) to December 31, 2016, which were included in the Company’s registration statement. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2017 and the period from September 7, 2016 (date of inception) to December 31, 2016, we did not pay Withum any audit-related fees..

Tax Fees. Fees charged by Withum for tax return services, planning and tax advice for the year ended December 31, 2017 and the period from September 7, 2016 (date of inception) to December 31, 2016, respectively, were $0 and $2,500, respectively.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2017 and 2016.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 1, 2017, between the Company and EarlyBirdCapital, Inc. (1)
3.1	Certificate of Incorporation. (1)
3.2	Amended and Restated Certificate of Incorporation.(1)
3.3	Bylaws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (3)
4.4	Specimen Right Certificate. (3)
4.5	Warrant Agreement, dated June 1, 2017, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreement, dated June 1, 2017, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.2	Investment Management Trust Account Agreement, dated June 1, 2017, between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration Rights Agreement, dated June 1, 2017, between the Company and certain securityholders. (1)
10.4	Rights Agreement, dated June 1, 2017, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.5	Securities Subscription Agreement, dated December 28, 2016, between the Company and KBL IV Sponsor LLC. (2)
10.6	Third Amended and Restated Unit Subscription Agreement, dated March 15, 2017, between the Company and KBL Investors I, LLC. (1)
10.7	Third Amended and Restated Unit Subscription Agreement, dated June 1, 2017, between the Company and the underwriters of the Company’s IPO(1)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Services Agreement, dated June 1, 2017, between the Company and KBL Capital Management, LLC (1)
14.1	Code of Business and Ethics. (2)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on June 7, 2017.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on April 26, 2017.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on May 26, 2017.

KBL MERGER CORP. IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

KBL Merger Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KBL Merger Corp. IV (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2017 and for the period from September 7, 2016 (inception) through December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from September 7, 2016 (inception) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Other Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by December 7, 2018, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits are accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2016.

Whippany, New Jersey

March 29, 2018

KBL MERGER CORP. IV

BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$428,393	$67,250
Prepaid expenses	41,944	—
Total current assets	470,337	67,250

Deferred offering costs	—	172,750
Cash and marketable securities held in Trust Account	116,588,017	—
Total Assets	$117,058,354	$240,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,544	$78,105
Franchise tax payable	88,401
Due to related party	95,186	—
Note payable – related party	—	140,000
Total current liabilities	208,131	218,105
Deferred underwriting fees	4,025,000	—
Total Liabilities	4,233,131	218,105

Commitments

Common stock subject to possible redemption, $0.0001 par value; 10,675,764 and -0- shares as of December 31, 2017 and 2016, respectively (at value of approximately $10.10 per share)	107,825,218	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,201,736 and 2,875,000 shares issued and outstanding (excluding 10,675,764 and -0- shares subject to possible redemption, respectively) as of December 31, 2017 and 2016, respectively	420	287
Additional paid-in capital	4,878,926	24,713
Retained earnings (accumulated deficit)	120,659	(3,105)
Total Stockholders’ Equity	5,000,005	21,895
Total Liabilities and Stockholders’ Equity	$117,058,354	$240,000

The accompanying notes are an integral part of the financial statements.

KBL MERGER CORP. IV

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	For the period from September 7, 2016 (inception) through December 31, 2016

General and administrative expenses	$343,884	$3,105
Loss from operations	(343,884)	(3,105)

Other income:
Interest income	663,017	—
Other income	663,017	—

Income before provision for income taxes	319,133	—
Provision from income taxes	195,369	—
Net income (loss)	$123,764	$(3,105)

Weighted average shares outstanding
Basic	3,450,416	2,500,000
Diluted	9,435,075	2,500,000

Net income (loss) per common share
Basic	$0.04	$(0.00)
Diluted	$0.01	$(0.00)

The accompanying notes are an integral part of the financial statements.

KBL MERGER CORP. IV

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – September 7, 2016 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	2,875,000	287	24,713	—	25,000

Net loss	—	—	—	(3,105)	(3,105)

Balance – December 31, 2016	2,875,000	287	24,713	(3,105)	21,895

Sale of 11,500,000 Units, net of underwriting discount and offering expenses	11,500,000	1,150	107,653,414	—	107,654,564

Sale of 502,500 Private Units	502,500	51	5,024,949	—	5,025,000

Common stock subject to redemption	(10,675,764)	(1,068)	(107,824,150)	—	(107,825,218)

Net income	—	—	—	123,764	123,764

Balance – December 31, 2017	4,201,736	$420	$4,878,926	$120,659	$5,000,005

The accompanying notes are an integral part of the financial statements.

KBL MERGER CORP. IV

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	For the period from September 7, 2016 (inception) through December 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$123,764	$(3,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(663,017)	—
Changes in operating assets and liabilities:
Prepaid expenses	(41,944)	—
Accounts payable and accrued expenses	(53,561)	3,105
Franchise tax payable	88,401
Due to related party	49,000	—
Net cash used in operating activities	(497,357)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)	—
Interest income released from Trust Account to pay taxes	225,000	—
Net cash used in investing activities	(115,925,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Founders Shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	112,125,000	—
Proceeds from sale of Private Units	5,025,000	—
Proceeds from advances from related party	107,744	—
Repayment of advances from related party	(61,558)	—
Proceeds from note payable – related party	51,521	100,000
Repayment of note payable – related party	(191,521)	—
Payment of offering costs	(272,686)	(57,750)
Net cash provided by financing activities	116,783,500	67,250

Net Change in Cash	361,143	67,250
Cash – Beginning	67,250	—
Cash – Ending	$428,393	$67,250

Supplementary cash flow information:
Cash paid for taxes	$225,000	$—

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$4,025,000	$—
Deferred offering costs charged to additional paid in capital	$172,750	$—
Offering costs paid by Sponsor under note payable – related party	$—	$40,000
Offering costs included in accounts payable and accrued expenses	$—	$75,000

The accompanying notes are an integral part of the financial statements

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

At December 31, 2017, the Company had not yet commenced operations. All activity through December 31, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

On June 23, 2017, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company consummated the sale of an additional 1,500,000 Units at $10.00 per Unit and the sale of an additional 52,500 Private Units at $10.00 per Private Unit, generating total gross proceeds of $15,525,000. Following the closing, an additional $15,150,000 of net proceeds ($10.10 per Unit) was placed in the Trust Account, resulting in $116,150,000 ($10.10 per Unit) held in the Trust Account (defined below).

Transaction costs amounted to $7,345,436, consisting of $2,875,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 5) and $445,436 of Initial Public Offering costs.

Trust Account

Following the closing of the Initial Public Offering and the Private Placement, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Notwithstanding the foregoing, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares.

The Company’s Sponsor (the “initial stockholder”), officers and directors agreed not to propose an amendment to the Company’s amended and restated article of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares of the Company’s common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s Rights, Warrants, Private Placement Warrants (as defined in Note 3) and the rights underlying the Private Units, which will expire worthless if the Company fails to complete its Business Combination within the Combination Period.

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

The initial stockholder, officers, directors and underwriters agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if they should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

Liquidity

As of December 31, 2017, the Company had a cash balance of approximately $428,000, which excludes interest income of approximately $663,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required, up to $1,000,000. Such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units (see Note 4).

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company’s needs through December 7, 2018, the scheduled liquidation date. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and 2016.

Cash and marketable securities held in Trust Account

At December 31, 2017, assets held in the Trust Account were comprised of $16,699 in cash and $116,571,318 in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, 10,675,764 shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consisting of legal, accounting, underwriting fees and other costs amounting to $7,345,436 that were directly related to the Initial Public Offering were charged to stockholders’ equity upon the completion of the Initial Public Offering on June 7, 2017.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017 and 2016, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

Net income (loss) per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at December 31, 2017 have been excluded from the calculation of basic income per share for the year ended December 31, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017 and 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier to occur of (i) one year after the completion of a Business Combination, and (ii) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of the Company’s common stock for cash, securities or other property the (“Lock-Up Period”). Notwithstanding the foregoing, if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after its initial Business Combination, then the lock-up will terminate.

Related Party Advances

As of December 31, 2017, the Company’s Sponsor advanced an aggregate of $107,744 to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of December 31, 2017, the Company has repaid $61,558 of such advances. Advances amounting to $46,186 were outstanding as of December 31, 2017 and included in due to related party in the accompanying balance sheets (see Administrative Service Fee below).

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

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the year ended December 31, 2017, the Company incurred $70,000 of administrative service fees, of which $49,000 is payable and included in due to related party in the accompanying balance sheet at December 31, 2017.

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. There were no Working Capital Loans outstanding as of December 31, 2017.

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

6. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2017 and 2016, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At December 31, 2017 and 2016, there were 4,201,736 and 2,875,000 shares of common stock issued and outstanding, respectively (excluding 10,675,764 and 0 shares of common stock subject to possible redemption, respectively).

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

7. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2017
Deferred tax asset
Organizational costs/Startup expenses	$53,651
Total deferred tax assets	53,651
Valuation allowance	(53,651)
Deferred tax asset, net of allowance	$—

The income tax provision (benefit) consists of the following:

Year Ended December 31, 2017
Federal
Current	$195,369
Deferred	(53,651)

State
Current	—
Deferred	—
Change in valuation allowance	53,651
Income tax provision	$195,369

As of December 31, 2017 and 2016, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2017, the change in the valuation allowance was $53,651. Information regarding the deferred tax asset at December 31 2016 and the provision for income taxes for the period from September 7, 2016 (inception) through December 31, 2016 is not presented as it is not deemed to be material.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2017 is as follows:

Year Ended December 31, 2017
Statutory federal income tax rate	34.0%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate change	10.4%
Change in valuation allowance	16.8%
Income tax provision	61.2%

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced to 21%. The Company has a recorded full valuation allowance against its deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

8. TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

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

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The gross holding losses and fair value of held-to-maturity securities at December 31, 2017 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
December 31, 2017	U.S. Treasury Securities (Mature on 1/18/2018)	$116,571,318	$(1,467)	$116,569,851

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2018	KBL MERGER CORP. IV

	By:	/s/ Marlene Krauss, M.D.
Name: Marlene Krauss, M.D. Title: Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marlene Krauss, M.D.	Chief Executive Officer and Director	March 29, 2018
Marlene Krauss, M.D.	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Joseph A. Williamson	Chief Operating Officer and Director	March 29, 2018
Joseph A. Williamson

/s/ George Hornig	Chairman of the Board of Directors	March 29, 2018
George Hornig

/s/ Andrew Sherman	Director	March 29, 2018
Andrew Sherman

/s/ Sherrill Neff	Director	March 29, 2018
Sherrill Neff

67