Form 10-Q
period 2018-03-31
KBL MERGER CORP. IV
filed 2018-05-15
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, there were 14,877,500 shares of the Company’s common stock issued and outstanding.

KBL MERGER CORP. IV

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

KBL MERGER CORP. IV

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
Assets	(unaudited)	(audited)
Current assets:
Cash	$340,087	$428,393
Prepaid expenses	50,723	41,944
Total current assets	390,810	470,337

Cash and marketable securities held in Trust Account	116,916,716	116,588,017
Total Assets	$117,307,526	$117,058,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$56,302	$24,544
Franchise and income taxes payable	71,372	88,401
Due to related party	156,171	95,186
Total current liabilities	283,845	208,131

Deferred underwriting fees	4,025,000	4,025,000
Total Liabilities	4,308,845	4,233,131

Commitments

Common stock subject to possible redemption, 10,692,939 and 10,675,764 shares as of March 31, 2018 and December 31, 2017, respectively (at redemption value of approximately $10.10 per share)	107,998,680	107,825,218

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,184,561 and 4,201,736 shares issued and outstanding (excluding 10,692,939 and 10,675,764 shares subject to possible redemption) as of March 31, 2018 and December 31, 2017, respectively	418	420
Additional paid-in capital	4,705,466	4,878,926
Retained earnings	294,117	120,659
Total Stockholders’ Equity	5,000,001	5,000,005
Total Liabilities and Stockholders’ Equity	$117,307,526	$117,058,354

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

General and administrative expenses	$137,873	$31,260
Loss from operations	(137,873)	(31,260)

Other income:
Interest income	387,484	-

Income (loss) before provision for income taxes	249,611	(31,260)
Provision from income taxes	(76,153)	-
Net income (loss)	$173,458	$(31,260)

Weighted average shares outstanding
Basic	4,201,545	2,500,000
Diluted	14,877,500	2,500,000

Net income (loss) per common share
Basic	$0.04	$(0.01)
Diluted	$0.01	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$173,458	$(31,260)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(387,484)	—
Changes in operating assets and liabilities:
Prepaid expenses	(8,779)	—
Accounts payable and accrued expenses	(56,643)	31,260
Due to related party	27,000	—
Franchise and income taxes payable	71,372	—
Net cash used in operating activities	(181,076)	—

Cash Flows from Investing Activities:
Interest income released from Trust Account to pay taxes	58,785	—
Net cash provided by investing activities	58,785	—

Cash Flows from Financing Activities:
Proceeds from advances from related party	33,985	—
Net cash provided by financing activities	33,985	—

Net Change in Cash	(88,306)	—
Cash – Beginning of period	428,393	67,250
Cash – Ending of period	$340,087	$67,250

Non-Cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$80,000
Change in value of common stock subject to possible redemption	$173,462	$—

The accompanying notes are an integral part of the unaudited condensed financial statements

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

At March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

MARCH 31, 2018

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

The initial stockholder, officers, directors and underwriters agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if they should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Liquidity

As of March 31, 2018, the Company had a cash balance of approximately $340,000, which excludes interest income of approximately $767,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. In April 2018, the Company withdrew an additional $20,633 of interest income from the Trust Account to pay its income taxes.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

Cash and marketable securities held in Trust Account

At March 31, 2018, assets held in the Trust Account were comprised of $99,424 in cash and $116,817,292 in U.S. Treasury Bills. At December 31, 2017, assets held in the Trust account were comprised of $16,699 in cash and $116,571,318 in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, 10,692,939 and 10,675,764 shares of common stock subject to possible redemption at the redemption amount, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced to 21%. The Company has a recorded full valuation allowance against its deferred tax assets as of March 31, 2018 and December 31, 2017.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. As of March 31, 2017, weighted average shares were reduced for the effect of an aggregate of up to 375,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters in part or in full. Shares of common stock subject to possible redemption at March 31, 2018 have been excluded from the calculation of basic income per share for the three months ended March 31, 2018 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Related Party Advances

During the three months ended March 31, 2018, the Company’s Sponsor advanced an aggregate of $33,985 to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. Advances amounting to $80,171 and $46,186 were outstanding as of March 31, 2018 and December 31, 2017, respectively, and included in due to related party in the accompanying condensed balance sheets (see Administrative Service Fee below).

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2018, the Company incurred $30,000 of administrative service fees. As of March 31, 2018 and December 31, 2017, $76,000 and $49,000, respectively, is payable and included in due to related party in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. There were no Working Capital Loans outstanding as of March 31, 2018 and December 31, 2017.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

6. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2018 and December 31, 2017, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 4,184,561 and 4,201,736 shares of common stock issued and outstanding, respectively (excluding 10,692,939 and 10,675,764 shares of common stock subject to possible redemption, respectively).

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

Cash held in the Trust Account amounted to $99,424 and $16,699 at March 31, 2018 and December 31, 2017, respectively.

The gross holding losses and fair value of held-to-maturity securities at March 31, 2018 and December 31, 2017 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
March 31, 2018	U.S. Treasury Securities (Mature on 4/19/2018)	$116,817,292	$(7,305)	$116,809,987

December 31, 2017	U.S. Treasury Securities (Mature on 1/18/2018)	$116,571,318	$(1,467)	$116,569,851

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through March 31, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on June 7, 2017, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had net income of $173,458, which consists of interest income on marketable securities held in the Trust Account of $387,484, offset by operating costs of $137,873 and a provision for income taxes of $76,153.

For the three months ended March 31, 2017, we had a net loss of $31,260, consisting of operating costs.

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

As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $116,916,716, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through March 31, 2018, we withdrew an aggregate of $284,000 of interest income from the Trust Account to pay income taxes. In April 2018, we withdrew an additional $20,633 of interest income to pay our income taxes.

As of March 31, 2018, we had cash of $340,087 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of March 31, 2018, we had accounts payable and accrued expenses of $56,302.

For the three months ended March 31, 2018, cash used in operating activities amounted to $181,076. Net income of $173,458 was offset by interest earned on marketable securities held in the Trust Account of $387,484 and changes in our operating assets and liabilities provided cash of $32,950.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

KBL MERGER CORP. IV

Date: May 15, 2018		/s/ Marlene Krauss
	Name:	Marlene Krauss
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

