Form 10-Q
period 2018-06-30
KBL MERGER CORP. IV
filed 2018-08-14
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, there were 14,877,500 shares of the Company’s common stock issued and outstanding.

KBL MERGER CORP. IV

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

KBL MERGER CORP. IV

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
Assets	(unaudited)	(audited)
Current assets:
Cash	$543,053	$428,393
Prepaid expenses	53,698	41,944
Total current assets	596,751	470,337

Cash and marketable securities held in Trust Account	117,358,021	116,588,017
Total Assets	$117,954,772	$117,058,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$49,349	$24,544
Franchise and income taxes payable	178,725	88,401
Due to related party	491,841	95,186
Total current liabilities	719,915	208,131

Deferred underwriting fees	4,025,000	4,025,000
Total Liabilities	4,744,915	4,233,131

Commitments

Common stock subject to possible redemption, 10,713,847 and 10,675,764 shares as of June 30, 2018 and December 31, 2017, respectively (at redemption value of approximately $10.10 per share)	108,209,855	107,825,218

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,163,653 and 4,201,736 shares issued and outstanding (excluding 10,713,847 and 10,675,764 shares subject to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	416	420
Additional paid-in capital	4,494,293	4,878,926
Retained earnings	505,293	120,659
Total Stockholders’ Equity	5,000,002	5,000,005
Total Liabilities and Stockholders’ Equity	$117,954,772	$117,058,354

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

General and administrative expenses	$147,976	$50,436	$285,849	$81,696
Loss from operations	(147,976)	(50,436)	(285,849)	(81,696)

Other income:
Interest income	485,432	55,729	872,916	55,729

Income (loss) before provision for income taxes	337,456	5,293	587,067	(25,967)
Provision for income taxes	126,280	—	202,433	—
Net income (loss)	$211,176	$5,293	$384,634	$(25,967)

Weighted average shares outstanding
Basic	4,184,331	2,849,881	4,192,891	2,675,907
Diluted	14,877,500	5,289,478	14,877,500	2,675,907

Net income (loss) per common share
Basic	$0.05	$0.00	$0.09	$(0.01)
Diluted	$0.01	$0.00	$0.03	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$384,634	$(25,967)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(872,916)	(55,729)
Changes in operating assets and liabilities:
Prepaid expenses	(11,754)	(29,908)
Accounts payable and accrued expenses	(63,596)	34,651
Due to related party	57,000	—
Franchise and income taxes payable	178,725	—
Net cash used in operating activities	(327,907)	(76,953)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,150,000)
Interest income released from Trust Account to pay taxes	102,912	—
Net cash provided by (used in) investing activities	102,912	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,125,000
Proceeds from sale of Private Units	—	5,025,000
Increase in due to related party	339,655	51,521
Repayment of note payable – related party	—	(191,521)
Payment of offering costs	—	(272,686)
Net cash provided by financing activities	339,655	116,737,314

Net Change in Cash	114,660	510,361
Cash – Beginning of period	428,393	67,250
Cash – Ending of period	$543,053	$577,611

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$—	$4,025,000
Offering costs charged to additional paid in capital	$—	$172,750
Change in value of common stock subject to possible redemption	$384,637	$13,152

The accompanying notes are an integral part of the unaudited condensed financial statements

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

At June 30, 2018, the Company had not yet commenced operations. All activity through June 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

Trust Account

Following the closing of the Initial Public Offering and the Private Placement, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

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

JUNE 30, 2018

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Liquidity

As of June 30, 2018, the Company had a cash balance of approximately $543,000, which excludes interest income of approximately $1,208,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Through June 30, 2018, the Company has withdrawn approximately $328,000 of interest income from the Trust Account to pay its income and franchise taxes, of which approximately $103,000 was withdrawn during the six months ended June 30, 2018.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

JUNE 30, 2018

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

Cash and marketable securities held in Trust Account

At June 30, 2018, assets held in the Trust Account were comprised of $31,249 in cash and $117,326,772 in U.S. Treasury Bills. At December 31, 2017, assets held in the Trust account were comprised of $16,699 in cash and $116,571,318 in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, 10,713,847 and 10,675,764 shares of common stock subject to possible redemption at the estimated redemption amount, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation which reduced the U.S. corporate income tax rate to 21%. Both the Company’s gross deferred income tax assets and its valuation allowance have been reduced by this legislation.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2018 and 2017 have been excluded from the calculation of basic income per share for the three and six months ended June 30, 2018 and 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

JUNE 30, 2018

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Related Party Advances

During the six months ended June 30, 2018, the Company’s Sponsor advanced an aggregate of $339,655 to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. Advances amounting to $385,841 and $46,186 were outstanding as of June 30, 2018 and December 31, 2017, respectively, and included in due to related party in the accompanying condensed balance sheets (see Administrative Service Fee below).

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2018, the Company incurred $30,000 and $60,000 of administrative service fees, respectively. As of June 30, 2018 and December 31, 2017, $106,000 and $49,000, respectively, is payable and included in due to related party in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. There were no Working Capital Loans outstanding as of June 30, 2018 and December 31, 2017. As noted above, as of June 30, 2018, the Company had outstanding advances from the Sponsor amounting to $339,655. The advances may be formalized into a promissory note and become convertible into units of the post-Business Combination entity at a price of $10.00 per unit.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

6. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2018 and December 31, 2017, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 4,163,653 and 4,201,736 shares of common stock issued and outstanding, respectively (excluding 10,713,847 and 10,675,764 shares of common stock subject to possible redemption, respectively).

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

The gross holding losses and fair value of held-to-maturity securities at June 30, 2018 and December 31, 2017 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains (Losses)	Fair Value
June 30, 2018	U.S. Treasury Securities (Mature on 7/19/2018)	$117,326,772	$1,940	$117,328,712

December 31, 2017	U.S. Treasury Securities (Mature on 1/18/2018)	$116,571,318	$(1,467)	$116,569,851

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

For the three and six months ended June 30, 2018, we had net income of $211,176 and $384,634, respectively, which consists of interest income on marketable securities held in the Trust Account of $485,432 and $872,916, respectively, offset by operating costs of $147,976 and $285,849, respectively, and a provision for income taxes of $126,280 and $202,433, respectively.

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

As of June 30, 2018, we had cash and marketable securities held in the Trust Account of $117,358,021, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through June 30, 2018, we withdrew an aggregate of $328,000 of interest income from the Trust Account to pay income and franchise taxes.

As of June 30, 2018, we had cash of $543,053 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2018, we had accounts payable and accrued expenses of $49,349.

As noted below, as of June 30, 2018, the Sponsor advanced us an aggregate of $339,655, which may be formalized into a promissory note and become convertible into units of the post-business combination entity.

For the six months ended June 30, 2018, cash used in operating activities amounted to $327,907. Net income of $384,634 was offset by interest earned on marketable securities held in the Trust Account of $872,916 and changes in our operating assets and liabilities provided cash of $160,375.

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

Going Concern

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans will be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. No written agreements currently exist with respect to such loans. As of June 30, 2018, we had outstanding advances from the Sponsor amounting to $339,655. The advances may be formalized into a promissory note and become convertible into units of the post-business combination entity at a price of $10.00 per unit.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, 10,713,847 and 10,675,764 shares of common stock subject to possible redemption at the estimated redemption amount, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

KBL MERGER CORP. IV

Date: August 13, 2018		/s/ Marlene Krauss
	Name:	Marlene Krauss
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

