Form 10-Q
period 2018-09-30
KBL MERGER CORP. IV
filed 2018-11-09
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☐	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 9, 2018, there were 14,877,500 shares of the Company’s common stock issued and outstanding.

KBL MERGER CORP. IV

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

KBL MERGER CORP. IV

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets:
Cash	$519,132	$428,393
Prepaid expenses	24,229	41,944
Total current assets	543,361	470,337

Cash and marketable securities held in Trust Account	117,677,600	116,588,017
Total Assets	$118,220,961	$117,058,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$64,032	$24,544
Franchise and income taxes payable	63,707	88,401
Due to related party	538,752	95,186
Total current liabilities	666,491	208,131

Deferred underwriting fees	4,025,000	4,025,000
Total Liabilities	4,691,491	4,233,131

Commitments

Common stock subject to possible redemption, 10,745,492 and 10,675,764 shares as of September 30, 2018 and December 31, 2017, respectively (at approximately $10.10 per share)	108,529,469	107,825,218

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,132,008 and 4,201,736 shares issued and outstanding (excluding 10,745,492 and 10,675,764 shares subject to possible redemption) as of September 30, 2018 and December 31, 2017, respectively	413	420
Additional paid-in capital	4,174,682	4,878,926
Retained earnings	824,906	120,659
Total Stockholders’ Equity	5,000,001	5,000,005
Total Liabilities and Stockholders’ Equity	$118,220,961	$117,058,354

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

General and administrative expenses	$140,271	$140,849	$426,120	$222,545
Loss from operations	(140,271)	(140,849)	(426,120)	(222,545)

Other income:
Interest income	547,270	333,905	1,420,186	389,634

Income before provision for income taxes	406,999	193,056	994,066	167,089
Provision for income taxes	87,386	106,940	289,819	106,940
Net income	$319,613	$86,116	$704,247	$60,149

Weighted average shares outstanding
Basic	4,173,763	4,216,561	4,182,922	3,195,102
Diluted	14,877,500	14,877,500	14,877,500	7,600,998

Net income per common share
Basic	$0.08	$0.02	$0.17	$0.02
Diluted	$0.02	$0.01	$0.05	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$704,247	$60,149
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(1,420,186)	(389,634)
Changes in operating assets and liabilities:
Prepaid expenses	17,715	(32,482)
Accounts payable and accrued expenses	39,488	4,951
Due to related party	87,000	28,000
Franchise and income taxes payable	(24,694)	106,940
Net cash used in operating activities	(596,430)	(222,076)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,150,000)
Interest income released from Trust Account to pay taxes	330,603	—
Net cash provided by (used in) investing activities	330,603	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,125,000
Proceeds from sale of Private Units	—	5,025,000
Advances from related party	356,566	82,599
Repayment of advances from related party	—	(61,558)
Increase in due to related party	—	51,521
Repayment of note payable – related party	—	(191,521)
Payment of offering costs	—	(272,686)
Net cash provided by financing activities	356,566	116,758,355

Net Change in Cash	90,739	386,279
Cash – Beginning of period	428,393	67,250
Cash – Ending of period	$519,132	$453,529

Supplementary cash flow information:
Cash paid for income taxes	$236,578	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$704,251	$99,275
Initial classification of common stock subject to possible redemption	$—	$107,662,332
Deferred underwriting fees charged to additional paid in capital	$—	$4,025,000
Offering costs charged to additional paid in capital	$—	$172,750

The accompanying notes are an integral part of the unaudited condensed financial statements

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

At September 30, 2018, the Company had not yet commenced operations. All activity through September 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

The Company will provide holders of the outstanding Public Shares (“public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholder (as defined below), officers and directors have agreed to vote their Founder Shares (as defined in Note 4), Private Shares, and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholder, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor (the “initial stockholder”), officers and directors agreed not to propose an amendment to the Company’s amended and restated article of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares of the Company’s common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months (or 21 months from the closing of the Initial Public Offering if the Company has an executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 18 months from the closing of the Initial Public Offering but has not completed the Business Combination within such 18-month period) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s Rights, Warrants, Private Placement Warrants (as defined in Note 3) and the rights underlying the Private Units, which will expire worthless if the Company fails to complete its Business Combination within the Combination Period.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Liquidity

As of September 30, 2018, the Company had a cash balance of approximately $519,000, which excludes interest income of approximately $1,528,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Through September 30, 2018, the Company has withdrawn approximately $556,000 of interest income from the Trust Account to pay its income and franchise taxes, of which approximately $331,000 was withdrawn during the nine months ended September 30, 2018.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

Cash and marketable securities held in Trust Account

At September 30, 2018, assets held in the Trust Account were comprised of $39,481 in cash and $117,638,119 in U.S. Treasury Bills. At December 31, 2017, assets held in the Trust account were comprised of $16,699 in cash and $116,571,318 in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, 10,745,492 and 10,675,764 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income per common share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at September 30, 2018 and 2017 have been excluded from the calculation of basic income per share for the three and nine months ended September 30, 2018 and 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. If the Company extends the date by which it is required to complete a Business Combination past its scheduled liquidation date of December 7, 2018, the Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

3. INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit, inclusive of 1,500,000 Units sold to the underwriters on June 23, 2017 upon the underwriters’ election to fully exercise their over-allotment option, generating gross proceeds of $115,000,000. Each Unit consists of one share of the Company’s common stock, one right to receive one-tenth of one share of the Company’s common stock upon the consummation of a Business Combination (“Right”), and one redeemable warrant to purchase one-half of one share of the Company’s common stock (“Warrant”). Each Warrant will entitle the holder to purchase one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share), subject to adjustment. No fractional shares will be issued upon exercise of the warrants. The Warrants will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2018

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

Related Party Advances

During the nine months ended September 30, 2018, the Sponsor advanced an aggregate of $356,566 to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. Advances amounting to $402,752 and $46,186 were outstanding as of September 30, 2018 and December 31, 2017, respectively, and included in due to related party in the accompanying condensed balance sheets (see Administrative Service Fee below).

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2018, the Company incurred $30,000 and $90,000 of administrative service fees, respectively. As of September 30, 2018 and December 31, 2017, $136,000 and $49,000, respectively, is payable and included in due to related party in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. There were no Working Capital Loans outstanding as of September 30, 2018 and December 31, 2017. As noted above, as of September 30, 2018, the Company had outstanding advances from the Sponsor amounting to $402,752. The advances may be formalized into a promissory note and become convertible into units of the post-Business Combination entity at a price of $10.00 per unit.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

6. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2018 and December 31, 2017, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 4,136,985 and 4,201,736 shares of common stock issued and outstanding, respectively, excluding 10,740,515 and 10,675,764 shares of common stock subject to possible redemption, respectively.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

At September 30, 2018, assets held in the Trust Account were comprised of $39,481 in cash and $117,638,119 in U.S. Treasury Bills. At December 31, 2017, assets held in the Trust account were comprised of $16,699 in cash and $116,571,318 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2018 and December 31, 2017 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
September 30, 2018	U.S. Treasury Securities (Mature on 10/11/2018)	$117,638,119	$(5,208)	$117,632,911

December 31, 2017	U.S. Treasury Securities (Mature on 1/18/2018)	$116,571,318	$(1,467)	$116,569,851

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through March 31, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on June 7, 2017, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account and are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2018, we had net income of $269,349 and $653,983, respectively, which consists of interest income on marketable securities held in the Trust Account of $547,270 and $1,420,186, respectively, offset by operating costs of $140,271 and $426,120, respectively, and a provision for income taxes of $137,650 and $340,083, respectively.

For the three and nine months ended September 30, 2017, we had net income of $86,116 and $60,149, respectively, which consists of interest income on marketable securities held in the Trust Account of $333,905 and $389,634, respectively, offset by operating costs of $140,849 and $222,545, respectively, and a provision for income taxes of $106,940.

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

As of September 30, 2018, we had cash and marketable securities held in the Trust Account of $117,677,600, substantially all of which is invested in U.S. Treasury Bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through September 30, 2018, we withdrew an aggregate of $556,000 of interest income from the Trust Account to pay income and franchise taxes.

As of September 30, 2018, we had cash of $519,132 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2018, we had accounts payable and accrued expenses of $64,032.

As noted below, as of September 30, 2018, the Sponsor advanced us an aggregate of $402,752, which may be formalized into a promissory note and become convertible into units of the post-business combination entity.

For the nine months ended September 30, 2018, cash used in operating activities amounted to $596,430. Net income of $653,983 was impacted by interest earned on marketable securities held in the Trust Account of $1,420,186 and changes in our operating assets and liabilities, which provided cash of $169,773.

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

Going Concern

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans will be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. No written agreements currently exist with respect to such loans. As of September 30, 2018, we had outstanding advances from the Sponsor amounting to $402,752. The advances may be formalized into a promissory note and become convertible into units of the post-business combination entity at a price of $10.00 per unit.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, 10,740,515 and 10,675,764 shares of common stock subject to possible redemption at the estimated redemption amount, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. If the Company extends the date by which it is required to complete a Business Combination past its scheduled liquidation date of December 7, 2018, the Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

KBL MERGER CORP. IV

Date: November 9, 2018		/s/ Marlene Krauss
	Name:	Marlene Krauss
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)