Form 10-K
period 2018-12-31
KBL MERGER CORP. IV
filed 2019-04-01
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2018, as reported on the NASDAQ Capital Market, was approximately $114,310,000.

As of April 1, 2019, there were 9,748,977 shares of common stock of the registrant issued and outstanding.

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

Our Company

We are a blank check company organized under the laws of the State of Delaware on September 7, 2016. We were formed for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more operating businesses, which we refer throughout this report as our initial business combination. We have focused our efforts on acquiring an operating company in the healthcare and related wellness industry although our efforts in identifying a prospective target business will not be limited to a particular industry.

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

Business Strategy

Our business strategy is to acquire a company with a strong value proposition mainly in the U.S. healthcare or the healthcare-related wellness industry. We are seeking a company with a management team that has a track record of developing and growing this business. As seasoned investors, entrepreneurs, operators and clinicians, we intend to collaborate with this company by bringing it growth capital, clinical and commercial knowledge and public market and investor relations expertise. Our acquisition selection process leverages our Management’s and Board’s network of potential transaction sources, ranging from owners and directors of private and public companies, venture capital and private equity funds, investment bankers, lenders, attorneys, accountants and other trusted advisors across various sectors. This network has provided our management team with a robust and consistent flow of acquisition opportunities.

Acquisition Criteria

Many of the transactions we review and consider fall into the following categories, although we may decide to enter into a business combination with a target that falls outside of these categories:

●	Portfolio Companies of Private Equity and Later Stage Venture Capital funds. Due to a lackluster IPO market, it is more difficult for portfolio companies to go public and raise capital. In addition, both venture capital and private equity investors may be seeking a public currency and partial exit for investments they made many years ago.

●	Private Middle Market Companies. Owners of privately held middle market companies may seek to realize the value of their investments through a sale of all or part of their company.

●	Industry Consolidations. Opportunities in fragmented industries in which revenue growth is driven, and operating expenses are leveraged, via strategic acquisitions.

●	Divisional Spin-outs. Operating units of larger companies that are profitable but may be deemed non-core by the parent organization.

While we do not have set criteria for a target business, we have established general guidelines:

●	Established Companies. We focus on companies with a good history of operating and financial results, with an EBITDA of greater than $15 million and a valuation in the $300 million to $700 million range.

●	Strong Free Cash Flow Characteristics. We seek to acquire companies that have a history of, or the ability to generate, strong, stable free cash flow. This may include companies with opportunities for cash flow growth through operational expansion or turnarounds.

●	Growth Scenarios. We target situations where companies have the opportunity for organic growth through market development, incremental marketing or increases in working capital.

●	Strong Competitive Industry Position. We focus on companies that have a leading market position or that we believe have an opportunity to develop such a position. We will seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.

●	Experienced Management Team. We seek to acquire businesses that have strong, experienced management teams. We may also seek to supplement a target business’s management team with seasoned and experienced executives recruited through our extensive professional network. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow.

●	Diversified Customer and Supplier Base. We seek to acquire businesses that have a diversified customer and supplier base. These companies are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively influence their customers, suppliers and competitors.

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

Our executive officers have agreed, pursuant to a written letter agreement, not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a business combination by June 7, 2019).

Significant Activities Since Inception

On June 7, 2017, we consummated our initial public offering of 10,000,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, one right to receive one-tenth of one share of common stock upon consummation of our initial business combination, and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share, pursuant to a registration statement on Form S-1 (File No. 333-217475). The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed the private placement of 450,000 units, issued to our sponsor and the underwriters of our initial public offering, generating gross proceeds of $4,500,000.

On June 23, 2017, the underwriters of our initial public offering exercised their over-allotment option in full and purchased 1,500,000 units at an offering price of $10.00 per unit, generating gross proceeds of $15,000,000. On June 23, 2017, simultaneously with the sale of the over-allotment units, we completed a private placement with our sponsor and the underwriters of our initial public offering for an additional 52,500 units at a price of $10.00 per unit, generating gross proceeds of $525,000.

Approximately $115,000,000 of the net proceeds from our initial public offering (including the over-allotment) and the private placements with our sponsor and the underwriters of our initial public offering were deposited in a trust account established for the benefit of the Company’s public stockholders.

Our units began trading on June 2, 2017 on the Nasdaq Capital Market under the symbol KBLMU. Commencing on June 27, 2017, the securities comprising the units began separate trading. The units, common stock, rights and warrants are trading on the Nasdaq Capital Market under the symbols “KBLMU,” “KBLM,” “KBLMR” and “KBLMW,” respectively.

Extension Amendment

On March 5, 2019, our stockholders approved to extend the period of time for which we are required to consummate a business combination until June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a business combination by June 7, 2019) or such earlier date as determined by our board of directors (the “Extension Amendment”, and such later date, the “Combination Period”). The number of shares of common stock presented for redemption in connection with the Extension Amendment was 5,128,523. We paid cash in the aggregate amount of $52,829,304, or approximately $10.30 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the Trust Account decreased to $65,633,068. In addition, on March 8, 2019, an aggregate of $573,433 was loaned to the Company and distributed as a cash payment to stockholders that did not redeem their Public Shares, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed (the “Initial Loan”). The Initial Loan was paid from funds loaned to the Company by the Sponsor.

The Sponsor or its designees has agreed to loan us $0.03 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a business combination from June 7, 2019 until the Combination Period (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The amount of the Loans will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of a business combination. The Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Combination Period and if the Sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Loans following such determination will terminate.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available in the Trust Account for a business combination in the amount of approximately $61,608,000 as of March 8, 2019, after redemptions in the aggregate amount of $52,529,304 in connection with the Extension Amendment and after payment of up to $4,025,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $10.28 per public share (based on the trust account balance as of December 31, 2018). Subsequent to the Extension Amendment, on March 8, 2019, the amount in the trust account was approximately $10.30 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers, directors and the underwriters have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and (except for the underwriters) any public shares they may hold in connection with the completion of our business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our sponsor has agreed to vote its founder shares, private placement shares and any public shares purchased after our initial public offering in favor of our initial business combination. The underwriters have not committed to vote any private placement shares held by them in favor of our initial business combination. As a result, assuming all shareholders are present at the stockholders’ meeting held to approve our initial business combination, we would need only 1,496,990 of the 6,371,477 public shares, or approximately 23.5%, sold in our initial public offering to be voted in favor of our initial business combination in order to have such transaction approved. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officer, directors and the underwriters have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and (except for the underwriters) public shares in connection with the completion of a business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, executive officers and directors have agreed that we will have only until June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019) to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay liquidation expenses (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019).

Our sponsor, officers, directors have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019). However, if they acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019).

Our sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time. Prior to acquiring any founder shares or private placement shares from our sponsor, officers, directors or the underwriters, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($271,000 as of December 31, 2018), although we cannot assure you that there are sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.30 (based on the trust account balance subsequent to the Extension Amendment, as of March 8, 2019). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.30 (based on the trust account balance subsequent to the Extension Amendment, as of March 8, 2019). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per public share (based on the trust account balance as of the Extension Amendment March 8, 2019). In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $271,000 from the funds held outside of our trust account (as of December 31, 2018) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest withdrawn to pay taxes and less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to complete our business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019) and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019) or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers, directors and the underwriters agreed to waive any redemption rights with respect to their founder shares, private placement shares and (except for the underwriters) public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

➤	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

➤	we will consummate our initial business combination only if we have net tangible assets upon consummation of our initial business combination of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

➤	if our initial business combination is not consummated by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019), then our existence will terminate and we will distribute all amounts in the trust account; and

➤	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our independent registered public accounting firm have expressed substantial doubt as to our ability to continue as a going concern in their report.

As of December 31, 2018, we had $270,884 in cash and a working capital deficit of $275,183. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management's plans to address this need for capital are discussed under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor has agreed to vote its founder shares and private placement shares, as well as any public shares purchased, in favor of our initial business combination. Our sponsor currently owns 33.4% of our outstanding shares of common stock as of March 8, 2019. As a result, assuming all shareholders are present at the stockholders’ meeting held to approve our initial business combination, we would need only 1,496,990 of the 6,371,477 public shares, or approximately 23.5%, sold in our initial public offering to be voted in favor of our initial business combination in order to have such transaction approved. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor agreed to vote their founder shares and private placement shares in accordance with the majority of the votes cast by our public stockholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to complete an initial business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019), subject to applicable law and as further described herein and (iii) the redemption of our public shares in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

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

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, this may potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 per share (based on the trust account balance subsequent to the Extension Amendment, as of March 8, 2019) on the liquidation of our trust account and our rights and warrants will expire worthless.

If the funds not being held in the trust account are insufficient to allow us to operate until June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account ($271,000 as of December 31, 2018) may not be sufficient to allow us to operate until June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019), assuming that our initial business combination is not completed during that time. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 per share (based on the trust account balance subsequent to the Extension Amendment, as of March 8, 2019) on the liquidation of our trust account and our rights and warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only approximately $271,000 (as of December 31, 2018) are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.30 per share (based on the trust account balance subsequent to the Extension Amendment, as of March 8, 2019) on our redemption of our public shares, and our rights and warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.30 per share (based on the trust account balance subsequent to the Extension Amendment, as of March 8, 2019).

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (except for our independent registered public accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.30 per share (based on the trust account balance subsequent to the Extension Amendment, as of March 8, 2019) held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets other than due to the failure to obtain such waiver, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 7, 2018 (or March 7, 2019, as applicable) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019) in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

Our certificate of incorporation authorizes the issuance of up to 35,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2018, there were 12,921,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon conversion of outstanding rights and exercise of outstanding warrants. There are currently no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, however our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. The issuance of additional shares of common or preferred stock:

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 per share (based on the trust account balance subsequent to the Extension Amendment, as of March 8, 2019) on the liquidation of our trust account and our rights and warrants will expire worthless.

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

We have approximately $61,608,000 in the Trust Account (as of March 8, 2019) that we may use to complete our business combination (excluding up to approximately $4,025,000 of deferred underwriting commissions being held in the trust account).

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholder, who beneficially owns 33.4% of our common stock as of March 8, 2019, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the interest which may be withdrawn to pay taxes), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Prior to acquiring any founder shares or private placement shares from our sponsor, officers, directors or the underwriters, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholder owns 33.4% of our issued and outstanding shares of common stock as of March 8, 2019. Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholder purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholder nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholder, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholder will continue to exert control at least until the completion of our business combination.

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

(b)   Holders

On April 1, 2019, there were 7 holders of record of our units, 2 holders of record of our common stock, one holder of record of our rights and one holder of record of our warrants.

(c) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(d) Recent Sales of Unregistered Securities

None.

(e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not required.

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

Recent Developments

On March 5, 2019, our stockholders approved to extend the period of time for which we are required to consummate a business combination until June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a business combination by June 7, 2019) or such earlier date as determined by our board of directors (the “Extension Amendment”, and such later date, the “Combination Period”). The number of shares of common stock presented for redemption in connection with the Extension Amendment was 5,128,523. We paid cash in the aggregate amount of $52,829,304, or approximately $10.30 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the Trust Account decreased to $65,633,068. In addition, on March 8, 2019, an aggregate of $573,433 was loaned to the Company and distributed as a cash payment to stockholders that did not redeem their Public Shares, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed (the “Initial Loan”). The Initial Loan was paid from funds loaned to the Company by the Sponsor.

The Sponsor or its designees has agreed to loan us $0.03 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a business combination from June 7, 2019 until the Combination Period (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The amount of the Loans will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of a business combination. The Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Combination Period and if the Sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Loans following such determination will terminate.

On March 15, 2019, we issued the Sponsor a promissory note (the “Promissory Note”), pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 15, 2019, there was $1,087,031 outstanding under the Promissory Note, inclusive of the $573,433 Initial Loan from the Sponsor in connection with the Extension Amendment.

On March 15, 2019, we entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and our Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a business combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of March 15, 2019, amounts due under the Expense Reimbursement Agreement totaled $41,079 and has been included in the Promissory Note discussed above.

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

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through December 31, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on June 7, 2017, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account and are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018, we had net income of $1,040,542, which consists of interest income on marketable securities held in the Trust Account of $2,052,808, offset by operating costs of $599,075, and a provision for income taxes of $413,191.

For the year ended December 31, 2017, we had net income of $123,764, which consists of interest income on marketable securities held in the Trust Account of $663,017, offset by operating costs of $343,884 and a provision for income taxes of $195,369.

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

As of December 31, 2018, we had cash and marketable securities held in the Trust Account of $118,165,948, substantially all of which is invested in U.S. Treasury Bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through December 31, 2018, we withdrew an aggregate of $699,877 of interest income from the Trust Account to pay income and franchise taxes.

As of December 31, 2018, we had cash of $270,884 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of December 31, 2018, we had accounts payable and accrued expenses of $94,720.

As noted below, as of December 31, 2018, the Sponsor advanced us an aggregate of $203,030, which was converted into a promissory note in March 2019 and is convertible into units of the post-business combination entity.

For the year ended December 31, 2018, cash used in operating activities amounted to $789,230. Net income of $1,040,542 was offset by interest earned on marketable securities held in the Trust Account of $2,052,808 and changes in our operating assets and liabilities, which provided cash of $223,036.

For the year ended December 31, 2017, cash used in operating activities amounted to $497,357. Net income of $123,764 was offset by interest earned on marketable securities held in the Trust Account of $663,017 and changes in our operating assets and liabilities, which used cash of $41,896.

On March 15, 2019, we entered into the Expense Reimbursement Agreement with our Sponsor and KBL Management in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a business combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of March 15, 2019, amounts due under the Expense Reimbursement Agreement totaled $41,079 and has been included in the Promissory Note discussed below.

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

The Company has until June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a Business Combination by June 7, 2019) to complete an initial business combination. If the Company is unable to complete an initial business combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a Business Combination by June 7, 2019), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Going Concern and Liquidity

As of December 31, 2018, we had a cash balance of approximately $271,000, which excludes interest income of approximately $2,016,000 our investments in the Trust Account which is available to us for tax obligations. Through December 31, 2018, we have withdrawn approximately $700,000 of interest income from the Trust Account to pay our income and franchise taxes, of which approximately $475,000 was withdrawn during the year ended December 31, 2018.

Until the consummation of a Business Combination, we will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to a Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

On March 15, 2019, we issued the Sponsor a promissory note (the “Promissory Note”), pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 15, 2019, there was $1,087,031 outstanding under the Promissory Note, inclusive of the $573,433 Initial Loan from the Sponsor in connection with the Extension Amendment.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to (other than as described above), loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay any such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

The liquidity condition and date for mandatory liquidation raise substantial doubt about our ability to continue as a going concern through June 7, 2019 (or September 9, 2019 if we has executed a definitive agreement for a Business Combination by June 7, 2019), the scheduled liquidation date.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, 10,778,788 and 10,675,764 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company anticipates its first presentation of the revised disclosures of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Marlene Krauss, M.D.	74	Chief Executive Officer and Director
Joseph A. Williamson	66	Chief Operating Officer and Director
George Hornig	64	Chairman of the Board of Directors
Andrew Sherman	48	Director
Sherrill Neff	67	Director

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Sherman and Neff, expired at our first annual meeting of stockholders, at which time they were re-elected for another two-year term. The term of office of the second class of directors, consisting of Dr. Krauss and Messrs. Williamson and Hornig, will expire at the second annual meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

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

Compensation Discussion and Analysis

None of our executive officers has been paid cash compensation in connection with services rendered to the Company for the year ended December 31, 2018. Commencing on June 2, 2017 through the earlier of consummation of our initial business combination and our liquidation, we have paid our sponsor a total of $10,000 per month for office space, utilities and secretarial support. Our sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

Our sponsor and the underwriters purchased an aggregate of 502,500 units, including 377,500 by our sponsor and 125,000 by the underwriters, which units are identical to the units sold by us in our initial public offering except as described herein, at a price of $10.00 per unit (a total of $5,025,000) in a private placement that closed simultaneously with the closing of our initial public offering. The purchase price of the private placement units was added to the proceeds from our initial public offering held in the trust account. If we do not complete a business combination by June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a business combination by June 7, 2019), the proceeds from the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to our founder shares, private placement shares, rights or warrants, which will expire worthless. The private placement units are identical to the units being sold in our initial public offering except the private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or their affiliates or designees. In addition, for as long as the private placement warrants are held by underwriters or their designees or affiliates, they may not be exercised after five years from the effective date of the registration statement relating to our initial public offering. If the private placement units are held by someone other than the initial holder, or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in our initial public offering. In conjunction with their investment in the private placement units, the underwriters or their designees also purchased membership interests in our sponsor, through which the underwriters or their designees collectively have a pecuniary interest in 230,000 founder shares, pursuant to a separate private placement that closed simultaneously with the closing of the public offering and the private placement of units. Our sponsor beneficially owns the founder shares allocated to the underwriters or their designees and will retain sole voting and dispositive power over such securities until the closing of our initial business combination, at which time our sponsor will distribute the founder shares to the underwriters or their designees for no additional consideration. Upon receipt of the founder shares, the underwriters or their designees will no longer retain their ownership interests in our sponsor.

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

On March 15, 2019, we issued the Sponsor the Promissory Note, pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 15, 2019, there was$1,087,031 outstanding under the Promissory Note, inclusive of the $573,433 Initial Loan from the Sponsor in connection with the Extension Amendment.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to (other than as described above), loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans will be convertible into units of the post-business combination entity at a price of $10.00 per unit (which, for example, would result in the holders being issued 110,000 shares of common stock if $1,000,000 of notes were so converted since the 100,000 rights included in such units would result in the issuance of 10,000 shares upon the closing of our business combination, as well as 100,000 warrants to purchase 50,000 shares) at the option of the lender. The units would be identical to the private placement units. Except as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

In connection with our Extension Amendment, in March 2019, the Sponsor loaned us an aggregate of $573,433 that was distributed as a cash payment to stockholders that did not redeem their Public Shares in connection with the Extension Amendment, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed.

The Sponsor or its designees has agreed to loan us $0.03 for each Public Share that is not redeemed for each calendar month commencing on June 7, 2019, ad on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a business combination from June 7, 2019 until the Combination Period. The amount of the Loans will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of a business combination. The Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar moths until the Combination Period ad if the Sponsor determines not to continue extending for additional calendar months, its obligations to make Additional Loans following such determination will terminate.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2018 and 2017 totaled $ 51,000 and $19,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2018 and 2017, we did not pay Withum any audit-related fees.

Tax Fees. We paid Withum $2,500 and $-0- for tax planning and tax advice for the years ended December 31, 2018 and 2017.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2018 and 2017.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 1, 2017, between the Company and EarlyBirdCapital, Inc. (1)
3.1	Certificate of Incorporation. (1)
3.2	Amended and Restated Certificate of Incorporation. (1)
3.3	Amendment to Amended and Restated Certificate of Incorporation. (1)
3.4	Bylaws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (3)
4.4	Specimen Right Certificate. (3)
4.5	Warrant Agreement, dated June 1, 2017, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreement, dated June 1, 2017, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.2	Investment Management Trust Account Agreement, dated June 1, 2017, between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration Rights Agreement, dated June 1, 2017, between the Company and certain securityholders. (1)
10.4	Rights Agreement, dated June 1, 2017, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.5	Securities Subscription Agreement, dated December 28, 2016, between the Company and KBL IV Sponsor LLC. (2)
10.6	Third Amended and Restated Unit Subscription Agreement, dated March 15, 2017, between the Company and KBL Investors I, LLC. (1)
10.7	Third Amended and Restated Unit Subscription Agreement, dated June 1, 2017, between the Company and the underwriters of the Company’s IPO(1)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Services Agreement, dated June 1, 2017, between the Company and KBL Capital Management, LLC (1)
14.1	Code of Business and Ethics. (2)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on June 7, 2017.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on April 26, 2017.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on May 26, 2017.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 8, 2019.

KBL MERGER CORP. IV

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

KBL Merger Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KBL Merger Corp. IV (the "Company") as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity and cash flows, for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a Business Combination by June 7, 2019), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits are accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Whippany, New Jersey

April 1, 2019

KBL MERGER CORP. IV

BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$270,884	$428,393
Prepaid expenses	—	41,944
Total current assets	270,884	470,337

Cash and marketable securities held in Trust Account	118,165,948	116,588,017
Total Assets	$118,436,832	$117,058,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$94,720	$24,544
Franchise and income taxes payable	82,317	88,401
Due to related party	369,030	95,186
Total current liabilities	546,067	208,131

Deferred underwriting fees	4,025,000	4,025,000
Total Liabilities	4,571,067	4,233,131

Commitments

Common stock subject to possible redemption, $0.0001 par value; 10,778,788 and 10,675,764 shares as of December 31, 2018 and 2017, respectively (at approximately $10.10 per share)	108,865,759	107,825,218

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,098,712 and 4,201,736 shares issued and outstanding (excluding 10,778,788 and 10,675,764 shares subject to possible redemption, respectively) as of December 31, 2018 and 2017, respectively	410	420
Additional paid-in capital	3,838,395	4,878,926
Retained earnings	1,161,201	120,659
Total Stockholders’ Equity	5,000,006	5,000,005
Total Liabilities and Stockholders’ Equity	$118,436,832	$117,058,354

The accompanying notes are an integral part of the financial statements.

KBL MERGER CORP. IV

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

General and administrative expenses	$599,075	$343,884
Loss from operations	(599,075)	(343,884)

Other income:
Interest income	2,052,808	663,017

Income before provision for income taxes	1,453,733	319,133
Provision from income taxes	(413,191)	(195,369)
Net income	$1,040,542	$123,764

Weighted average shares outstanding
Basic	4,169,997	3,450,416
Diluted	14,877,500	9,435,075

Net income per common share
Basic	$0.25	$0.04
Diluted	$0.07	$0.01

The accompanying notes are an integral part of the financial statements.

KBL MERGER CORP. IV

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2017	2,875,000	$287	$24,713	$(3,105)	$21,895

Sale of 11,500,000 Units, net of underwriting discount and offering expenses	11,500,000	1,150	107,653,414	—	107,654,564

Sale of 502,500 Private Units	502,500	51	5,024,949	—	5,025,000

Common stock subject to redemption	(10,675,764)	(1,068)	(107,824,150)	—	(107,825,218)

Net income	—	—	—	123,764	123,764

Balance – December 31, 2017	4,201,736	420	4,878,926	120,659	5,000,005

Common stock subject to redemption	(103,024)	(10)	(1,040,531)	—	(1,040,541)

Net income	—	—	—	1,040,542	1,040,542

Balance – December 31, 2018	4,098,712	$410	$3,838,395	$1,161,201	$5,000,006

The accompanying notes are an integral part of the financial statements.

KBL MERGER CORP. IV

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,040,542	$123,764
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(2,052,808)	(663,017)
Changes in operating assets and liabilities:
Prepaid expenses	41,944	(41,944)
Accounts payable and accrued expenses	70,176	(53,561)
Franchise and income taxes payable	(6,084)	88,401
Due to related party	117,000	49,000
Net cash used in operating activities	(789,230)	(497,357)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,150,000)
Interest income released from Trust Account to pay taxes	474,877	225,000
Net cash provided by (used in) investing activities	474,877	(115,925,000)

Cash Flows from Financing Activities:
Proceeds from advances from related party	356,844	107,744
Repayment of advances from related party	(200,000)	(61,558)
Proceeds from sale of Units, net of underwriting discounts paid	—	112,125,000
Proceeds from sale of Private Units	—	5,025,000
Proceeds from note payable – related party	—	51,521
Repayment of note payable – related party	—	(191,521)
Payment of offering costs	—	(272,686)
Net cash provided by financing activities	156,844	116,783,500

Net Change in Cash	(157,509)	361,143
Cash – Beginning	428,393	67,250
Cash – Ending	$270,884	$428,393

Supplementary cash flow information:
Cash paid for income taxes	$369,105	$225,000

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,040,541	$—
Deferred underwriting fees charged to additional paid in capital	$—	$4,025,000
Deferred offering costs charged to additional paid in capital	$—	$172,750

The accompanying notes are an integral part of the financial statements

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

At December 31, 2018, the Company had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

Pursuant to the Company’s amended and restated certificate of incorporation, the Company initially had until December 7, 2018 (the “Initial Date”) to consummate a Business Combination, or March 7, 2019 if the Company had executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by the Initial Date but has not completed a Business Combination by such date. Effective November 16, 2018, the Company entered into several non-binding letters of intent with various entities for a potential Business Combination. As a result, the Company extended the time by which it must consummate a Business Combination until March 7, 2019. There can be no assurance that the parties will enter into definitive agreements or that they will consummate the transactions contemplated by the non-binding letters of intent.

On March 5, 2019, the Company’s stockholders approved to extend the period of time for which the Company is required to consummate a Business Combination until June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a Business Combination by June 7, 2019) or such earlier date as determined by the Company’s board of directors (the “Extension Amendment”, and such later date, the “Combination Period”). The number of shares of common stock presented for redemption in connection with the Extension Amendment was 5,128,523. The Company paid cash in the aggregate amount of $52,829,304, or approximately $10.30 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the Trust Account decreased to $65,633,068. In addition, on March 8, 2019, an aggregate of $573,433 was loaned to the Company and distributed as a cash payment to stockholders that did not redeem their Public Shares, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed (the “Initial Loan”). The Initial Loan was paid from funds loaned to the Company by the Sponsor in the aggregate amount of $573,433.

The Sponsor or its designees has agreed to loan the Company $0.03 for each Public Share that is not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a Business Combination from June 7, 2019 until the Combination Period (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The amount of the Loans will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of a Business Combination. The Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Combination Period and if the Sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Loans following such determination will terminate.

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

If the Company is unable to complete a Business Combination by June 7, 2019 (or September 9, 2019, as applicable), the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s Rights, Warrants, Private Placement Warrants (as defined in Note 3) and the rights underlying the Private Units, which will expire worthless if the Company fails to complete its Business Combination within the Combination Period.

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

Going Concern and Liquidity

As of December 31, 2018, the Company had a cash balance of approximately $271,000, which excludes interest income of approximately $2,016,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Through December 31, 2018, the Company has withdrawn approximately $700,000 of interest income from the Trust Account to pay its income and franchise taxes, of which approximately $475,000 was withdrawn during the year ended December 31, 2018.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

On March 15, 2019, the Company issued the Sponsor a promissory note (the “Promissory Note”), pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units (see Note 4). As of March 15, 2019, there was $1,087,031 outstanding under the Promissory Note, inclusive of the $573,433 Initial Loan from the Sponsor in connection with the Extension Amendment.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to (other than as described above), loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into units of the post Business

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through June 7, 2019 (or September 9, 2019 as applicable), the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and marketable securities held in Trust Account

At December 31, 2018, assets held in the Trust Account were comprised of $1,700 in cash and $118,164,248 in U.S. Treasury Bills. At December 31, 2017, assets held in the Trust account were comprised of $16,699 in cash and $116,571,318 in U.S. Treasury Bills.

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, 10,778,788 and 10,675,764 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income per common share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at December 31, 2018 and 2017 have been excluded from the calculation of basic income per share for the year ended December 31, 2018 and 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheets must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. If the Company extends the date by which it is required to complete a Business Combination past its scheduled liquidation date of March 7, 2019, the Company anticipates its first presentation of the revised presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

December 31, 2018

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

Related Party Advances

During the year ended December 31, 2018, the Sponsor advanced an aggregate of $356,844 to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. Advances amounting to $203,030 and $46,186 were outstanding as of December 31, 2018 and 2017, respectively, and included in due to related party in the accompanying balance sheets (see Administrative Service Fee below) (see Note 9).

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the year ended December 31, 2018 and 2017, the Company incurred $120,000 and $70,000 of administrative service fees, respectively. As of December 31, 2018 and 2017, $166,000 and $49,000, respectively, is payable and included in due to related party in the accompanying balance sheets (see Note 9).

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to (other than as described in Note 9), loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. There were no Working Capital Loans outstanding as of December 31, 2018 and 2017. As noted above, as of December 31, 2018, the Company had outstanding advances from the Sponsor amounting to $203,030 (see Note 9).

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

6. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2018 and 2017, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 4,098,712 and 4,201,736 shares of common stock issued and outstanding, respectively, excluding 10,778,788 and 10,675,764 shares of common stock subject to possible redemption, respectively.

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

7. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2018	December 31, 2017
Deferred tax asset
Organizational costs/Startup expenses	$161,558	$53,651
Total deferred tax assets	161,558	53,651
Valuation allowance	(161,558)	(53,651)
Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Federal
Current	$413,191	$195,369
Deferred	(107,907)	(53,651)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	107,907	53,651
Income tax provision	$413,191	$195,369

As of December 31, 2018, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2018 and 2017, the change in the valuation allowance was $107,907 and $53,651, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Statutory federal income tax rate	21.0%	34.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Deferred tax rate change	0.0%	10.4%
Change in valuation allowance	7.4%	16.8%
Income tax provision	28.4%	61.2%

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

December 31, 2018

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

At December 31, 2018, assets held in the Trust Account were comprised of $1,700 in cash and $118,164,248 in U.S. Treasury Bills. At December 31, 2017, assets held in the Trust account were comprised of $16,699 in cash and $116,571,318 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at December 31, 2018 and December 31, 2017 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains (Losses)	Fair Value Level 1
December 31, 2018	U.S. Treasury Securities (Mature on 1/2/2019)	$118,164,248	$13,752	$118,178,000

December 31, 2017	U.S. Treasury Securities (Mature on 1/18/2018)	$116,571,318	$(1,467)	$116,569,851

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

KBL MERGER CORP. IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 5, 2019, the Company’s stockholders approved to extend the period of time for which the Company is required to consummate a Business Combination until June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a Business Combination by June 7, 2019) or such earlier date as determined by the Company’s board of directors. The number of shares of common stock presented for redemption in connection with the Extension Amendment was 5,128,523. The Company paid cash in the aggregate amount of $52,829,304, or approximately $10.30 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the Trust Account decreased to $65,633,068. In addition, on March 8, 2019, an aggregate of $573,433 was loaned to the Company and distributed as a cash payment to stockholders that did not redeem their Public Shares, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed. The Initial Loan was paid from funds loaned to the Company by the Sponsor.

The Sponsor or its designees has agreed to loan the Company $0.03 for each Public Share that is not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a Business Combination from June 7, 2019 until the Combination Period. The amount of the Loans will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of a Business Combination. The Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Combination Period and if the Sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Loans following such determination will terminate.

On March 15, 2019, the Company issued the Sponsor the Promissory Note, pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units (see Note 4). As of March 15, 2019, there was $1,087,031 outstanding under the Promissory Note, inclusive of the $573,433 Initial Loan from the Sponsor in connection with the Extension Amendment.

On March 15, 2019, the Company entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and its Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to the Company. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. Under the Expense Reimbursement Agreement, the Company will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At the Company’s election, the Company may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of March 15, 2019, amounts due under the Expense Reimbursement Agreement totaled $41,079 and has been included in the Promissory Note discussed above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2019	KBL MERGER CORP. IV

	By:	/s/ Marlene Krauss, M.D.
Name: Marlene Krauss, M.D. Title: Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marlene Krauss, M.D.	Chief Executive Officer and Director	April 1, 2019
Marlene Krauss, M.D.	(Principal Executive Officer and Principal Financial and Accounting Officer )

/s/ Joseph A. Williamson	Chief Operating Officer and Director	April 1, 2019
Joseph A. Williamson

/s/ George Hornig	Chairman of the Board of Directors	April 1, 2019
George Hornig

/s/ Andrew Sherman	Director	April 1, 2019
Andrew Sherman

/s/ Sherrill Neff	Director	April 1, 2019
Sherrill Neff