Form 10-Q
period 2019-03-31
KBL MERGER CORP. IV
filed 2019-05-13
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KBLM	The NASDAQ Stock Market LLC
Warrants, each warrant exercisable for one-half of one share of Common Stock at an exercise price of $5.75 per half share	KBLMW	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	KBLMR	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock, one Warrant and one Right	KBLMU	The NASDAQ Stock Market LLC

As of May 10, 2019, there were 9,748,977 shares of the Company’s common stock issued and outstanding.

KBL MERGER CORP. IV

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

KBL MERGER CORP. IV

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$134,628	$270,884
Prepaid expenses	10,058	—
Total current assets	144,686	270,884

Investment held in Trust Account	66,326,749	118,165,948
Total Assets	$66,471,435	$118,436,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$105,796	$94,720
Franchise and income taxes payable	134,870	82,317
Convertible promissory note – related party	937,713	—
Advances due - related party	—	369,030
Total current liabilities	1,178,379	546,067

Deferred underwriting fees	4,025,000	4,025,000
Total Liabilities	5,203,379	4,571,067

Commitments

Common stock, $0.0001 par value subject to possible redemption; 5,521,889 and 10,778,788 shares as of March 31, 2019 and December 31, 2018, respectively (at approximately $10.19 and $10.10 per share)	56,268,052	108,865,759

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,227,088 and 4,098,712 shares issued and outstanding (excluding 5,521,889 and 10,778,788 shares subject to possible redemption, respectively) as of March 31, 2019 and December 31, 2018, respectively	423	410
Additional paid-in capital	3,606,785	3,838,395
Retained earnings	1,392,796	1,161,201
Total Stockholders’ Equity	5,000,004	5,000,006
Total Liabilities and Stockholders’ Equity	$66,471,435	$118,436,832

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018

General and administrative expenses	$264,904	$137,873
Loss from operations	(264,904)	(137,873)

Other income:
Interest income	592,314	387,484

Income before provision for income taxes	327,410	249,611
Provision for income taxes	(95,815)	(76,153)
Net income	$231,595	$173,458

Weighted average shares outstanding
Basic	4,100,138	4,201,545
Diluted	13,395,927	14,877,500

Net income per common share
Basic	$0.06	$0.04
Diluted	$0.02	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2018	4,201,736	$420	$4,878,926	$120,659	$5,000,005

Change in value of common stock subject to possible redemption	(17,175)	(2)	(173,460)	—	(173,462)

Net income	—	—	—	173,458	173,458

Balance – March 31, 2018 (unaudited)	4,184,561	$418	$4,705,466	$294,117	$5,000,001

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,098,712	$410	$3,838,395	$1,161,201	$5,000,006

Change in value of common stock subject to possible redemption (1)	128,376	13	(231,610)	—	(231,597)

Net income	—	—	—	231,595	231,595

Balance – March 31, 2019 (unaudited)	4,227,088	$423	$3,606,785	$1,392,796	$5,000,004

(1)	Includes the redemption of 5,128,523 shares of common stock on March 5, 2019.

The accompanying notes are an integral part of the unaudited condensed financial statements

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$231,595	$173,458
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(592,314)	(387,484)
Changes in operating assets and liabilities:
Prepaid expenses	(10,058)	(8,779)
Accounts payable and accrued expenses	11,076	(56,643)
Franchise and income taxes payable	52,553	71,372
Due to related party	—	27,000
Net cash used in operating activities	(307,148)	(181,076)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	52,829,304	—
Interest income released from Trust Account to pay taxes	175,642	58,785
Net cash provided by investing activities	53,004,946	58,785

Cash Flows from Financing Activities:
Proceeds from convertible promissory note from related party	49,771	—
Advances from related party	45,479	33,985
Repayment of advances from related party	(100,000)	—
Redemptions of common stock	(52,829,304)	—
Net cash (used in) provided by financing activities	(52,834,054)	33,985

Net Change in Cash	(136,256)	(88,306)
Cash – Beginning of period	270,884	428,393
Cash – Ending of period	$134,628	$340,087

Supplementary cash flow information:
Cash paid for income taxes	$107,780	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$231,597	$173,462
Conversion of advances and promissory notes to convertible promissory notes	$314,509	$—
Contribution of Initial Loan to Trust Account by Sponsor	$573,433	$—

The accompanying notes are an integral part of the unaudited condensed financial statements

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

KBL Merger Corp. IV (the “Company”) is a blank check company organized under the laws of the State of Delaware on September 7, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is focusing on the healthcare and related wellness industry. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

At March 31, 2019, the Company had not yet commenced operations. All activity through March 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

Pursuant to the Company’s amended and restated certificate of incorporation, the Company initially had until December 7, 2018 (the “Initial Date”) to consummate a Business Combination, or March 7, 2019 if the Company had executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by the Initial Date but had not completed a Business Combination by such date. Effective November 16, 2018, the Company entered into several non-binding letters of intent with various entities for a potential Business Combination. As a result, the Company extended the time by which it must consummate a Business Combination until March 7, 2019.

On March 5, 2019, the Company’s stockholders approved to extend the period of time for which the Company is required to consummate a Business Combination until June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a Business Combination by June 7, 2019) or such earlier date as determined by the Company’s board of directors (the “Extension Amendment”, and such later date, the “Combination Period”). The number of shares of common stock presented for redemption in connection with the Extension Amendment was 5,128,523. The Company paid cash in the aggregate amount of $52,829,304, or approximately $10.30 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the Trust Account decreased to $65,633,068. In addition, on March 8, 2019, an aggregate of $573,433 was loaned to the Company and deposited into the Trust Account, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed (the “Initial Loan”). The Initial Loan was paid from funds loaned to the Company by the Sponsor in the aggregate amount of $573,433.

The Sponsor or its designees has agreed to loan the Company $0.03 for each Public Share that is not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a Business Combination from June 7, 2019 until the Combination Period (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The Loans will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of a Business Combination. The Sponsor or its designees will have the sole discretion whether to continue extending Additional Loans for additional calendar months until the Combination Period and if the Sponsor determines not to continue extending Additional Loans for additional calendar months, its obligation to extend Additional Loans following such determination will terminate.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

On April 10, 2019, the Company entered into a non-binding term sheet (the “Term Sheet”) for a Business Combination transaction (the “Transaction”) with a certain private target company (the “Target Company”). In connection with the Term Sheet, the Target Company and its related companies (the “Target Company Parties”) agreed to loan $400,000 to the Company to be used to fund the Company’s operating expenses, deal transaction expenses and any financing expenses for the Transaction (the “Operating Expenses”), and up to an additional $300,000 to be used by the Company in connection with any future extensions of the deadline for the Company to consummate a Business Combination (the “Extension Expenses”) (see Note 9).

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

The Company will provide holders of the outstanding Public Shares (“public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

If the Company is unable to complete a Business Combination by the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s Rights, Warrants, Private Placement Warrants (as defined in Note 3) and the rights underlying the Private Units, which will expire worthless if the Company fails to complete its Business Combination within the Combination Period.

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

The initial stockholder, officers, directors and underwriters agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if they should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As of March 31, 2019, the Company had a cash balance of approximately $135,000, which excludes interest income of approximately $3,006,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Through March 31, 2019, the Company has withdrawn approximately $876,000 of interest income from the Trust Account to pay its income and franchise taxes, of which approximately $176,000 was withdrawn during the three months ended March 31, 2019.

On March 15, 2019, the Company issued the Sponsor a promissory note (the “Promissory Note”), pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units (see Note 4). As of March 31, 2019, there was $937,713 outstanding under the Promissory Note, inclusive of the $573,433 Initial Loan from the Sponsor in connection with the Extension Amendment.

On April 15, 2019, the Company received $400,000 in loans from the Target Company Parties to fund the Operating expenses (see Note 9).

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through June 7, 2019 (or September 9, 2019 as applicable), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

Cash and marketable securities held in Trust Account

At March 31, 2019, assets held in the Trust Account were comprised of $66,326,749 in money market funds invested in government securities. At December 31, 2018, assets held in the Trust account were comprised of $1,700 in cash and $118,164,248 in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 5,521,889 and 10,778,788 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Net income per common share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at March 31, 2019 and 2018 have been excluded from the calculation of basic income per share for the three months ended March 31, 2019 and 2018 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

MARCH 31, 2019

(unaudited)

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

Related Party Advances

During the three months ended March 31, 2019, the Sponsor advanced an aggregate of $15,479 to be used for working capital purposes. The advances were non-interest bearing, unsecured and due on demand. During the three months ended March 31, 2019, the Company repaid an aggregate amount of $100,000 of such advances and the remaining balance of $118,509 was converted into loans under the Promissory Note described below. Advances amounting to $-0- and $203,030 were outstanding as of March 31, 2019 and December 31, 2018, respectively, and included in due to related party in the accompanying condensed balance sheets (see Administrative Service Fee below).

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2019 and 2018, the Company incurred $30,000 of administrative service fees. As of March 31, 2019 and December 31, 2018, $196,000 and $166,000, respectively, is payable. During the three months ended March 31, 2019, $196,000 of the amounts due for such fees was converted into loans under the Promissory Note described below. As of March 31, 2019 and December 31, 2018, $-0- and $166,000 is included in due to related party in the accompanying condensed balance sheets.

Convertible Promissory Note

On March 15, 2019, the Company issued the Sponsor the Promissory Note, pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. During the three months ended March 31, 2019, the Sponsor advanced the Company $49,771 under the Expense Reimbursement Agreement (as defined in Note 5), which was converted into loans under the Promissory Note. As of March 31, 2019, there was $937,713 outstanding under the Promissory Note, inclusive of the $573,433 Initial Loan from the Sponsor in connection with the Extension Amendment.

In connection with the Term Sheet entered into on April 15, 2019, a shareholder of the Company (the “Shareholder”) paid the Sponsor $650,000 to purchase such obligations owed to the Sponsor under the Promissory Note (see Note 9).

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 31, 2019, the Company had $937,713 outstanding under the Promissory Note (see Note 9).

5. EXPENSE REIMBURSEMENT AGREEMENT

On March 15, 2019, the Company entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and its Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to the Company. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. Under the Expense Reimbursement Agreement, the Company will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At the Company’s election, the Company may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of March 31, 2019, amounts due under the Expense Reimbursement Agreement totaled $49,771 and has been included in the Promissory Note (see Note 4).

6. COMMITMENTS AND CONTINGENCIES

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

7. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 4,227,088 and 4,098,712 shares of common stock issued and outstanding, respectively, excluding 5,521,889 and 10,778,788 shares of common stock subject to possible redemption, respectively.

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

At March 31, 2019, assets held in the Trust Account were comprised of $66,326,749 in money market funds invested in government securities, which are classified as Level 1 securities.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

At December 31, 2018, assets held in the Trust Account were comprised of $1,700 in cash and $118,164,248 in U.S. Treasury Bills. The gross holding losses and fair value of held-to-maturity securities at December 31, 2018 is as follows:

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

On April 10, 2019, the Company entered into the Term Sheet for the Transaction with the Target Company. However, in connection with the Term Sheet, the Target Company Parties agreed to loan $400,000 to the Company to fund the Company’s Operating Expenses and Extension Expenses. The loans are interest-free and can be pre-paid at any time without penalty, but are required to be paid back (subject to a customary waiver against the Company’s Trust Account) upon the earlier of (i) the closing of the Transaction, (ii) the consummation by the Company of a transaction with a third party constituting the Company’s initial Business Combination, or (iii) the liquidation of the Company if it does not consummate an initial Business Combination prior to its deadline to do so (a “Liquidation”). Promptly after signing the Term Sheet, the Company received the loan of $400,000 to fund the Operating Expenses.

In connection with the Term Sheet, the Shareholder paid $650,000 to the Sponsor, to purchase $650,000 of the obligations owed to the Sponsor under the Promissory Note (the “Sponsor Note”), but the Shareholder waived any rights under the assigned portion of the Sponsor Note to convert the obligations under the assigned portion of the Sponsor Note into units of the post Business Combination entity. Pursuant to the Term Sheet, the Shareholder also agreed to provide equity financing for the Transaction to ensure that the Company has sufficient cash at the closing of the Transaction to meet its $5,000,001 net tangible assets test.

In connection with the Term Sheet and the obligations of the Target Company Parties and the Shareholder thereunder, the Sponsor deposited in escrow with a third party escrow agent 1,906,250 of its Founder Shares that it acquired prior to the Company’s Initial Public Offering (the “Escrowed Shares”), with 1,656,250 of such Escrowed Shares, less any portion used for financing for the Transaction, to be transferred to the Shareholder (and the remaining 250,000, less any portion used for financing for the Transaction, to be returned to the Sponsor) upon the earlier of (i) the closing of the Transaction or (ii) a Liquidation; provided, that if the Company consummates its initial Business Combination with a third party other than the Target Company or its affiliates, upon the consummation of such Business Combination, in addition to paying the loans described above, the Sponsor will transfer to the Shareholder a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Recent Developments

On March 5, 2019, our stockholders approved to extend the period of time for which we are required to consummate a Business Combination until June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a business combination by June 7, 2019) or such earlier date as determined by our board of directors (the “Extension Amendment”, and such later date, the “Combination Period”). The number of shares of common stock presented for redemption in connection with the Extension Amendment was 5,128,523. We paid cash in the aggregate amount of $52,829,304, or approximately $10.30 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the Trust Account decreased to $65,633,068. In addition, on March 8, 2019, an aggregate of $573,433 was loaned to the Company and deposited into the Trust Account, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed (the “Initial Loan”). The Initial Loan was paid from funds loaned to us by the Sponsor.

The Sponsor or its designees has agreed to loan us $0.03 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a Business Combination from June 7, 2019 until the Combination Period (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The Loans will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of a Business Combination. The Sponsor or its designees will have the sole discretion whether to continue extending Additional Loans for additional calendar months until the Combination Period and if the Sponsor determines not to continue extending Additional Loans for additional calendar months, its obligation to extend Additional Loans following such determination will terminate.

On March 15, 2019, we issued the Sponsor a promissory note (the “Promissory Note”), pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 31, 2019, there was $937,713 outstanding under the Promissory Note, inclusive of the $573,433 Initial Loan from the Sponsor in connection with the Extension Amendment.

On March 15, 2019, we entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and our Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a business combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of March 31, 2019, amounts due under the Expense Reimbursement Agreement totaled $49,771 and has been included in the Promissory Note discussed above.

On April 10, 2019, we entered into the Term Sheet for the Transaction with the Target Company. In connection with the Term Sheet, the Target Company Parties agreed to loan us $400,000 to be used to fund our Operating Expenses and Extension Expenses. The loans are interest-free loans and can be pre-paid at any time without penalty, but are required to be paid back (subject to a customary waiver against the Trust Account) upon the earlier of (i) the closing of the Transaction, (ii) the consummation by us of a transaction with a third party constituting our initial Business Combination, or (iii) our liquidation if we do not consummate an initial Business Combination prior to our deadline to do so (a “Liquidation”). Promptly after signing the Term Sheet, we received the loan of $400,000 to fund the Operating Expenses.

In connection with the Term Sheet, the Shareholder paid $650,000 to the Sponsor, to purchase $650,000 of the obligations owed to the Sponsor under the Promissory Note (the “Sponsor Note”), but the Shareholder waived any rights under the assigned portion of the Sponsor Note to convert the obligations under the assigned portion of the Sponsor Note into units of the post Business Combination entity. In the Term Sheet, the Shareholder also agreed to provide equity financing for the Transaction to ensure that we have sufficient cash at the closing of the Transaction to meet our $5,000,001 net tangible assets test.

In connection with the Term Sheet and the obligations of the Target Company Parties and the Shareholder thereunder, the Sponsor deposited in escrow with a third party escrow agent 1,906,250 of its Founder Shares that it acquired prior to our Initial Public Offering (the “Escrowed Shares”), with 1,656,250 of such Escrowed Shares, less any portion used for financing for the Transaction, to be transferred to the Shareholder (and the remaining 250,000, less any portion used for financing for the Transaction, to be returned to the Sponsor) upon the earlier of (i) the closing of the Transaction or (ii) a Liquidation; provided, that if we consummate our initial Business Combination with a third party other than the Target Company or its affiliates, upon the consummation of such Business Combination, in addition to paying the loans described above, the Sponsor will transfer to the Shareholder a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through March 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on June 7, 2017, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account and are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $231,595, which consists of interest income on marketable securities held in the Trust Account of $592,314, offset by operating costs of $264,904, and a provision for income taxes of $95,815.

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

As of March 31, 2019, we had cash held in the Trust Account of $66,326,749. Interest income earned on the balance in the Trust Account, amounting to approximately $3,000,000 as of March 31, 2019, may be available to us to pay taxes. During the three months ended March 31, 2019, we withdrew an aggregate of $175,642 of interest income from the Trust Account to pay franchise and income taxes.

As of March 31, 2019, we had cash of $134,628 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of March 31, 2019, we had accounts payable and accrued expenses of $105,796.

As of March 31, 2019, the Sponsor advanced us an aggregate of $218,509, of which $100,000 was repaid and $118,509 was converted into a promissory note in March 2019 and is convertible into units of the post Business Combination entity.

For the three months ended March 31, 2019, cash used in operating activities amounted to $307,148. Net income of $231,595 was offset by interest earned on marketable securities held in the Trust Account of $592,314 and changes in our operating assets and liabilities, which provided cash of $53,571.

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

We have until June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a Business Combination by June 7, 2019) to complete an initial business combination. If we are unable to complete a Business Combination by June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a Business Combination by June 7, 2019), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of March 31, 2019, we had a cash balance of approximately $135,000, which excludes interest income of approximately $3,006,000 from our investments in the Trust Account which is available to us for tax obligations. Through March 31, 2019, we have withdrawn approximately $876,000 of interest income from the Trust Account to pay our income and franchise taxes, of which approximately $176,000 was withdrawn during the three months ended March 31, 2019.

On March 15, 2019, we issued the Sponsor the Promissory Note, pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 31, 2019, there was $937,713 outstanding under the Promissory Note, inclusive of the $573,433 Initial Loan from the Sponsor in connection with the Extension Amendment.

On April 15, 2019, we received $400,000 in loans from the Target Company Parties to fund our Operating expenses.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In addition, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 5,521,889 and 10,778,788 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

KBL MERGER CORP. IV

Date: May 13, 2019		/s/ Marlene Krauss
	Name:	Marlene Krauss
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)