Form 10-Q
period 2019-06-30
KBL MERGER CORP. IV
filed 2019-08-09
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, there were 8,168,215 shares of the Company’s common stock issued and outstanding.

KBL MERGER CORP. IV

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

KBL MERGER CORP. IV

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$110,293	$270,884
Prepaid income taxes	60,357	—
Prepaid expenses	38,190	—
Total current assets	208,840	270,884

Investments held in Trust Account	50,028,314	118,165,948
Total Assets	$50,237,154	$118,436,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$59,118	$94,720
Franchise and income taxes payable	—	82,317
Convertible promissory note – related party	322,043	—
Promissory note – CannBioRx	400,000	—
Promissory note – Target Shareholder party	650,000	—
Advances due - related party	—	369,030
Total current liabilities	1,431,161	546,067

Deferred underwriting fees	4,025,000	4,025,000
Total Liabilities	5,456,161	4,571,067

Commitments and Contingencies

Common stock, $0.0001 par value subject to possible redemption; 3,903,924 and 10,778,788 shares as of June 30, 2019 and December 31, 2018, respectively (at approximately $10.19 and $10.10 per share)	39,780,986	108,865,759

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,264,291 and 4,098,712 shares issued and outstanding (excluding 3,903,924 and 10,778,788 shares subject to possible redemption, respectively) as of June 30, 2019 and December 31, 2018, respectively	426	410
Additional paid-in capital	3,617,615	3,838,395
Retained earnings	1,381,966	1,161,201
Total Stockholders’ Equity	5,000,007	5,000,006
Total Liabilities and Stockholders’ Equity	$50,237,154	$118,436,832

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

General and administrative expenses	$296,377	$147,976	$561,281	$285,849
Loss from operations	(296,377)	(147,976)	(561,281)	(285,849)

Other income:
Interest income	355,970	485,432	948,284	872,916

Income before provision for income taxes	59,593	337,456	387,003	587,067
Provision for income taxes	(70,423)	(126,280)	(166,238)	(202,433)
Net income (loss)	$(10,830)	$211,176	$220,765	$384,634

Weighted average shares outstanding
Basic	4,227,492	4,184,331	4,164,169	4,192,891
Diluted	4,227,492	14,877,500	11,169,370	14,877,500

Net income (loss) per common share
Basic	$(0.00)	$0.05	$0.05	$0.09
Diluted	$(0.00)	$0.01	$0.02	$0.03

The accompanying notes are an integral part of the unaudited condensed financial statements.

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,098,712	$410	$3,838,395	$1,161,201	$5,000,006

Change in value of common stock subject to possible redemption (1)	128,376	13	(231,610)	—	(231,597)

Net income	—	—	—	231,595	231,595

Balance – March 31, 2019 (unaudited)	4,227,088	423	3,606,785	1,392,796	5,000,004

Change in value of common stock subject to possible redemption (1)	37,203	3	10,830	—	10,833

Net loss	—	—	—	(10,830)	(10,830)

Balance – June 30, 2019 (unaudited)	4,264,291	$426	$3,617,615	$1,381,966	$5,000,007

(1)	Includes the redemption of 5,128,523 shares of common stock on March 5, 2019 and 1,580,762 shares of common stock on June 5, 2019.

THREE AND SIX MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2018	4,201,736	$420	$4,878,926	$120,659	$5,000,005

Change in value of common stock subject to possible redemption(1)	(17,175)	(2)	(173,460)	—	(173,462)

Net income	—	—	—	173,458	173,458

Balance – March 31, 2018 (unaudited)	4,184,561	418	4,705,466	294,117	5,000,001

Change in value of common stock subject to possible redemption	(20,908)	(2)	(211,173)	—	(211,175)

Net income	—	—	—	211,176	211,176

Balance – June 30, 2018 (unaudited)	4,163,653	$416	$4,494,293	$505,293	$5,000,002

(1)	Includes the redemption of 10,713,847 shares of common stock on June 30, 2018.

The accompanying notes are an integral part of the unaudited condensed financial statements

KBL MERGER CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$220,765	$384,634
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(948,284)	(872,916)
Changes in operating assets and liabilities:
Prepaid income taxes	(60,357)	—
Prepaid expenses	(38,190)	(11,754)
Accounts payable and accrued expenses	(35,602)	(63,596)
Franchise and income taxes payable	(82,317)	178,725
Due to related party	—	57,000
Net cash used in operating activities	(943,985)	(327,907)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	69,305,537	—
Interest income released from Trust Account to pay taxes	353,814	102,912
Net cash provided by investing activities	69,659,351	102,912

Cash Flows from Financing Activities:
Proceeds from convertible promissory note from related party	164,101	—
Advances from related party	45,479	339,655
Repayment of advances from related party	(100,000)	—
Proceeds from promissory note – CannBioRx	400,000	—
Repayment of convertible promissory note – related party	(80,000)	—
Redemptions of common stock	(69,305,537)	—
Net cash (used in) provided by financing activities	(68,875,957)	339,655

Net Change in Cash	(160,591)	114,660
Cash – Beginning of period	270,884	428,393
Cash – Ending of period	$110,293	$543,053

Supplementary cash flow information:
Cash paid for income taxes	$241,050	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$220,764	$384,637
Conversion of advances and promissory notes to convertible promissory notes	$314,509	$—
Transfer of convertible notes owed to the Sponsor to promissory note owed to Target Shareholder	$650,000	$—
Contribution of Initial Loan to Trust Account by Sponsor	$573,433	$—

The accompanying notes are an integral part of the unaudited condensed financial statements

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

At June 30, 2019, the Company had not yet commenced operations. All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and the proposed acquisition of CannBioRx Life Sciences Corp., a Delaware corporation (“CannBioRx”) (see Note 9). The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

On March 5, 2019, the Company’s stockholders approved to extend the period of time for which the Company is required to consummate a Business Combination until June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a Business Combination by June 7, 2019) or such earlier date (the “Extension Amendment”, and such later date, the “Combination Period”) as determined by the Company’s board of directors (the “Board”). The number of shares of common stock presented for redemption in connection with the Extension Amendment was 5,128,523. The Company paid cash in the aggregate amount of $52,829,304, or approximately $10.30 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the Trust Account decreased to $65,633,068. In addition, on March 8, 2019, an aggregate of $573,433 was loaned to the Company and deposited into the Trust Account, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed (the “Initial Loan”). The Initial Loan was paid from funds loaned to the Company by the Sponsor in the aggregate amount of $573,433.

On June 5, 2019, the Company’s stockholders approved to further extend the period of time for which the Company is required to consummate a Business Combination from June 7, 2019 to September 9, 2019 (or December 9, 2019 if the Company has executed a definitive agreement for a Business Combination by September 9, 2019) or such earlier date as determined by the Board (the “Second Extension Amendment”). The number of shares of common stock presented for redemption in connection with the Second Extension Amendment was 1,580,762. The Company paid cash in the aggregate amount of $16,476,233, or approximately $10.42 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Second Extension Amendment, cash and marketable securities held in the Trust Account decreased to $49,993,473.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

The Sponsor or its designees has agreed to loan the Company $0.0225 for each Public Share that is not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a Business Combination from June 7, 2019 until the Combination Period (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The Loans will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of a Business Combination. The Sponsor or its designees will have the sole discretion whether to continue extending Additional Loans for additional calendar months until the Combination Period and if the Sponsor determines not to continue extending Additional Loans for additional calendar months, its obligation to extend Additional Loans following such determination will terminate. In July 2019, the Company deposited an aggregate of $215,582 into the Trust Account.

On April 10, 2019, the Company entered into a non-binding term sheet (the “Term Sheet”) for a Business Combination transaction (the “Transaction”) with CannBioRx. In connection with the Term Sheet, CannBioRx, Katexco Pharmaceuticals Corp., a British Columbia corporation (“Katexco”), CannBioRx Pharmaceuticals Corp., a British Columbia corporation (“CBR Pharma”), 180 Therapeutics L.P., a Delaware limited partnership (“180” and together with Katexco and CBR Pharma, the “CannBioRx Subsidiaries” and, together with CannBioRx, the “CannBioRx Parties”) agreed to loan $400,000 to the Company to be used to fund the Company’s operating expenses, deal transaction expenses and any financing expenses for the Transaction (the “Operating Expenses”), and up to an additional $300,000 to be used by the Company in connection with any future extensions of the deadline for the Company to consummate a Business Combination (the “Extension Expenses”) (see Note 9).

On July 25, 2019, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with CannBioRx, the CannBioRx Subsidiaries, KBL Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Lawrence Pemble, in his capacity as representative of the stockholders of CannBioRx and the stockholders of the CannBioRx Subsidiaries (the “Stockholder Representative”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, Merger Sub will merge with and into CannBioRx, with CannBioRx continuing as the Company’s wholly owned subsidiary at the closing (the “Closing”) (see Note 9).

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

JUNE 30, 2019

(unaudited)

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

If the Company is unable to complete a Business Combination by the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s Rights, Warrants, Private Placement Warrants (as defined in Note 3) and the rights underlying the Private Units, which will expire worthless if the Company fails to complete its Business Combination within the Combination Period.

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

The initial stockholder, officers, directors and underwriters agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if they should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.19 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As of June 30, 2019, the Company had a cash balance of approximately $110,000 which excludes interest income of approximately $1,211,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Through June 30, 2019, the Company has withdrawn approximately $1,054,000 of interest income from the Trust Account to pay its income and franchise taxes, of which approximately $354,000 was withdrawn during the six months ended June 30, 2019.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

On March 15, 2019, the Company issued the Sponsor a promissory note (the “Promissory Note”), pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units (see Note 4). As of June 30, 2019, there was $322,043 outstanding under the Promissory Note.

On April 15, 2019, the Company received $400,000 in loans from the CannBioRx Parties to fund the Operating Expenses (see Note 6).

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through September 9, 2019 (or December 9, 2019 as applicable), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

JUNE 30, 2019

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

Cash and marketable securities held in Trust Account

At June 30, 2019, assets held in the Trust Account were comprised of $492,572 in cash and $49,535,742 in U.S. Treasury Bills. At December 31, 2018, assets held in the Trust account were comprised of $1,700 in cash and $118,164,248 in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 3,903,924 and 10,778,788 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2019 and December 31, 2018, the Company had a deferred tax asset of approximately $270,000 and $162,000, respectively, which had a full valuation allowance recorded against it of approximately $270,000 and $162,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $70,000 and $166,000, respectively, primarily related to interest income earned on the Trust Account. During the three and six months ended June 30, 2018, the Company recorded income tax expense of approximately $126,000 and $202,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2019 was approximately 118% and 43%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. The Company’s effective tax rate for the three and six months ended June 30, 2018 was approximately 37% and 34%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2019 and 2018 have been excluded from the calculation of basic income per share for the three and six months ended June 30, 2019 and 2018 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

JUNE 30, 2019

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

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier to occur of (i) one year after the completion of a Business Combination, and (ii) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of the Company’s common stock for cash, securities or other property the (“Lock-Up Period”) (see Note 6 - Term Sheet). Notwithstanding the foregoing, if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after its initial Business Combination, then the lock-up will terminate.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Related Party Advances

During the six months ended June 30, 2019, the Sponsor advanced an aggregate of $15,479 to be used for working capital purposes. The advances were non-interest bearing, unsecured and due on demand. During the six months ended June 30, 2019, the Company repaid an aggregate amount of $100,000 of such advances and the remaining balance of $118,509 was converted into loans under the Promissory Note described below. Advances amounting to $-0- and $203,030 were outstanding as of June 30, 2019 and December 31, 2018, respectively, and included in due to related party in the accompanying condensed balance sheets (see Administrative Service Fee below).

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For each of the three months ended June 30, 2019 and 2018, the Company incurred $30,000 of administrative service fees and for each of the six months ended June 30, 2019 and 2018, the Company incurred $60,000 of administrative service fees. As of June 30, 2019 and December 31, 2018, $226,000 and $166,000, respectively, is payable. During the six months ended June 30, 2019, $226,000 of the amounts due for such fees was converted into loans under the Promissory Note described below. As of June 30, 2019 and December 31, 2018, $-0- and $166,000 is included in due to related party in the accompanying condensed balance sheets.

Convertible Promissory Note

On March 15, 2019, the Company issued the Sponsor the Promissory Note, pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. During the six months ended June 30, 2019, the Sponsor advanced the Company $164,102 under the Expense Reimbursement Agreement (as defined in Note 5), which was converted into loans under the Promissory Note. During the six months ended June 30, 2019, the Company repaid $80,000 of the Promissory Note.

In connection with the Term Sheet entered into on April 15, 2019, a stockholder of the Company (the “Stockholder”) paid the Sponsor $650,000 to purchase such obligations owed to the Sponsor under the Promissory Note (see Note 6).

As of June 30, 2019, there was $322,043 outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2019, the Company had $322,043 outstanding under the Promissory Note.

5. EXPENSE REIMBURSEMENT AGREEMENT

On March 15, 2019, the Company entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and its Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to the Company. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. Under the Expense Reimbursement Agreement, the Company will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At the Company’s election, the Company may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of June 30, 2019, amounts due under the Expense Reimbursement Agreement totaled $164,102 and has been included in the Promissory Note (see Note 4).

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Units and warrants that may be issued upon conversion of Working Capital Loans (and any shares of the Company’s common stock issuable upon the exercise of the Private Units and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Term Sheet

On April 10, 2019, the Company entered into the Term Sheet for the Transaction with CannBioRx. In connection with the Term Sheet, the CannBioRx Parties agreed to loan $400,000 to the Company to fund the Company’s Operating Expenses and Extension Expenses. The loans are interest-free and can be pre-paid at any time without penalty, but are required to be paid back (subject to a customary waiver against the Company’s Trust Account) upon the earlier of (i) the closing of the Transaction, (ii) the consummation by the Company of a transaction with a third party constituting the Company’s initial Business Combination, or (iii) the liquidation of the Company if it does not consummate an initial Business Combination prior to its deadline to do so (a “Liquidation”). Promptly after signing the Term Sheet, the Company received the loan of $400,000 to fund the Operating Expenses.

In connection with the Term Sheet, a target shareholder (the “Target Shareholder”) paid $650,000 to the Sponsor to purchase $650,000 of the obligations owed to the Sponsor under the Promissory Note (the “Sponsor Note”), but the Target Shareholder waived any rights under the assigned portion of the Sponsor Note to convert the obligations under the assigned portion of the Sponsor Note into units of the post-Business Combination entity. Pursuant to the Term Sheet, the Target Shareholder also agreed to provide equity financing for the Transaction to ensure that the Company has sufficient cash at the closing of the Transaction to meet its $5,000,001 net tangible assets test.

Founder Shares Escrow

In connection with the Business Combination Agreement (as defined below), the Sponsor deposited in escrow with a third party escrow agent 1,406,250 of its Founder Shares that it acquired prior to the Company’s Initial Public Offering (the “Escrowed Shares”). The Escrowed Shares will be transferred to the Target Shareholder, less any portion used for financing for the Transaction, upon the earlier of (i) the closing of the Transaction or (ii) a Liquidation; provided, that if the Company consummates its initial Business Combination with a third party other than CannBioRx or its affiliates, upon the consummation of such Business Combination, in addition to paying the loans described above, the Sponsor will transfer to the Target Shareholder a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial Business Combination.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

7. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 4,264,291 and 4,098,712 shares of common stock issued and outstanding, respectively, excluding 3,903,924 and 10,778,788 shares of common stock subject to possible redemption, respectively.

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

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2019, assets held in the Trust Account were comprised of $492,572 in cash and $49,535,742 in U.S. Treasury Bills, which are classified as Level 1 securities.

At December 31, 2018, assets held in the Trust Account were comprised of $1,700 in cash and $118,164,248 in U.S. Treasury Bills. The gross holding losses and fair value of held-to-maturity securities at December 31, 2018 is as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value Level 1
June 30, 2019	U.S. Treasury Securities (Mature on 7/11/2019)	$49,535,742	$7,986	$49,543,728

December 31, 2018	U.S. Treasury Securities (Mature on 1/2/2019)	$118,164,248	$13,752	$118,178,000

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

KBL MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

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

On July 25, 2019, the Company entered into a Business Combination Agreement with CannBioRx, the CannBioRx Subsidiaries, Merger Sub, and the Stockholder Representative, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, Merger Sub will merge with and into CannBioRx, with CannBioRx continuing as a wholly owned subsidiary of the Company at Closing.

Subject to the terms and conditions of the Business Combination Agreement, at the Closing, (a) each outstanding share of CannBioRx common stock will be converted into the right to receive a number of shares of the Company’s common stock (the “KBL Common Stock”) equal to the exchange ratio described below; (b) each outstanding share of CannBioRx preferred stock will be converted into the right to receive a number of shares of the Company’s preferred stock on a one-for-one basis; and (c) each outstanding exchangeable share of CannBioRx or any of the CannBioRx Subsidiaries, as the case may be, will be converted into the right to receive a number of exchangeable shares equal to the exchange ratio described below. Each exchangeable share will be an exchangeable share in a Canadian subsidiary of the Company that will be exchangeable for KBL Common Stock.

Subject to the terms and conditions of the Business Combination Agreement, at the Closing, the Company will acquire 100% of the outstanding equity and equity equivalents of CannBioRx (including options, warrants or other securities that have the right to acquire or convert into equity securities of the Company) in exchange for shares of KBL Common Stock (the “Transaction Shares”) valued at $175 million, subject to adjustment. Each Transaction Share will have a value equal to $10.00. The $175 million of consideration will be reduced by the amount of any liabilities of CannBioRx in excess of $5 million at the Closing.

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

Recent Developments

On March 5, 2019, our stockholders approved to extend the period of time for which we are required to consummate a Business Combination until June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a business combination by June 7, 2019) or such earlier date as determined by our Board (the “Extension Amendment”, and such later date, the “Combination Period”). The number of shares of common stock presented for redemption in connection with the Extension Amendment was 5,128,523. We paid cash in the aggregate amount of $52,829,304, or approximately $10.30 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the Trust Account decreased to $65,633,068. In addition, on March 8, 2019, an aggregate of $573,433 was loaned to the Company and deposited into the Trust Account, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed (the “Initial Loan”). The Initial Loan was paid from funds loaned to us by the Sponsor.

On June 5, 2019, our stockholders approved to further extend the period of time for which we are required to consummate a Business Combination from June 7, 2019 to September 9, 2019 (or December 9, 2019 if we have executed a definitive agreement for a business combination by September 9, 2019) or such earlier date as determined by our Board (the “Second Extension Amendment”). The number of shares of common stock presented for redemption in connection with the Second Extension Amendment was 1,580,762. We paid cash in the aggregate amount of $16,476,233, or approximately $10.42 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Second Extension Amendment, cash and marketable securities held in the Trust Account decreased to $49,933,473.

The Sponsor or its designees has agreed to loan us $0.0225 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a Business Combination from June 7, 2019 until the Combination Period (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The Loans will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of a Business Combination. The Sponsor or its designees will have the sole discretion whether to continue extending Additional Loans for additional calendar months until the Combination Period and if the Sponsor determines not to continue extending Additional Loans for additional calendar months, its obligation to extend Additional Loans following such determination will terminate.

On March 15, 2019, we issued the Sponsor a promissory note (the “Promissory Note”), pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2019, there was $322,043 outstanding under the Promissory Note.

On March 15, 2019, we entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and our Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a business combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of June 30, 2019, amounts due under the Expense Reimbursement Agreement totaled $164,101 and has been included in the Promissory Note discussed above.

On April 10, 2019, we entered into the Term Sheet for the Transaction with CannBioRx. In connection with the Term Sheet, the CannBioRx Parties agreed to loan us $400,000 to be used to fund our Operating Expenses and Extension Expenses. The loans are interest-free loans and can be pre-paid at any time without penalty, but are required to be paid back (subject to a customary waiver against the Trust Account) upon the earlier of (i) the closing of the Transaction, (ii) the consummation by us of a transaction with a third party constituting our initial Business Combination, or (iii) our liquidation if we do not consummate an initial Business Combination prior to our deadline to do so (a “Liquidation”). Promptly after signing the Term Sheet, we received the loan of $400,000 to fund the Operating Expenses.

In connection with the Term Sheet, the Target Shareholder paid $650,000 to the Sponsor, to purchase $650,000 of the obligations owed to the Sponsor under the Promissory Note (the “Sponsor Note”), but the Target Shareholder waived any rights under the assigned portion of the Sponsor Note to convert the obligations under the assigned portion of the Sponsor Note into units of the post-Business Combination entity. In the Term Sheet, the Target Shareholder also agreed to provide equity financing for the Transaction to ensure that we have sufficient cash at the closing of the Transaction to meet our $5,000,001 net tangible assets test.

In connection with the Business Combination Agreement, the Sponsor deposited in escrow with a third party escrow agent 1,406,250 of its Founder Shares that it acquired prior to our Initial Public Offering (the “Escrowed Shares”). The Escrowed Shares will be transferred to the Target Shareholder, less any portion used for financing for the Transaction, upon the earlier of (i) the closing of the Transaction or (ii) a Liquidation; provided, that if we consummate our initial Business Combination with a third party other than CannBioRx or its affiliates, upon the consummation of such Business Combination, in addition to paying the loans described above, the Sponsor will transfer to the Target Shareholder a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial Business Combination.

On July 25, 2019, we entered into the Business Combination Agreement with CannBioRx, the CannBioRx Subsidiaries, Merger Sub, and the Stockholder Representative, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, Merger Sub will merge with and into CannBioRx, with CannBioRx continuing as our wholly owned subsidiary at the Closing. See Note 9 in Item 1 above for a description of the Business Combination Agreement and the transactions contemplated thereby.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through June 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on June 7, 2017, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account and are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net loss of $10,830, which consists of interest income on marketable securities held in the Trust Account of $355,970, offset by operating costs of $296,377, and a provision for income taxes of $70,423, respectively.

For the six months ended June 30, 2019, we had net income of $220,765, which consists of interest income on marketable securities held in the Trust Account of $948,284, offset by operating costs of $561,281, and a provision for income taxes of $166,238, respectively.

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

As of June 30, 2019, we had cash and marketable securities held in the Trust Account of $50,028,314. Interest income earned on the balance in the Trust Account, amounting to approximately $1,210,000 as of June 30, 2019, may be available to us to pay taxes. Through June 30, 2019, we have withdrawn approximately $1,054,000 of interest income from the Trust Account to pay our income and franchise taxes, of which approximately $354,000 was withdrawn during the six months ended June 30, 2019.

As of June 30, 2019, we had cash of $110,293 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2019, we had accounts payable and accrued expenses of $59,118.

As of June 30, 2019, the Sponsor advanced us an aggregate of $218,509, of which $100,000 was repaid and $118,509 was converted into a promissory note and is convertible into units of the post-Business Combination entity.

For the six months ended June 30, 2019, cash used in operating activities amounted to $943,985. Net income of $220,765 was offset by interest earned on marketable securities held in the Trust Account of $948,284 and changes in our operating assets and liabilities, which used cash of $216,466.

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

We have until September 9, 2019 (or December 9, 2019 if we have executed a definitive agreement for a Business Combination by September 9, 2019) to complete an initial business combination. If we are unable to complete a Business Combination by September 9, 2019 (or December 9, 2019 if we have executed a definitive agreement for a Business Combination by September 9, 2019), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our Board, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On March 15, 2019, we issued the Sponsor the Promissory Note, pursuant to which all outstanding advances were converted into loans under the Promissory Note. The Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2019, there was $322,043 outstanding under the Promissory Note.

On April 15, 2019, we received $400,000 in loans from the CannBioRx Parties to fund our Operating Expenses.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about our ability to continue as a going concern through September 9, 2019 (or December 9, 2019 if we has executed a definitive agreement for a Business Combination by September 9, 2019), the scheduled liquidation date.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 3,903,924 and 10,778,788 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2019)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBL MERGER CORP. IV

Date: August 9, 2019		/s/ Marlene Krauss
	Name:	Marlene Krauss
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)