Form 10-Q
period 2019-09-30
KBL MERGER CORP. IV
filed 2019-11-12
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 8,168,215 shares of the Company’s common stock issued and outstanding.

KBL MERGER CORP. IV

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$836,034	$270,884
Prepaid income taxes	29,127	—
Prepaid expenses	35,840	—
Total current assets	901,001	270,884

Investments held in Trust Account	50,671,661	118,165,948
Total Assets	$51,572,662	$118,436,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$86,362	$94,720
Franchise and income taxes payable	—	82,317
Convertible promissory note – related party	412,301	—
Promissory note – CannBioRx	942,870	—
Promissory note – Tyche Capital LLC	650,000	—
Advances due - related party	696,926	369,030
Total current liabilities	2,788,459	546,067

Deferred underwriting fees	4,025,000	4,025,000
Total Liabilities	6,813,459	4,571,067

Commitments and Contingencies

Common stock, $0.0001 par value subject to possible redemption; 3,867,626 and 10,778,788 shares as of September 30, 2019 and December 31, 2018, respectively (at approximately $10.28 and $10.10 per share)	39,759,195	108,865,759

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,300,589 and 4,098,712 shares issued and outstanding (excluding 3,867,626 and 10,778,788 shares subject to possible redemption, respectively) as of September 30, 2019 and December 31, 2018, respectively	430	410
Additional paid-in capital	3,639,402	3,838,395
Retained earnings	1,360,176	1,161,201
Total Stockholders’ Equity	5,000,008	5,000,006
Total Liabilities and Stockholders’ Equity	$51,572,662	$118,436,832

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

General and administrative expenses	$225,699	$140,271	$786,980	$426,120
Loss from operations	(225,699)	(140,271)	(786,980)	(426,120)

Other income
Interest income for investments held in Trust Account	255,254	547,270	1,203,538	1,420,186

Income before provision for income taxes	29,555	406,999	416,558	994,066
Provision for income taxes	51,345	87,386	217,583	289,819
Net income (loss)	$(21,790)	$319,613	$198,975	$704,247

Weighted average shares outstanding
Basic	4,264,291	4,173,763	4,197,910	4,182,922
Diluted	4,264,291	14,877,500	8,168,215	14,877,500

Net income (loss) per common share
Basic	$(0.01)	$0.08	$0.05	$0.17
Diluted	$(0.01)	$0.02	$0.02	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,098,712	$410	$3,838,395	$1,161,201	$5,000,006

Change in value of common stock subject to possible redemption (1)	128,376	13	(231,610)	—	(231,597)

Net income	—	—	—	231,595	231,595

Balance – March 31, 2019 (unaudited)	4,227,088	423	3,606,785	1,392,796	5,000,004

Change in value of common stock subject to possible redemption (1)	37,203	3	10,830	—	10,833

Net loss	—	—	—	(10,830)	(10,830)

Balance – June 30, 2019 (unaudited)	4,264,291	426	3,617,615	1,381,966	5,000,007

Change in value of common stock subject to possible redemption	36,298	4	21,787	—	21,791

Net loss	—	—	—	(21,790)	(21,790)

Balance – September 30, 2019 (unaudited)	4,300,589	$430	$3,639,402	$1,360,176	$5,000,008

(1)	Includes the redemption of 5,128,523 shares of common stock on March 5, 2019 and 1,580,762 shares of common stock on June 5, 2019.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2018	4,201,736	$420	$4,878,926	$120,659	$5,000,005

Change in value of common stock subject to possible redemption	(17,175)	(2)	(173,460)	—	(173,462)

Net income	—	—	—	173,458	173,458

Balance – March 31, 2018 (unaudited)	4,184,561	418	4,705,466	294,117	5,000,001

Change in value of common stock subject to possible redemption	(20,908)	(2)	(211,173)	—	(211,175)

Net income	—	—	—	211,176	211,176

Balance – June 30, 2018 (unaudited)	4,163,653	416	4,494,293	505,293	5,000,002

Change in value of common stock subject to possible redemption	(31,645)	(3)	(319,611)	—	(319,614)

Net income	—	—	—	319,613	319,613

Balance – September 30, 2018 (unaudited)	4,132,008	$413	$4,174,682	$824,906	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$198,975	$704,247
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(1,203,538)	(1,420,186)
Changes in operating assets and liabilities:
Prepaid income taxes	(29,127)	—
Prepaid expenses	(35,840)	17,715
Accounts payable and accrued expenses	(8,358)	39,488
Franchise and income taxes payable	(82,317)	(24,694)
Due to related party	—	87,000
Net cash used in operating activities	(1,160,205)	(596,430)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	69,305,537	—
Investment of cash in Trust Account	(431,164)
Interest income released from Trust Account to pay taxes	396,885	330,603
Net cash provided by investing activities	69,271,258	330,603

Cash Flows from Financing Activities:
Proceeds from convertible promissory note from related party	254,359	—
Advances from related party	742,405	356,566
Repayment of advances from related party	(100,000)	—
Proceeds from promissory note – CannBioRx	942,870	—
Repayment of convertible promissory note – related party	(80,000)	—
Redemptions of common stock	(69,305,537)	—
Net cash (used in) provided by financing activities	(67,545,903)	356,566

Net Change in Cash	565,150	90,739
Cash – Beginning of period	270,884	428,393
Cash – Ending of period	$836,034	$519,132

Supplementary cash flow information:
Cash paid for income taxes	$261,165	$236,578

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$198,973	$704,251
Conversion of advances and promissory notes to convertible promissory notes	$314,509	$—
Transfer of convertible notes owed to the Sponsor to promissory note owed to Tyche Capital LLC	$650,000	$—
Contribution of Initial Loan to Trust Account by Sponsor	$573,433	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The Company has one subsidiary, KBL Merger Sub, Inc., a wholly owned subsidiary of the Company incorporated in Delaware on July 3, 2019 (“Merger Sub”) for the purpose of effecting the proposed acquisition of CannBioRx Life Science Corp (see below). As of September 30, 2019 the Merger Sub had no activity.

At September 30, 2019, the Company had not yet commenced operations. All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and the proposed acquisition of CannBioRx Life Sciences Corp., a Delaware corporation (“CannBioRx”) (see Note 6). The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

On June 23, 2017, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company consummated the sale of an additional 1,500,000 Units at $10.00 per Unit and the sale of an additional 52,500 Private Units at $10.00 per Private Unit, generating total gross proceeds of $15,525,000. Following the closing, an additional $15,150,000 of net proceeds ($10.10 per Unit) was placed in a trust account ("Trust Account"), resulting in $116,150,000 ($10.10 per Unit) held in the Trust Account (defined below).

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

On June 5, 2019, the Company’s stockholders approved to further extend the period of time for which the Company is required to consummate a Business Combination from June 7, 2019 to September 9, 2019 (or December 9, 2019 if the Company has executed a definitive agreement for a Business Combination by September 9, 2019) or such earlier date as determined by the Board (the “Second Extension Amendment”). On July 25, 2019 the Company entered into a Business Combination Agreement thereby extending the period of time for which the Company is required to consummate a Business Combination to December 9, 2019. The number of shares of common stock presented for redemption in connection with the Second Extension Amendment was 1,580,762. The Company paid cash in the aggregate amount of $16,476,233, or approximately $10.42 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Second Extension Amendment, cash and marketable securities held in the Trust Account decreased to $49,993,473.

 The Sponsor or its designees has agreed to loan the Company $0.0225 for each Public Share that is not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a Business Combination from June 7, 2019 until the Combination Period (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The Loans will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of a Business Combination. The Sponsor or its designees will have the sole discretion whether to continue extending Additional Loans for additional calendar months until the Combination Period and if the Sponsor determines not to continue extending Additional Loans for additional calendar months, its obligation to extend Additional Loans following such determination will terminate. As of September 30, 2019, an aggregate of $431,164 was deposited into the Trust Account. In October 2019, the Company deposited an additional $107,791 into the Trust Account.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Going Concern and Liquidity

As of September 30, 2019, the Company had a cash balance of approximately $836,000, which excludes interest income of approximately $1,423,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Through September 30, 2019, the Company has withdrawn approximately $1,097,000 of interest income from the Trust Account to pay its income and franchise taxes, of which approximately $397,000 was withdrawn during the nine months ended September 30, 2019.

On March 15, 2019, the Company issued the Sponsor a promissory note (the “March Promissory Note”), pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units (see Note 4). As of September 30, 2019, there was $412,301 outstanding under the March Promissory Note. In October 2019, the Company repaid $75,000 of the outstanding balance under the March Promissory Note (see Note 9).

In connection with a non-binding term sheet (the “Term Sheet”) for a Business Combination transaction with CannBioRx entered into on April 10, 2019, Tyche Capital LLC (“Tyche), a stockholder of CannBioRx, paid the Sponsor $650,000 to purchase such obligations owed to the Sponsor under the March Promissory Note (see Note 6). As of September 30, 2019, there was $650,000 outstanding under this Promissory Note (the “Tyche Note”).

On April 15, 2019, the Company received $400,000 in loans from the CannBioRx Parties to fund the Operating Expenses (see Note 6) and in August and September 2019, the Company received additional loans in the aggregate amount of $542,870 from the CannBioRx Parties to fund Operating Expenses and Extension Expenses (see Note 6).

As of September 30, 2019, the Company received an aggregate of $742,405 in advances from the Sponsor to fund working capital needs, of which $45,479 was converted into loans (see Note 4).

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through December 9, 2019, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, from the date of its incorporation, July 3, 2019, through September 30, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and marketable securities held in Trust Account

At September 30, 2019, assets held in the Trust Account were comprised of $673,956 in cash and $49,997,705 in U.S. Treasury Bills. At December 31, 2018, assets held in the Trust account were comprised of $1,700 in cash and $118,164,248 in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 3,867,626 and 10,778,788 shares of common stock subject to possible redemption at September 30, 2019 and December 31, 2018, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2019 and December 31, 2018, the Company had a deferred tax asset of approximately $315,000 and $162,000, respectively, which had a full valuation allowance recorded against it of approximately $315,000 and $162,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $51,000 and $218,000. During the three and nine months ended September 30, 2018, the Company recorded income tax expense of approximately $87,000 and $290,000. Income tax expense for these periods is primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2019 was approximately 173.7% and 52.2%. The Company’s effective tax rate for the three and nine months ended September 30, 2018 was approximately 21.5% and 29.2%. The effective tax rate for these periods differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at September 30, 2019 and 2018 have been excluded from the calculation of basic income per share for the three and nine months ended September 30, 2019 and 2018 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Related Party Advances

During the nine months ended September 30, 2019, the Sponsor advanced an aggregate of $15,479 to be used for working capital purposes. The advances were non-interest bearing, unsecured and due on demand. During the nine months ended September 30, 2019, the Company repaid an aggregate amount of $100,000 of such advances and the remaining balance of $118,509 was converted into loans under the March Promissory Note described below.

In September 2019, the Company received advances amounting to an aggregate of $696,926 to fund working capital purposes and Business Combination expenses. The advances are non-interest bearing, unsecured and due on demand. As of September 30, 2019, advances of $696,926 were outstanding.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For each of the three months ended September 30, 2019 and 2018, the Company incurred $30,000 of administrative service fees and for each of the nine months ended September 30, 2019 and 2018, the Company incurred $90,000 of administrative service fees. As of September 30, 2019 and December 31, 2018, $256,000 and $166,000, respectively, is payable. During the nine months ended September 30, 2019, $256,000 of the amounts due for such fees was converted into loans under the March Promissory Note described below and included in the convertible promissory note related party in the accompanying condensed consolidated balance sheets. As of December 31, 2018, $166,000 is included in due to related party in the accompanying condensed consolidated balance sheets.

Convertible Promissory Note

On March 15, 2019, the Company issued the Sponsor the March Promissory Note, pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. During the nine months ended September 30, 2019, the Sponsor advanced the Company $254,359 under the Expense Reimbursement Agreement (as defined in Note 5), which was converted into loans under the March Promissory Note. During the nine months ended September 30, 2019, the Company repaid $80,000 of the March Promissory Note.

In connection with the Term Sheet entered into on April 10, 2019, Tyche paid the Sponsor $650,000 to purchase such obligations owed to the Sponsor under the March Promissory Note (see Note 6).

As of September 30, 2019, there was $412,301 outstanding under the March Promissory Note and $650,000 outstanding under the Tyche Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of September 30, 2019, the Company had $412,301 outstanding under the March Promissory Note. Subsequently, in October 2019, the Company paid $75,000 of the outstanding balance under the March Promissory Note (see Note 9).

5. EXPENSE REIMBURSEMENT AGREEMENT

On March 15, 2019, the Company entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and its Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to the Company. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. Under the Expense Reimbursement Agreement, the Company will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At the Company’s election, the Company may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of September 30, 2019, amounts due under the Expense Reimbursement Agreement totaled $254,359 and has been included in the March Promissory Note (see Note 4).

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

CannBioRx Business Combination

On April 10, 2019, the Company entered into a non-binding term sheet (the “Term Sheet”) for a Business Combination transaction (the “Transaction”) with CannBioRx. In connection with the Term Sheet, CannBioRx, Katexco Pharmaceuticals Corp., a British Columbia corporation (“Katexco”), CannBioRx Pharmaceuticals Corp., a British Columbia corporation (“CBR Pharma”), 180 Therapeutics L.P., a Delaware limited partnership (“180” and together with Katexco and CBR Pharma, the “CannBioRx Subsidiaries” and, together with CannBioRx, the “CannBioRx Parties”) agreed to loan $400,000 to the Company to be used to fund the Company’s operating expenses, deal transaction expenses and any financing expenses for the Transaction (the “Operating Expenses”), and up to an additional $300,000 to be used by the Company in connection with any future extensions of the deadline for the Company to consummate a Business Combination (the “Extension Expenses”).

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

In connection with the Term Sheet, Tyche Capital LLC (the “Tyche”) paid $650,000 to the Sponsor to purchase $650,000 of the obligations owed to the Sponsor under the March Promissory Note (the “Tyche Note”), but Tyche waived any rights under the assigned portion of the March Promissory Note to convert the obligations under the assigned portion of the March Promissory Note into units of the post-Business Combination entity. Pursuant to the Term Sheet, Tyche also agreed to provide equity financing for the Transaction to ensure that the Company has sufficient cash at the closing of the Transaction to meet its $5,000,001 net tangible assets test.

On July 25, 2019, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with CannBioRx, the CannBioRx Subsidiaries, Merger Sub, and Lawrence Pemble, in his capacity as representative of the stockholders of CannBioRx and the stockholders of the CannBioRx Subsidiaries (the “Stockholder Representative”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, Merger Sub will merge with and into CannBioRx, with CannBioRx continuing as the Company’s wholly owned subsidiary at the closing (the “Closing”).

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

The CannBioRx Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement, filed with the SEC on July 26, 2019.

In August and September 2019, the Company received additional loans in the aggregate amount of $542,870 from the CannBioRx Parties to fund Operating Expenses and Extension Expenses. As of September 30, 2019, a total of $942,870 is due under the loans from the CannBioRx Parties.

Founder Shares Escrow

In connection with the Business Combination Agreement, the Sponsor deposited in escrow with a third-party escrow agent 1,406,250 of its Founder Shares that it acquired prior to the Company’s Initial Public Offering (the “Escrowed Shares”). The Escrowed Shares will be transferred to Tyche, less any portion used for financing for the Transaction, upon the earlier of (i) the closing of the Transaction or (ii) a Liquidation; provided, that if the Company consummates its initial Business Combination with a third party other than CannBioRx or its affiliates, upon the consummation of such Business Combination, in addition to paying the loans described above, the Sponsor will transfer to Tyche a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial Business Combination.

7. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2019 and December 31, 2018, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 4,300,589 and 4,098,712 shares of common stock issued and outstanding, respectively, excluding 3,867,626 and 10,778,788 shares of common stock subject to possible redemption, respectively.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2019, assets held in the Trust Account were comprised of $673,956 in cash and $49,997,705 in U.S. Treasury Bills, which are classified as Level 1 securities.

At December 31, 2018, assets held in the Trust Account were comprised of $1,700 in cash and $118,164,248 in U.S. Treasury Bills. The gross holding losses and fair value of held-to-maturity securities at December 31, 2018 is as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value Level 1
September 30, 2019	U.S. Treasury Securities (Mature on 10/1/2019)	$49,997,705	$2,295	$50,000,000

December 31, 2018	U.S. Treasury Securities (Mature on 1/2/2019)	$118,164,248	$13,752	$118,178,000

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

At September 30, 2019 there were no transfers in or out between the levels in the fair value hierarchy.

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 4, 2019, the Company paid $75,000 of the outstanding balance under the March Promissory Note.

On October 30, 2019, the Company deposited into the Trust Account an aggregate of $107,791.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Sponsor or its designees has agreed to loan us $0.0225 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a Business Combination from June 7, 2019 until the Combination Period (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The Loans will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of a Business Combination. The Sponsor or its designees will have the sole discretion whether to continue extending Additional Loans for additional calendar months until the Combination Period and if the Sponsor determines not to continue extending Additional Loans for additional calendar months, its obligation to extend Additional Loans following such determination will terminate. As of September 30, 2019, an aggregate of $431,164 was deposited into the Trust Account. In October 2019, we deposited an additional $107,791 into the Trust Account.

On March 15, 2019, we issued the Sponsor a promissory note (the “March Promissory Note”), pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of September 30, 2019, there was $412,301 outstanding under the March Promissory Note.

On March 15, 2019, we entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and our Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a business combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of September 30, 2019, amounts due under the Expense Reimbursement Agreement totaled $254,359 and has been included in the March Promissory Note discussed above.

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

In connection with the Term Sheet, Tyche paid $650,000 to the Sponsor, to purchase $650,000 of the obligations owed to the Sponsor under the March Promissory Note (the “Tyche Note”), but Tyche waived any rights under the assigned portion of the March Promissory Note to convert the obligations under the assigned portion of the March Promissory Note into units of the post-Business Combination entity. In the Term Sheet, Tyche also agreed to provide equity financing for the Transaction to ensure that we have sufficient cash at the closing of the Transaction to meet our $5,000,001 net tangible assets test.

In connection with the Business Combination Agreement, the Sponsor deposited in escrow with a third-party escrow agent 1,406,250 of its Founder Shares that it acquired prior to our Initial Public Offering (the “Escrowed Shares”). The Escrowed Shares will be transferred to Tyche, less any portion used for financing for the Transaction, upon the earlier of (i) the closing of the Transaction or (ii) a Liquidation; provided, that if we consummate our initial Business Combination with a third party other than CannBioRx or its affiliates, upon the consummation of such Business Combination, in addition to paying the loans described above, the Sponsor will transfer to Tyche a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial Business Combination.

On July 25, 2019, we entered into the Business Combination Agreement with CannBioRx, the CannBioRx Subsidiaries, Merger Sub, and the Stockholder Representative, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, Merger Sub will merge with and into CannBioRx, with CannBioRx continuing as our wholly owned subsidiary at the Closing. See Note 6 in Item 1 above for a description of the Business Combination Agreement and transactions contemplated thereby.

In August and September 2019, we received additional loans in the aggregate amount of $542,870 from the CannBioRx Parties to fund Operating Expenses and Extension Expenses. As of September 30, 2019, a total of $942,870 is due under the loans from the CannBioRx Parties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on June 7, 2017, identifying a target company for a Business Combination and the proposed acquisition of CannBioRx. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account and are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net loss of $21,790, which consists of operating costs of $225,699 and a provision for income taxes of $51,345, offset by interest income on marketable securities held in the Trust Account of $255,254.

For the nine months ended September 30, 2019, we had net income of $198,975, which consists of interest income on marketable securities held in the Trust Account of $1,203,538, offset by operating costs of $786,980, and a provision for income taxes of $217,583, respectively.

For the three months ended September 30, 2018, we had net income of $319,613, which consists of interest income on marketable securities held in the Trust Account of $547,270, offset by operating costs of $140,271 and a provision for income taxes of $87,386.

For the nine months ended September 30, 2018, we had net income of $704,247, which consists of interest income on marketable securities held in the Trust Account of $1,420,186, offset by operating costs of $426,120 and a provision for income taxes of $289,819.

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

As of September 30, 2019, we had cash and marketable securities held in the Trust Account of $50,671,661. Interest income earned on the balance in the Trust Account, amounting to approximately $1,423,000 as of September 30, 2019, may be available to us to pay taxes. Through September 30, 2019, we have withdrawn approximately $1,097,000 of interest income from the Trust Account to pay our income and franchise taxes, of which approximately $397,000 was withdrawn during the nine months ended September 30, 2019.

As of September 30, 2019, we had cash of $836,034 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2019, we had accounts payable and accrued expenses of $86,362.

For the nine months ended September 30, 2019, cash used in operating activities amounted to $1,160,205. Net income of $198,975 was offset by interest earned on marketable securities held in the Trust Account of $1,203,538 and changes in our operating assets and liabilities, which used cash of $155,642.

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

We have until December 9, 2019 to complete an initial Business Combination. If we are unable to complete a Business Combination by December 9, 2019, since we have executed a definitive agreement for a Business Combination by September 9, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our Board, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We intend to seek stockholder approval for an extension of the time period for us to complete a Business Combination.

On March 8, 2019, an aggregate of $573,433 was loaned to the Company by the Sponsor (the “Initial Loan”) and deposited into the Trust Account in connection with the Extension Amendment.

On March 15, 2019, we issued the Sponsor the March Promissory Note, pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of September 30, 2019, there was $412,301 outstanding under the March Promissory Note.

In connection with the Term Sheet, Tyche paid $650,000 to the Sponsor, to purchase $650,000 of the obligations owed to the Sponsor under the March Promissory Note (the “Tyche Note”), but Tyche waived any rights under the assigned portion of the March Promissory Note to convert the obligations under the assigned portion of the March Promissory Note into units of the post-Business Combination entity. In the Term Sheet, Tyche also agreed to provide equity financing for the Transaction to ensure that we have sufficient cash at the closing of the Transaction to meet our $5,000,001 net tangible assets test.

On April 15, 2019, we received $400,000 in loans from the CannBioRx Parties to fund our Operating Expenses. In August and September 2019, we received an additional $542,870 in loans from CannBioRx Parties to fund our Operating Expenses and Extension Expenses. As of September 30, 3019, there was $942,870 due to the CannBioRx Parties.

In September 2019, we received advances amounting to $696,926 in order to fund working capital requirements and Business Combination expenses. The advances are non-interest bearing, unsecured and due on demand.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about our ability to continue as a going concern through December 9, 2019, the scheduled liquidation date.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 3,867,626 and 10,778,788 shares of common stock subject to possible redemption at September 30, 2019 and December 31, 2018, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated as of July 25, 2019, by and among the Company, Merger Sub, CannBioRx, Katexco, CBR Pharma, 180 and the Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2019)
2.2	Form of Support Agreement, by and between the Company and certain stockholders of CannBioRx (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2019)
2.3	Form of Lock-Up Agreement, by and between the Company and certain stockholders of CannBioRx (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2019)
10.1	Form of Tyche Backstop Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2019)
10.2#	Employment Agreement, dated as of July 23, 2019, by and between the Company and Marlene Krauss (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2019)
10.3#	Employment Agreement, dated as of July 23, 2019, by and between the Company and George Hornig (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2019)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
+	Certain schedules and exhibits to the Business Combination Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBL MERGER CORP. IV

Date: November 12, 2019		/s/ Marlene Krauss
	Name:	Marlene Krauss
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)