Form 10-K
period 2019-12-31
KBL MERGER CORP. IV
filed 2020-04-07
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38105

KBL MERGER CORP. IV

(Exact name of registrant as specified in its charter)

Delaware	81-3832378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Park Place, Suite 45E New York, NY	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (302) 502-2727

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	KBLM	The NASDAQ Stock Market LLC
Warrants, each warrant exercisable for one-half of one share of Common Stock at an exercise price of $5.75 per half share	KBLMW	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	KBLMR	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock, one Warrant and one Right	KBLMU	The NASDAQ Stock Market LLC

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2019, as reported on the NASDAQ Capital Market, was approximately $50,158,786.

As of March 30, 2020, there were 4,491,767 shares of common stock of the registrant issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K, references to:

➤	“180” are to 180 Life Sciences Corp. (formerly CannBioRx Life Sciences Corp.);

➤	“Business Combination” are to the transactions contemplated by the Business Combination Agreement;

➤	“Business Combination Agreement” are to the Business Combination Agreement, dated as of July 25, 2019 (as the same may be amended), by and among us, KBL Merger Sub, the 180 Parties and the Stockholder Representative, pursuant to which KBL Merger Sub will merge with and into 180 with 180 surviving the merger and continuing as our wholly-owned subsidiary, and in consideration thereof, the stockholders of 180 shall, at the option of the holder, receive either shares of our common stock or their existing Exchangeable Shares will become exchangeable into shares of our common stock;

➤	“CBR Pharma” are to CannBioRex Pharmaceuticals Corp.;

➤	“Closing” are to the consummation of the Business Combination;

➤	“combined team” are to our management team and our Scientific and Advisory Board, collectively;

➤	“Escrowed Shares” are to 1,406,250 of the Sponsor’s founder shares that it acquired prior to the IPO that it deposited in escrow with a third party escrow agent, in connection with the entry into Business Combination Agreement;

➤	“Exchangeable Shares” are to the exchangeable shares issued concurrently with the closing of the Reorganization (as defined in the Business Combination Agreement) by (i) Katexco Purchaseco ULC, a Canadian subsidiary of 180, to certain Canadian former shareholders of Katexco; and (ii) CannBioRex Purchaseco ULC, a Canadian subsidiary of 180, to certain Canadian former shareholders of CBR Pharma, which are exchangeable for common stock of 180 prior to the Effective Time (as defined in the Business Combination Agreement) and become exchangeable into shares of our common stock following the Effective Time (as defined in the Business Combination Agreement);

➤	“founder shares” are to shares of our common stock initially purchased by our Sponsor in a private placement prior to our initial offering;

➤	“initial stockholder” are to our Sponsor, the holder and beneficial owner of our founder shares prior to our IPO;

➤	“IPO” are to the sale of the units in our initial public offering, which closed on June 7, 2017;

➤	“Katexco” are to Katexco Pharmaceuticals Corp.;

➤	“KBL Merger Sub” are to KBL Merger Sub, Inc.;

➤	“management” or our “management team” are to our executive officers and directors;

➤	“March Promissory Note” are to the promissory note we issued to the Sponsor on March 15, 2019;

➤	“private placement rights” are to the rights included in the private placement units issued to our Sponsor and the underwriters in a private placement simultaneously with the closing of our IPO;

➤	“private placement shares” are to the shares of our common stock included in the private placement units issued to our Sponsor and the underwriters in a private placement simultaneously with the closing of our IPO;

➤	“private placement units” are to the units issued to our Sponsor and the underwriters in a private placement simultaneously with the closing of our IPO;

➤	“private placement warrants” are to the warrants included in the private placement units issued to our Sponsor and the underwriters in a private placement simultaneously with the closing of our IPO;

➤	“Public Shares” are to shares of our common stock sold as part of the units in our IPO (whether they were purchased in such offering or thereafter in the open market);

➤	“public stockholders” are to the holders of our Public Shares, including our initial stockholder and members of our management team to the extent our initial stockholder and/or members of our management team purchase Public Shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such Public Shares;

➤	“rights” are to our rights, which includes all of our rights sold as part of the units in our IPO (whether they were purchased in such offering or thereafter in the open market) as well as the private placement rights to the extent they are no longer held by the initial purchasers of the private placement rights or their permitted transferees;

➤	“Scientific and Advisory Board” are to the individuals described herein as such under the caption “Scientific and Advisory Board” and any other individuals designated by us as Scientific and Advisory Board members after the date hereof;

➤	“Sponsor” are to KBL IV Sponsor LLC, our initial stockholder; Dr. Marlene Krauss, our Chief Executive Officer, is the sole managing member of KBL IV Sponsor LLC;

➤	“Stockholder Representative” are to Lawrence Pemble, in his capacity as representative of the stockholders of the 180 Parties;

➤	“Term Sheet” are to the non-binding term sheet dated April 10, 2019 by and among us, the Sponsor, 180, the 180 Subsidiaries and Tyche for the Business Combination;

➤	“Trust Account” are to the trust account established by us for the benefit of our public stockholders, which holds the net proceeds of the IPO and the private placement units;

➤	“Tyche” are to Tyche Capital LLC;

➤	“warrants” are to our redeemable warrants, which includes all of our warrants sold as part of the units in our IPO (whether they were purchased in such offering or thereafter in the open market) as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

➤	“we,” “us,” “company” or “our company” are to KBL Merger Corp. IV;

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete the Business Combination with 180 or any other business combinations;

●	the benefits of the Business Combination;

●	following the Business Combination, our ability to execute our plans to develop and market new drug products and the timing and costs of these development programs;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	changes in the future operating results of 180;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or

●	our financial performance.

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

Business Combination

On July 25, 2019, we, KBL Merger Sub, the 180 Parties and the Stockholder Representative entered into the Business Combination Agreement pursuant to which KBL Merger Sub will merge with and into 180 with 180 surviving the merger and continuing as our wholly-owned subsidiary. 180 is a pharmaceutical company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, inflammatory diseases and fibrosis by employing innovative research, and, where appropriate, combination therapy. 180 has three product development platforms which each (1) focus on different diseases, pains or medical conditions and target different factors, molecules or proteins and (2) have or will have their own product candidates:

●	Anti-TNF platform: Focusing on fibrosis and anti-tumour necrosis factor (“anti-TNF”);

●	SCAs platform: Focusing on drugs which are synthetic cannabidiol analogues (“SCAs”); and

●	α7nAChR platform: Focusing on alpha 7 nicotinic acetylcholine receptor.

180 has several future product candidates in development, including one product candidate in a Phase 2b/3 clinical trial in the United Kingdom for Dupuytren’s disease, a condition that affects the development of fibrous connective tissue in the palm of the hand. 180 was founded by several world-leading scientists in the biotechnology and pharmaceutical sectors. 180’s world renowned scientists, Prof. Sir Marc Feldmann, Prof. Lawrence Steinman and Prof. Raphael Mechoulam, have significant experience and significant previous success in drug discovery. The scientists are from the University of Oxford, Stanford University and Hebrew University of Jerusalem, and the management team has extensive experience in financing and growing early stage healthcare companies.

Currently, 180 is conducting clinical trials only for certain indications under the anti-TNF platform. Of 180’s three product development platforms, only one, the SCAs platform, involves products that are related to CBD (and not to cannabis or THC), and no clinical trials for any indications or products under the SCAs platform are currently being conducted in the United States or abroad.

Subject to the terms and conditions of the Business Combination Agreement, at the Closing, (a) each outstanding share of 180’s common stock will be converted into the right to receive a number of shares of our common stock equal to the exchange ratio described in the Business Combination Agreement; (b) each outstanding share of 180’s preferred stock will be converted into the right to receive a number of shares of our preferred stock on a one-for-one basis; and (c) each outstanding exchangeable share of 180 or any of the 180 Subsidiaries, as the case may be, will be converted into the right to receive a number of exchangeable shares equal to the exchange ratio described in the Business Combination Agreement. Each exchangeable share will be an exchangeable share in one of our Canadian subsidiaries that will be exchangeable for our common stock.

At the Closing, we will acquire 100% of the outstanding equity and equity equivalents of 180 (including options, warrants or other securities that have the right to acquire or convert into equity securities of 180) in exchange for our shares of common stock (the “Transaction Shares”) valued at $175 million (the “Valuation”), subject to adjustment as described in the Business Combination Agreement. Each Transaction Share will have a value equal to $10.00. The $175 million of consideration will be reduced by the amount of any liabilities of 180 in excess of $5 million at the Closing (the “Net Tangible Assets Closing Condition”).

In connection with the Business Combination Agreement, we entered into a guarantee and commitment agreement with Tyche (the “Tyche Backstop Agreement”) pursuant to which, among other things, Tyche agreed to purchase from us certain shares of our common stock on the terms and subject to the conditions and limitations set forth therein such that at the Closing, we will have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Consummation of the Business Combination is subject to certain closing conditions, including, among other things, the approval by the stockholders of the company and our stockholders, the receipt of required regulatory approvals, the effectiveness of a registration statement to be filed by us for the Transaction Shares to be issued in the Business Combination and the satisfaction of the net tangible assets closing condition. In accordance with the terms of the Business Combination Agreement, (i) certain executive officers, directors and stockholders of 180 (solely in their respective capacities as 180 stockholders) holding approximately 52% of the outstanding 180 capital stock have entered into support agreements with us to vote all of their shares of capital stock of 180 in favor of adoption of the Business Combination Agreement.  In addition, 180 has agreed to acquire lock-up agreements pursuant to which certain executive officers, directors and stockholders of 180 holding approximately 90% of the outstanding capital stock of 180 will accept certain restrictions on transfers of shares of our common stock.

The Business Combination Agreement and related agreements are further described in the Current Report on Form 8-K filed by us with the Securities and Exchange Commission (the “SEC”) on July 26, 2019 and in the Registration Statement on Form S-4 filed by us with the SEC on November 12, 2020 and amended on February 10, 2020.

Other than as specifically discussed, this report does not assume that the Closing of the Business Combination will occur.

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

Our Management Team

Our management team, augmented by our board of directors and Scientific and Advisory Board, has decades of experience investing in, acquiring, operating and selling public and private healthcare companies. The team consists of Marlene Krauss, M.D., our Chief Executive Officer and a director, and Joseph Williamson, our Chief Operating Officer and a director. Our other board members, George Hornig, Andrew Sherman and Sherrill Neff, are seasoned business people with an extensive network for deal origination, decades of experience consummating business transactions and a significant history of operating companies at a senior level.

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

Initial Business Combination

NASDAQ rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or a qualified independent accounting firm with respect to the satisfaction of such criteria. If our securities are not listed on NASDAQ, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not listed on NASDAQ, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination.

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

Our executive officers have agreed, pursuant to a written letter agreement, not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 9, 2020.

Significant Activities Since Inception

On June 7, 2017, we consummated our IPO of 10,000,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, one right to receive one-tenth of one share of common stock upon consummation of our initial business combination, and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share, pursuant to a Registration Statement on Form S-1 (File No. 333-217475). The units were sold in our IPO at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our IPO, we completed the private placement of 450,000 units, issued to our Sponsor and the underwriters of our IPO, generating gross proceeds of $4,500,000.

On June 23, 2017, the underwriters of our IPO exercised their over-allotment option in full and purchased 1,500,000 units at an offering price of $10.00 per unit, generating gross proceeds of $15,000,000. On June 23, 2017, simultaneously with the sale of the over-allotment units, we completed a private placement with our Sponsor and the underwriters of our IPO for an additional 52,500 units at a price of $10.00 per unit, generating gross proceeds of $525,000.

Approximately $115,000,000 of the net proceeds from our IPO (including the over-allotment) and the private placements with our Sponsor and the underwriters of our IPO were deposited in a Trust Account established for the benefit of the our public stockholders.

Our units began trading on June 2, 2017 on the Nasdaq Capital Market under the symbol KBLMU. Commencing on June 27, 2017, the securities comprising the units began separate trading. The units, common stock, rights and warrants are trading on the Nasdaq Capital Market under the symbols “KBLMU,” “KBLM,” “KBLMR” and “KBLMW,” respectively.

On February 20, 2019, we filed a definitive proxy statement with the SEC soliciting the approval of our stockholders for, among other things, a proposal to extend the period of time for which we are required to consummate a business combination from March 7, 2019 to June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019) or such earlier date as determined by our board of directors.

On March 5, 2019, our stockholders approved to extend the period of time for which we are required to consummate a business combination until June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a business combination by June 7, 2019) or such earlier date as determined by our board of directors (the “First Extension Amendment”, and such later date, the “First Extension Combination Period”). The number of shares of common stock presented for redemption in connection with the First Extension Amendment was 5,128,523. We paid cash in the aggregate amount of $52,829,304, or approximately $10.30 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the First Extension Amendment, cash and marketable securities held in the Trust Account decreased to $65,633,068. In addition, on March 8, 2019, an aggregate of $573,433 was loaned to us and distributed as a cash payment to stockholders that did not redeem their Public Shares, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed. Such amount was paid from funds loaned to us by the Sponsor.

In connection with the approval of the First Extension Amendment, the Sponsor or its designees had previously agreed to loan us $0.03 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that was needed by us to complete a business combination from June 7, 2019 until the First Extension Combination Period The Sponsor or its designees had the sole discretion whether to continue extending loans for additional calendar months until the First Extension Combination Period and if the Sponsor determined not to continue extending loans for additional calendar months, its obligation to make additional loans following such determination would terminate.

On March 15, 2019, we issued the Sponsor the March Promissory Note, pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the units issued in the private placement concurrently with the IPO (the “Private Units”). As of December 31, 2019, there was $366,346 outstanding under the March Promissory Note.

On March 15, 2019, we entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and our Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a business combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of December 31, 2019, amounts due under the Expense Reimbursement Agreement totaled $337,819 and has been included in the March Promissory Note discussed above.

On April 10, 2019, we entered into the Term Sheet with 180, the 180 Subsidiaries, and Tyche, pursuant to which we would acquire 100% of the outstanding equity and equity equivalents of 180 (including options, warrants or other securities that have the right to acquire or convert into equity securities of 180) in exchange for shares of our common stock valued at $175 million, subject to adjustment. Due to Canadian tax considerations, it was contemplated that 180 would not be acquiring the shares of the Canadian shareholders in Katexco and CBR Pharma. Those shareholders will continue to hold Exchangeable Shares in each of CannBioRex Purchaseco ULC and Katexco Purchaseco ULC, Canadian subsidiaries of 180, which are exchangeable for common stock of 180 and ultimately, upon the Closing, become exchangeable for shares of our common stock. The Term Sheet was intended to express only a mutual indication of interest in the Business Combination and did not represent a legally binding commitment or obligation on the part of the parties. We announced the entry into the Term Sheet on April 16, 2019 but did not identify 180.

In connection with the Term Sheet, the 180 Parties agreed to loan us $400,000 to be used to fund our operating expenses and agreed to loan us up to an additional $300,000 to be used for extension expenses. The loans are interest-free loans and can be pre-paid at any time without penalty, but are required to be paid back (subject to a customary waiver against the Trust Account) upon the earlier of (i) the Closing, (ii) the consummation by us of a transaction with a third party constituting our initial business combination, or (iii) our liquidation if we do not consummate an initial business combination prior to our deadline to do so. Promptly after signing the Term Sheet, we received the loan of $400,000 to fund the operating expenses.

In connection with the Term Sheet, Tyche paid $650,000 to the Sponsor, to purchase $650,000 of the obligations owed to the Sponsor under the March Promissory Note (the “Sponsor Note”), but Tyche waived any rights under the assigned portion of the Sponsor Note to convert the obligations under the assigned portion of the Sponsor Note into units of the post business combination entity. In the Term Sheet, Tyche also agreed to provide equity financing for the Business Combination to ensure that we have sufficient cash at the Closing to meet our $5,000,001 net tangible assets test.

On May 20, 2019, we filed a definitive proxy statement with the SEC soliciting the approval of our stockholders for, among other things, a proposal to extend the period of time for which we are required to consummate a business combination from June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a business combination by June 7, 2019) to September 9, 2019 (or December 9, 2019 if the Company has executed a definitive agreement for a business combination by September 9, 2019) or such earlier date as determined by our board of directors.

On June 5, 2019, our stockholders approved to further extend the period of time for which we were required to consummate a business combination from June 7, 2019 to September 9, 2019 (or December 9, 2019 if we had executed a definitive agreement for a business combination by September 9, 2019) or such earlier date as determined by our board of directors (the “Second Extension Amendment”, and such later date, the “Second Combination Period”). The number of shares of common stock presented for redemption in connection with the Second Extension Amendment was 1,580,762. We paid cash in the aggregate amount of $16,476,233, or approximately $10.42 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Second Extension Amendment, cash and marketable securities held in the Trust Account decreased to $49,933,473.

In connection with the approval of the Second Extension Amendment, the Sponsor or its designees agreed to loan us $0.0225 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that was needed by us to complete a business combination from June 7, 2019 until the Second Combination Period. Given the longer period of time needed to potentially complete a business combination, such agreement to pay $0.0225 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019 replaced and superseded the previous agreement to loan us $0.03 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019. The Sponsor or its designees had the sole discretion whether to continue extending loans for additional calendar months until the Second Combination Period and if the Sponsor determined not to continue extending loans for additional calendar months, its obligation to make additional loans following such determination would terminate.

On July 25, 2019, we, KBL Merger Sub, the 180 Parties and the Stockholder Representative entered into the Business Combination Agreement pursuant to which KBL Merger Sub will merge with and into 180 with 180 surviving the merger and continuing as our wholly-owned subsidiary, and in consideration thereof, the stockholders of 180 shall, at the option of the holder, receive shares of our common stock and the existing Exchangeable Shares will be adjusted in accordance with the terms of CannBioRex Purchaseco ULC or Katexco Purchaseco ULC, as applicable, governing the Exchangeable Shares such that they will be multiplied by the Exchange Ratio (as defined in the Business Combination Agreement) and become exchangeable into shares of our common stock.

In connection with the entry into Business Combination Agreement, the Sponsor deposited in escrow with a third party escrow agent the Escrowed Shares. The Escrowed Shares will be transferred to Tyche upon the earlier of (i) the Closing or (ii) a liquidation; provided, that if we consummate our initial business combination with a third party other than 180 or its affiliates, upon the consummation of such business combination, in addition to paying certain loans, the Sponsor will transfer to Tyche a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial business combination.

On November 19, 2019, we filed a definitive proxy statement with the SEC soliciting the approval of our stockholders for, among other things, a proposal to extend the period of time for which we are required to consummate a business combination from September 9, 2019 (or December 9, 2019 if we have executed a definitive agreement for a business combination by September 9, 2019) until April 9, 2020 or such earlier date as determined by our board of directors.

On November 12, 2019, we filed with the SEC a Registration Statement on Form S-4, including a preliminary proxy statement/prospectus, soliciting the approval of our stockholders for, among other things, a proposal to approve and adopt the Business Combination Agreement.

On December 6, 2019, our stockholders approved to extend the period of time for which we are required to consummate a business combination until April 9, 2020 or such earlier date as determined by our board of directors (the “Third Extension Amendment”, and, together with the First Extension Amendment and the Second Extension Amendment, the “Extension Amendments”, and such later date, the “Third Combination Period”). The number of shares of common stock presented for redemption in connection with the Third Extension Amendment was 3,676,448. We paid cash in the aggregate amount of $39,121,812, or approximately $10.64 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Third Extension Amendment, cash and marketable securities held in the Trust Account decreased to $11,857,136.

In connection with the approval of the Third Extension Amendment, the Sponsor or its designees agreed to loan us $0.02 for each Public Share that was not redeemed for each calendar month commencing on December 9, 2019, and on the 9th day of each subsequent month, or portion thereof, that is needed by us to complete an initial business combination from December 9, 2019 until the Third Combination Period. Given the longer period of time needed to potentially complete a business combination, such agreement to pay $0.02 for each Public Share that was not redeemed for each calendar month commencing on December 9, 2019 replaced and superseded the previous agreement to loan us $0.0225 for each Public Share that was not redeemed for each calendar month commencing on December 9, 2019. The Sponsor or its designees had the sole discretion whether to continue extending loans for additional calendar months until the Third Combination Period and if the Sponsor determined not to continue extending loans for additional calendar months, its obligation to make additional loans following such determination would terminate.

On January 13, 2020, 180 filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name from “CannBioRx Life Sciences Corp.” to “180 Life Sciences Corp.”

On January 29, 2020, the Business Combination Agreement was amended to extend the termination date to April 9, 2020.

On February 10, 2020, we filed with the SEC an amendment to the Registration Statement on Form S-4, including a preliminary proxy statement/prospectus originally filed with the SEC by us on November 12, 2019, soliciting the approval of our stockholders for, among other things, a proposal to approve and adopt the Business Combination Agreement.

On March 24, 2020, we filed with the SEC a definitive proxy statement soliciting the approval of our stockholders for, among other things, a proposal to extend the period of time for which we are required to consummate a business combination from April 9, 2020 until July 9, 2020 or such earlier date as determined by our board of directors.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 20102 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available in the Trust Account for a business combination in the amount of approximately $7,853,000 as of December 31, 2019, after redemptions in the aggregate amount and after payment of up to $750,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement units, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account was approximately $10.66 per Public Share (based on the Trust Account balance as of December 31, 2019). Subsequent to the Extension Amendments, on March 30, 2020, the amount in the Trust Account was approximately $10.75 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers, directors and the underwriters have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and (except for the underwriters) any Public Shares they may hold in connection with the completion of our business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our Sponsor has agreed to vote its founder shares, private placement shares and any Public Shares purchased after our IPO in favor of our initial business combination. The underwriters have not committed to vote any private placement shares held by them in favor of our initial business combination. As a result, we do not need any public stockholders to vote in favor of our initial business combination in order to have such transaction approved. Each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor, officer, directors and the underwriters have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and (except for the underwriters) Public Shares in connection with the completion of a business combination.

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

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until April 9, 2020.

Redemption of Public Shares and liquidation if no initial business combination

Our Sponsor, executive officers and directors have agreed that we will have only until April 9, 2020 (or July 9, 2020 if extended) to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay liquidation expenses (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our business combination by April 9, 2020 (or July 9, 2020 if extended).

Our Sponsor, officers, directors have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if we fail to complete our initial business combination by April 9, 2020 (or July 9, 2020 if extended). However, if they acquire Public Shares after our IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination by April 9, 2020 (or July 9, 2020 if extended).

Our Sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by April 9, 2020 (or July 9, 2020 if extended) unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our Public Shares at such time. Prior to acquiring any founder shares or private placement shares from our Sponsor, officers, directors or the underwriters, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account ($546,636 as of December 31, 2019), although we cannot assure you that there are sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.75 (based on the Trust Account balance subsequent to the Extension Amendments, as of March 30, 2020). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.75 (based on the Trust Account balance subsequent to the Extension Amendments, as of March 30, 2020). Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.75 per Public Share (based on the Trust Account balance subsequent to the Extension Amendments, as of March 30, 2020). In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $546,636 from the funds held outside of our Trust Account (as of December 31, 2019) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our business combination by April 9, 2020 (or July 9, 2020 if extended) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our business combination by April 9, 2020 (or July 9, 2020 if extended) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination by April 9, 2020 (or July 9, 2020 if extended) we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following April 9, 2020 (or July 9, 2020 if extended) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest withdrawn to pay taxes and less any per-share amounts distributed from our Trust Account to our public stockholders in the event we are unable to complete our business combination by April 9, 2020 (or July 9, 2020 if extended) and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our Public Shares if we do not complete our business combination by April 9, 2020 (or July 9, 2020 if extended), or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their Public Shares in connection with any such vote. Our Sponsor, officers, directors and the underwriters agreed to waive any redemption rights with respect to their founder shares, private placement shares and (except for the underwriters) Public Shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

➤	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

➤	we will consummate our initial business combination only if we have net tangible assets upon consummation of our initial business combination of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

➤	if our initial business combination is not consummated by April 9, 2020 (or July 9, 2020 if extended) then our existence will terminate and we will distribute all amounts in the Trust Account; and

➤	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination.

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

Periodic Reporting and Financial Information

We registered our units, common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain consolidated financial statements reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors

You should carefully consider all of the following risk factors and all the other information contained in this report, including the consolidated financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risk factors related to 180 and the Business Combination, please review the Registration Statement on Form S-4, including the related proxy statement/prospectus contained therein, originally filed with the SEC by us on November 12, 2019, and as amended on February 10, 2020, including the complete text of the Business Combination Agreement and amendments thereto.

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

As of December 31, 2019, we had $546,636 in cash and a working capital deficit of $2,505,538. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

If the Business Combination is not consummated and we seek to enter into a business combination with other target companies, we may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of NASDAQ or if we decide to hold a stockholder vote for business or other reasons. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our Sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Sponsor has agreed to vote its founder shares and private placement shares, as well as any Public Shares purchased, in favor of our initial business combination. Our Sponsor currently owns 72.4% of our outstanding shares of common stock as of March 30, 2020. As a result, not need any public stockholders to vote in favor of our initial business combination in order to have such transaction approved. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsor agreed to vote their founder shares and private placement shares in accordance with the majority of the votes cast by our public stockholders.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In particular, the Tyche Backstop Agreement provides for us to have at least $5,000,001 of net tangible assets without including funds held in the Trust Account. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, may not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination (including the Business Combination), we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing, such as the backstop financing to be consummated in connection with the Business Combination. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 9, 2020 (or July 9, 2020 if extended). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We must complete our initial business combination by April 9, 2020 (or July 9, 2020 if extended). We may not be able to complete the Business Combination or find another suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination (including the Business Combination) and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the Closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our Public Shares if we are unable to complete an initial business combination by April 9, 2020 (or July 9, 2020 if extended), subject to applicable law and as further described herein and (iii) the redemption of our Public Shares in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we have not consummated an initial business combination by April 9, 2020 (or July 9, 2020 if extended) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares, rights or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ. We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). In addition, we must complete an initial business combination within 36 months of the effective date of our IPO, or by June 1, 2020, we may be delisted by Nasdaq.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock, rights and warrants are listed on NASDAQ, our units, common stock, rights and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, on our redemption, and our rights and warrants will expire worthless.

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, this may potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.75 per share (based on the Trust Account balance subsequent to the Extension Amendments, as of March 30, 2020) on the liquidation of our Trust Account and our rights and warrants will expire worthless.

If the funds not being held in the Trust Account are insufficient to allow us to operate until April 9, 2020 (or July 9, 2020 if extended), we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account ($546,636 as of December 31, 2019) may not be sufficient to allow us to operate until April 9, 2020 (or July 9, 2020 if extended), assuming that our initial business combination is not completed during that time. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.75 per share (based on the Trust Account balance subsequent to the Extension Amendments, as of March 30, 2020) on the liquidation of our Trust Account and our rights and warrants will expire worthless.

If the net proceeds of our IPO not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our business combination. If we are unable to obtain these loans, we may not be able to complete our initial business combination.

Of the net proceeds of our IPO, only approximately $546,636 (as of December 31, 2019) are available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.75 per share (based on the Trust Account balance subsequent to the Extension Amendments, as of March 30, 2020) on our redemption of our Public Shares, and our rights and warrants will expire worthless.

If we do not complete the Business Combination with 180, we may not have enough time and resources to identify and complete an initial business combination with another target business.

As of December 31, 2019, we had $546,636 available to us outside the Trust Account to fund our working capital requirements. If the Business Combination with 180 is not completed, we will depend on sufficient interest being earned on the proceeds held in the Trust Account or advances from our Sponsor to provide us with the additional working capital we may need to identify and complete an initial business combination with one or more other target businesses, as well as to pay any tax obligations that we may owe. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the Trust Account and use all of the funds held outside of the Trust Account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In addition, we must complete our initial business combination by April 9, 2020 (or July 9, 2020 if extended). If we fail to complete the Business Combination with 180, we may not have enough time to identify and complete an initial business combination with one or more other target businesses.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.75 per share (based on the Trust Account balance subsequent to the Extension Amendments, as of March 30, 2020).

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

Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.75 per share (based on the Trust Account balance subsequent to the Extension Amendments, as of March 30, 2020) held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets other than due to the failure to obtain such waiver, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, our Sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination by April 9, 2020 (or July 9, 2020 if extended) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following April 9, 2020 (or July 9, 2020 if extended) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination by April 9, 2020 (or July 9, 2020 if extended) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants issued in our IPO under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than thirty (30) days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the consolidated financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our IPO are not registered under the Securities Act within 90 days after the closing of our initial business combination, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our IPO. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify the shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our IPO. Furthermore, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our initial stockholder and its permitted transferees can demand that we register the founder shares and holders of our private placement units (and their constituent securities) and their permitted transferees can demand that we register the private placement units, private placement shares, private placement rights, private placement warrants, the shares of common stock issuable upon conversion of the private placement rights and the shares of common stock issuable upon exercise of the private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholder, holders of our private placement units (and their constituent securities) or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We intend to seek a business combination with an operating company in the healthcare or the healthcare related wellness industry, but may also pursue acquisition opportunities in other industries, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a potential business combination target. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

If the Business Combination is not consummated, we may seek investment opportunities in industries outside of the healthcare and the healthcare related wellness industry (which industries may or may not be outside of our management’s area of expertise).

As of the date of this report, we have been focusing on business combination opportunities in the healthcare and the healthcare related wellness industry and have not actively looked to identify business combination candidates in other industries (which industries may be outside our management’s area of expertise). Even if the Business Combination is not consummated, we intend to continue to focus on identifying business combination candidates in the healthcare and the healthcare related wellness industry. However, we will consider a business combination outside of the healthcare and the healthcare related wellness industry if a business combination candidate is identified and we determine that such candidate offers an attractive investment opportunity for our company or we are unable to identify a suitable candidate in healthcare and the healthcare related wellness industry after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors, especially risks in connection with target businesses in industries outside of our management’s area of expertise. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue an investment outside of the healthcare and the healthcare related wellness industry, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the insurance sector would not be relevant to an understanding of the business that we elect to acquire.

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

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, any one of which would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes the issuance of up to 35,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2019, there were 19,008,233 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon conversion of outstanding rights and exercise of outstanding warrants. There are currently no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, however our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by April 9, 2020 (or July 9, 2020 if extended), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. The issuance of additional shares of common or preferred stock:

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.75 per share (based on the Trust Account balance subsequent to the Extension Amendments, as of March 30, 2020) on the liquidation of our Trust Account and our rights and warrants will expire worthless.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements and take time away from oversight of our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of our initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to our initial business combination contained an actionable material misstatement or material omission.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of any such business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this report, our Sponsor, executive officers and directors beneficially own or have a pecuniary interest in an aggregate of 2,875,000 founder shares, for which they paid an aggregate purchase price of $25,000. In addition, our Sponsor and underwriters purchased an aggregate of 502,500 private placement units, each consisting of one share of common stock, one right to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination and one warrant to purchase one-half of one share of common stock with an exercise price of $5.75 per half share, at a price of $10.00 per unit (a total of $5,025,000), simultaneously with the consummation of our initial business combination. All of these securities will be worthless if we do not complete an initial business combination.

The founder shares are identical to the shares of common stock included in the units sold in our IPO. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a tender offer or stockholder vote to approve a proposed initial business combination.

The personal and financial interests of our executive officers and directors, as well as underwriters, may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our Sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We have approximately $11,974,986 in the Trust Account (as of March 30, 2020) that we may use to complete our business combination (excluding up to approximately $750,000 of deferred underwriting commissions being held in the Trust Account).

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

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

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

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the IPO. The exercise price for our public warrants is $5.75 per half share, or $11.50 per whole share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholder, who beneficially owns 72.4% of our common stock as of March 30, 2020, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by April 9, 2020 (or July 9, 2020 if extended), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of the interest which may be withdrawn to pay taxes), divided by the number of then outstanding Public Shares. These agreements are contained in letter agreements that we have entered into with our Sponsor, executive officers and directors. Prior to acquiring any founder shares or private placement shares from our Sponsor, officers, directors or the underwriters, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our IPO may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to our IPO, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreements among us and our Sponsor, officers, directors and the underwriters, the registration rights agreement among us and our initial stockholders and the administrative services agreement between us and our Sponsor, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement related to our IPO contains (i) a representation that we will not consummate any public or private equity or debt financing prior to the consummation of a business combination, unless all investors in such financing expressly waive, in writing, any rights in or claims against the Trust Account and (ii) a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the Trust Account at the time of signing the definitive agreement for the transaction with such target business (excluding taxes payable). While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If we do not consummate our initial business combination with 180, we anticipate that we will find the greatest number of opportunities for our initial business combination among companies with aggregate enterprise value of approximately $300 million to $700 million. If we are unable to use our capital stock in sufficient quantity in addition to the proceeds from our IPO and the private placement of units, the acquisition of a target business with enterprise value within this range will require that we seek additional financing in excess of the net proceeds of our IPO the sale of the private placement units. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our Trust Account, and our rights and warrants will expire worthless.

Our initial stockholder controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholder owns 72.4% of our issued and outstanding shares of common stock as of March 30, 2020 Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholder purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholder nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our Sponsor, is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholder, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholder will continue to exert control at least until the completion of our initial business combination.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify the shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our IPO. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our rights and warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

In our IPO, we issued (i) rights to receive 1,150,000 shares of common stock upon consummation of our business combination as part of the units offered by this report and (ii) warrants to purchase 5,750,000 shares of common stock as part of the units offered in our IPO and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of (a) 502,500 private placement rights contained in the private placement units, each convertible into one tenth (1/10) of one share of common stock (or an aggregate of 50,250 shares of common stock) and (b) 502,500 private placement warrants contained in the private placement units, each exercisable to purchase one-half of one share of common stock (or an aggregate of 251,250 shares of common stock) at $5.75 per half share. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon conversion of these rights and exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such rights, when converted, and such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our rights and warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our Sponsor, the underwriters or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis. In addition, for as long as the private placement warrants are held by the underwriters or their designees or affiliates, they may not be exercised after June 1, 2022.

Because each warrant is exercisable for only one-half of one share of our common stock and each right is exchangeable for only one-tenth of one share of our common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. In addition, each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of our initial business combination. We will not issue fractional shares upon exchange of the rights. If, upon exchange of the rights, a holder would be entitled to receive a fractional interest in a share, we will, upon exchange, either round up to the nearest whole number the number of shares to be issued to the right holder or otherwise comply with Section 155 of the DGCL (which provides that Delaware companies shall either (1) arrange for the disposition of fractional interests by those entitled thereto, (2) pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined or (3) issue scrip or warrants in registered form (either represented by a certificate or uncertificated) or in bearer form (represented by a certificate) which shall entitle the holder to receive a full share upon the surrender of such scrip or warrants aggregating a full share). This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. This unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or international financial reporting standards, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Since we are not deemed to be a large accelerated filer or an accelerated filer based on such evaluation, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.  As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Business combinations with companies with operations in the healthcare and healthcare related wellness industries entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the healthcare and healthcare related wellness industries, we will be subject to, and possibly adversely affected by, the following risks:

●	Competition could reduce profit margins.

●	Our inability to comply with governmental regulations affecting the healthcare industry could negatively affect our operations.

●	An inability to license or enforce intellectual property rights on which our business may depend.

●	The success of our planned business following consummation of our initial business combination may depend on maintaining a well-secured business and technology infrastructure.

●	If we are required to obtain governmental approval of our products, the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

●	Continuing government and private efforts to contain healthcare costs, including through the implementation of legal and regulatory changes, may reduce our future revenue and our profitability following such business combination.

●	Changes in the healthcare related wellness industry and markets for such products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations.

●	The healthcare industry is susceptible to significant liability exposure. If liability claims are brought against us following a business combination, it could materially adversely affect our operations.

●	Dependence of our operations upon third-party suppliers, manufacturers or contractors whose failure to perform adequately could disrupt our business.

●	The Patient Protection and Affordable Care Act, possible changes to it, and how it is implemented could negatively impact our business.

●	A disruption in supply could adversely impact our business.

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other parts of the word, including the United States and Europe, and efforts to contain its spread have intensified.

The global outbreak of COVID-19 continues to rapidly evolve. As a result, businesses have closed and limits have been placed on travel. The extent to which COVID-19 may impact our business and the business and clinical trials of 180, or any other prospective target businesses with which we may complete our initial business combination,  will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Should the coronavirus continue to spread, the business operations of 180, or any other prospective target businesses with which we may complete our initial business combination could be delayed or interrupted. The spread of COVID-19 throughout the world has also created global economic uncertainty, which may cause partners, suppliers and potential customers to closely monitor their costs and reduce their spending budget. The foregoing could materially adversely affect the clinical trials, supply chain, financial condition, revenues, profitability and cash flows of 180, or any other prospective target businesses with which we may complete our initial business combination.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 30 Park Place, Suite 45E, New York, NY 10007. The cost for this space is included in the $10,000 per month fee that we pay our Sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

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

(b)   Holders

On March 27, 2020, there were 7 holders of record of our units, 2 holders of record of our common stock, 1 holder of record of our rights and 1 holder of record of our warrants.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Recent Developments

On February 20, 2019, we filed a definitive proxy statement with the SEC soliciting the approval of our stockholders for, among other things, a proposal to extend the period of time for which we are required to consummate a business combination from March 7, 2019 to June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a business combination by June 7, 2019) or such earlier date as determined by our board of directors.

On March 5, 2019, our stockholders approved to extend the period of time for which we are required to consummate a business combination until June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a business combination by June 7, 2019) or such earlier date as determined by our board of directors (the “First Extension Amendment”, and such later date, the “First Extension Combination Period”). The number of shares of common stock presented for redemption in connection with the First Extension Amendment was 5,128,523. We paid cash in the aggregate amount of $52,829,304, or approximately $10.30 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the First Extension Amendment, cash and marketable securities held in the Trust Account decreased to $65,633,068. In addition, on March 8, 2019, an aggregate of $573,433 was loaned to us and deposited into the Trust Account, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed. Such amount was paid from funds loaned to us by the Sponsor.

In connection with the approval of the First Extension Amendment, the Sponsor or its designees had previously agreed to loan us $0.03 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that was needed by us to complete a business combination from June 7, 2019 until the First Extension Combination Period. The Sponsor or its designees had the sole discretion whether to continue extending loans for additional calendar months until the First Extension Combination Period and if the Sponsor determined not to continue extending loans for additional calendar months, its obligation to make additional loans following such determination would terminate.

On March 15, 2019, we issued the Sponsor the March Promissory Note, pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the units issued in the private placement concurrently with the IPO the Private Units. As of December 31, 2019, there was $366,346 outstanding under the March Promissory Note.

On March 15, 2019, we entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and our Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a business combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of December 31, 2019, amounts due under the Expense Reimbursement Agreement totaled $337,819 and has been included in the March Promissory Note discussed above.

On April 10, 2019, we entered into the Term Sheet with 180, the 180 Subsidiaries, and Tyche, pursuant to which we would acquire 100% of the outstanding equity and equity equivalents of 180 (including options, warrants or other securities that have the right to acquire or convert into equity securities of 180) in exchange for shares of our common stock valued at $175 million, subject to adjustment. Due to Canadian tax considerations, it was contemplated that 180 would not be acquiring the shares of the Canadian shareholders in Katexco and CBR Pharma. Those shareholders will continue to hold Exchangeable Shares in each of CannBioRex Purchaseco ULC and Katexco Purchaseco ULC, Canadian subsidiaries of 180, which are exchangeable for common stock of 180 and ultimately, upon the Closing, become exchangeable for shares of our common stock. The Term Sheet was intended to express only a mutual indication of interest in the Business Combination and did not represent a legally binding commitment or obligation on the part of the parties. We announced the entry into the Term Sheet on April 16, 2019 but did not identify 180.

In connection with the Term Sheet, the 180 Parties agreed to loan us $400,000 to be used to fund our operating expenses and agreed to loan us up to an additional $300,000 to be used for extension expenses. The loans are interest-free loans and can be pre-paid at any time without penalty, but are required to be paid back (subject to a customary waiver against the Trust Account) upon the earlier of (i) the Closing, (ii) the consummation by us of a transaction with a third party constituting our initial business combination, or (iii) our liquidation if we do not consummate an initial business combination prior to our deadline to do so. Promptly after signing the Term Sheet, we received the loan of $400,000 to fund the operating expenses.

In connection with the Term Sheet, Tyche paid $650,000 to the Sponsor, to purchase $650,000 of the obligations owed to the Sponsor under the March Promissory Note (the “Sponsor Note”), but Tyche waived any rights under the assigned portion of the Sponsor Note to convert the obligations under the assigned portion of the Sponsor Note into units of the post business combination entity. In the Term Sheet, Tyche also agreed to provide equity financing for the Business Combination to ensure that we have sufficient cash at the Closing to meet our $5,000,001 net tangible assets test.

On May 20, 2019, we filed a definitive proxy statement with the SEC soliciting the approval of our stockholders for, among other things, a proposal to extend the period of time for which we are required to consummate a business combination from June 7, 2019 (or September 9, 2019 if we have executed a definitive agreement for a business combination by June 7, 2019) to September 9, 2019 (or December 9, 2019 if the Company has executed a definitive agreement for a business combination by September 9, 2019) or such earlier date as determined by our board of directors.

On June 5, 2019, our stockholders approved to further extend the period of time for which we were required to consummate a business combination from June 7, 2019 to September 9, 2019 (or December 9, 2019 if we had executed a definitive agreement for a business combination by September 9, 2019) or such earlier date as determined by our board of directors (the “Second Extension Amendment”, and such later date, the “Second Combination Period”). The number of shares of common stock presented for redemption in connection with the Second Extension Amendment was 1,580,762. We paid cash in the aggregate amount of $16,476,233, or approximately $10.42 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Second Extension Amendment, cash and marketable securities held in the Trust Account decreased to $49,933,473.

In connection with the approval of the Second Extension Amendment, the Sponsor or its designees agreed to loan us $0.0225 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that was needed by us to complete a business combination from June 7, 2019 until the Second Combination Period. Given the longer period of time needed to potentially complete a business combination, such agreement to pay $0.0225 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019 replaced and superseded the previous agreement to loan us $0.03 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019. The Sponsor or its designees had the sole discretion whether to continue extending loans for additional calendar months until the Second Combination Period and if the Sponsor determined not to continue extending loans for additional calendar months, its obligation to make additional loans following such determination would terminate.

On July 25, 2019, we, KBL Merger Sub, the 180 Parties and the Stockholder Representative entered into the Business Combination Agreement pursuant to which KBL Merger Sub will merge with and into 180 with 180 surviving the merger and continuing as our wholly-owned subsidiary, and in consideration thereof, the stockholders of 180 shall, at the option of the holder, receive shares of our common stock and the existing Exchangeable Shares will be adjusted in accordance with the terms of CannBioRex Purchaseco ULC or Katexco Purchaseco ULC, as applicable, governing the Exchangeable Shares such that they will be multiplied by the Exchange Ratio (as defined in the Business Combination Agreement) and become exchangeable into shares of our common stock.

In connection with the entry into Business Combination Agreement, the Sponsor deposited in escrow with a third party escrow agent the Escrowed Shares. The Escrowed Shares will be transferred to Tyche upon the earlier of (i) the Closing or (ii) a liquidation; provided, that if we consummate our initial business combination with a third party other than 180 or its affiliates, upon the consummation of such business combination, in addition to paying certain loans, the Sponsor will transfer to Tyche a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial business combination.

On November 19, 2019, we filed a definitive proxy statement with the SEC soliciting the approval of our stockholders for, among other things, a proposal to extend the period of time for which we are required to consummate a business combination from September 9, 2019 (or December 9, 2019 if we have executed a definitive agreement for a business combination by September 9, 2019) until April 9, 2020 or such earlier date as determined by our board of directors.

On November 12, 2019, we filed with the SEC a Registration Statement on Form S-4, including a preliminary proxy statement/prospectus, soliciting the approval of our stockholders for, among other things, a proposal to approve and adopt the Business Combination Agreement.

On December 6, 2019, our stockholders approved to extend the period of time for which we are required to consummate a business combination until April 9, 2020 or such earlier date as determined by our board of directors (the “Third Extension Amendment”, and, together with the First Extension Amendment and the Second Extension Amendment, the “Extension Amendments”, and such later date, the “Third Combination Period”). The number of shares of common stock presented for redemption in connection with the Third Extension Amendment was 3,676,448. We paid cash in the aggregate amount of $39,121,812, or approximately $10.64 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Third Extension Amendment, cash and marketable securities held in the Trust Account decreased to $11,857,136. As of December 31, 2019, an aggregate of $646,747 was deposited into the Trust Account. In January and March 2020, we deposited an additional aggregate amount of $66,856 into the Trust Account.

In connection with the approval of the Third Extension Amendment, the Sponsor or its designees agreed to loan us $0.02 for each Public Share that was not redeemed for each calendar month commencing on December 9, 2019, and on the 9th day of each subsequent month, or portion thereof, that is needed by us to complete an initial business combination from December 9, 2019 until the Third Combination Period. Given the longer period of time needed to potentially complete a business combination, such agreement to pay $0.02 for each Public Share that was not redeemed for each calendar month commencing on December 9, 2019 replaced and superseded the previous agreement to loan us $0.0225 for each Public Share that was not redeemed for each calendar month commencing on December 9, 2019. The Sponsor or its designees had the sole discretion whether to continue extending loans for additional calendar months until the Third Combination Period and if the Sponsor determined not to continue extending loans for additional calendar months, its obligation to make the additional loans following such determination would terminate.

On January 13, 2020, 180 filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name from “CannBioRx Life Sciences Corp.” to “180 Life Sciences Corp.”

On January 29, 2020, the Business Combination Agreement was amended to extend the termination date to April 9, 2020.

On February 10, 2020, we filed with the SEC an amendment to the Registration Statement on Form S-4, including a preliminary proxy statement/prospectus originally filed with the SEC by us on November 12, 2019, soliciting the approval of our stockholders for, among other things, a proposal to approve and adopt the Business Combination Agreement.

On March 24, 2020, we filed with the SEC a definitive proxy statement soliciting the approval of our stockholders for, among other things, a proposal to extend the period of time for which we are required to consummate a business combination from April 9, 2020 until July 9, 2020 or such earlier date as determined by our board of directors.

During the year ended December 31, 2019, we received additional loans in the aggregate amount of $1,699,825 from the 180 Parties to be used by us to fund our operating expenses, deal transaction expenses and any financing expenses for the Transaction (the “Operating Expenses”) and any future extensions of the deadline for us to consummate a business combination (the “Extension Expenses”). As of December 31, 2019, a total of $1,699,825 is due under the loans from the 180 Parties.

Overview

We are a blank check company incorporated on September 7, 2016 in Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the Private Placement, our securities, debt or a combination of cash, securities and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through December 31, 2019 were organizational activities, those necessary to prepare for the IPO, which was consummated on June 7, 2017, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account and are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, we had a net loss of $91,300, which consists of operating costs of $1,208,943 and a provision for income taxes of $257,255, offset by interest income on marketable securities held in the Trust Account of $1,374,898.

For the year ended December 31, 2018, we had net income of $1,040,542, which consists of interest income on marketable securities held in the Trust Account of $2,052,808, offset by operating costs of $599,075, and a provision for income taxes of $413,191.

Liquidity and Capital Resources

The completion of the IPO and simultaneous Private Placement, inclusive of the underwriters’ exercise of their over-allotment option in full, generated gross proceeds to us of $120,025,000. Related transaction costs amounted to $7,345,436, consisting of $2,875,000 of underwriting fees, $750,000 of deferred underwriting commissions payable (which are held in the Trust Account) and $445,436 of IPO costs.

Following the IPO and the exercise of the over-allotment option, a total of $116,150,000 was placed in the Trust Account and we had $798,469 of cash held outside of the Trust Account, after payment of all costs related to the IPO and the exercise of the over-allotment option.

As of December 31, 2019, we had cash and marketable securities held in the Trust Account of $11,877,654. Interest income earned on the balance in the Trust Account, amounting to approximately $373,000 as of December 31, 2019, may be available to us to pay taxes. Through December 31, 2019, we have withdrawn approximately $1,156,000 of interest income from the Trust Account to pay our income and franchise taxes, of which approximately $456,000 was withdrawn during the year ended December 31, 2019.

As of December 31, 2019, we had cash of $546,636 held outside the Trust Account, which is available for use by us to finance the costs associated with identifying a target business, negotiating a business combination, due diligence procedures and other general corporate uses. In addition, as of December 31, 2019, we had accounts payable and accrued expenses of $268,423.

For the year ended December 31, 2019, cash used in operating activities amounted to $1,452,235. Net loss of $91,300 was affected by interest earned on marketable securities held in the Trust Account of $1,374,898 and changes in our operating assets and liabilities, which provided cash of $13,963.

For the year ended December 31, 2018, cash used in operating activities amounted to $789,230. Net income of $1,040,542 was offset by interest earned on marketable securities held in the Trust Account of $2,052,808 and changes in our operating assets and liabilities, which provided cash of $223,036.

On March 15, 2019, we entered into the Expense Reimbursement Agreement with our Sponsor and KBL Management in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a business combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of December 31, 2019, amounts due under the Expense Reimbursement Agreement totaled $337,819 and has been included in the March Promissory Note discussed below.

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

We have until April 9, 2020 (or July 9, 2020 if extended) to complete an initial business combination. If we are unable to complete a business combination by April 9, 2020, since we have executed a definitive agreement for a business combination by April 9, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We intend to seek stockholder approval for an extension of the time period for us to complete the Business Combination.

Going Concern and Liquidity

As of December 31, 2019, we had a cash balance of approximately $547,000, which excludes interest income of approximately $1,375,000 our investments in the Trust Account which is available to us for tax obligations. Through December 31, 2019, we have withdrawn approximately $1,156,000 of interest income from the Trust Account to pay our income and franchise taxes, of which approximately $456,000 was withdrawn during the year ended December 31, 2019.

Until the consummation of a business combination, we will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating a business combination.

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

On March 15, 2019, we issued the Sponsor the March Promissory Note, pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of December 31, 2019, there was $366,346 outstanding under the March Promissory Note.

In connection with the Term Sheet, Tyche paid $650,000 to the Sponsor, to purchase $650,000 of the obligations owed to the Sponsor under the March Promissory Note (the “Tyche Note”), but Tyche waived any rights under the assigned portion of the March Promissory Note to convert the obligations under the assigned portion of the March Promissory Note into units of the post-business combination entity. In the Term Sheet, Tyche also agreed to provide equity financing for the Transaction to ensure that we have sufficient cash at the closing of the Transaction to meet our $5,000,001 net tangible assets test. In December 2019, the $650,000 Tyche Note was transferred to 180.

On April 15, 2019, we received $400,000 in loans from the 180 Parties to fund our Operating Expenses. During the year ended December 31, 2019, we received additional loans in the aggregate amount of $649,825 from the 180 Parties to fund Operating Expenses and Extension Expenses. As of December 31, 2019, a total of $1,699,825 is due under the loans from the 180 Parties.

As of December 31, 2019, we received advances amounting to $1,209,512 from the Sponsor to fund working capital purposes and business combination expenses, of which $840,482 was advanced during the year ended December 31, 2019. During the year ended December 31, 2019, we repaid an aggregate amount of $100,000 of such advances and an aggregate amount of $314,509 was converted into loans under the March Promissory Note. As of December 31, 2019, advances of $369,030 were outstanding.

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

In addition, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the our ability to continue as a going concern.

The liquidity condition and date for mandatory liquidation raise substantial doubt about our ability to continue as a going concern through April 9, 2020 (or July 9, 2020 if extended), the scheduled liquidation date.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to us. We began incurring these fees on June 7, 2017 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination or our liquidation.

We have an agreement to pay the underwriters a deferred fee of up to $750,000 until the completion of the initial business combination (the “Deferred Fee”). The Deferred Fee will be paid in cash upon the closing of a business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 33,618 and 10,778,788 shares of common stock subject to possible redemption at December 31, 2019 and 2018, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the IPO and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Marlene Krauss, M.D.	75	Chief Executive Officer and Director
Joseph A. Williamson	67	Chief Operating Officer and Director
George Hornig	65	Chairman of the Board of Directors
Andrew Sherman	49	Director
Sherrill Neff	68	Director

Marlene Krauss, M.D. has been Chief Executive Officer and a director since our inception. She has over 30 years of experience in acquiring, selling and growing more than 20 companies in all areas of healthcare including healthcare services, pharmaceuticals and medical devices. She also has an established track record of raising and operating blank check companies as she was the Chief Executive Officer and founder of three prior SPACs: KBL I, II and III. While holding these positions, she was involved in their formation, deal sourcing, investment selection and operations. She played a crucial role in KBL I’s acquisition of Concord Health and negotiated the sale of Concord Health to the MultiCare Companies for approximately $130.5 million in cash. In addition, in KBL II, she was instrumental in the acquisition of Summer Infant, a baby care company. In 1998, she founded KBL Healthcare Ventures and remains its Managing Director. KBL consists of three funds, KBL Healthcare Ventures LP, KBL Healthcare LP and KBL Partnership LP, backed by institutional investors which has completed its investment cycle. Through her funds, with individual groups of investors, or in public financings she has invested in, grown and/or been on the board of a variety of healthcare companies. She was an initial board member and investor in Summit Technology (acquired by Alcon, now a subsidiary of Novartis (VTX:NOVN)), one of the first companies to develop the Lasik laser. Summit was sold to Alcon for $839 million in 2000. From 1999 to 2005, through KBL, she was a founder, board member and investor in Lumenos, which was among the initial companies that created a consumer driven health care insurance product. The company was sold to Wellpoint (now known as Anthem, Inc. (NYSE:ANTM)) in 2005 for $185 million. In 2004, she was an early investor of Remon Medical Technologies Inc., a development-stage company focused on creating communication technology for medical device applications, through its sale to Boston Scientific Corporation for an undisclosed amount in 2007. She led the first institutional round of investors and was on the board of PneumRx, Inc., a developer of one of the first non-invasive devices to treat lung disease from 2005 to 2011. It was sold to BTG plc (LON:BTG) in 2014 for up to $475 million which included potential earn out payments. Since 2005, she has been a founder and board member of Vampire Pharmaceuticals LLC, a biopharmaceutical company that is developing products to treat conditions such as diabetes and sickle cell disease. Dr. Krauss received an M.B.A and M.D. degree from Harvard University and a B.A. degree from Cornell University. She is a board certified ophthalmologist with a specialty in retinal surgery and trained at the Harvard Hospitals, New York Hospital and Mt. Sinai Hospital in New York. She has been on the Advisory Committee on Education at Harvard Medical School since 2012 and received the Alumni Achievement Award and was on the Deans Advisory Committee of Harvard Business School. We believe Dr. Krauss is well qualified to serve on our board due to her extensive business, operational and management experience, along with her prior experience with blank check companies.

Joseph A. Williamson has been our Chief Operating Officer and a director since June 2017. Mr. Williamson has over 35 years of experience as a healthcare operator, executive and entrepreneur primarily in the post-acute healthcare facilities field (senior living, assisted living, hospice and home care) as well as ancillary services such as physical therapy, occupational therapy, rehabilitation therapy, pharmaceutical distribution, and medical supplies. Since 2016- until present, Mr. Williamson is a current investor and board member of Pa Options for Wellness, a Pennsylvania Clinical Research licensed medical Cannabis Company. Since 2009, Mr. Williamson has been the Managing Partner at JAW Capital, LLC, an investment fund vehicle for private investments focusing on healthcare. He has been the Chairman of National Home Care Holdings, LLC, a multi-state home health company, from 2010 to the present. Mr. Williamson served as the Chairman and Chief Executive Officer of National Medical and Security Holdings, LLC, a medical supply and equipment company from 2013 to 2015, until it was sold to NSM; as a board member and investor in CCRx, a portfolio company of Cressey & Company that focused on pharmacy distribution in the senior and correctional area from 2004 to 2010 when it was sold to Omnicare, Inc. (now a subsidiary of CVS Health Corporation (NYSE:CVS)); as chairman/investor of National Hospice Holdings Investors, LLC from 2010 to 2014, when it merged into Compassus, an affiliate of Formation Capital. Formerly, Mr. Williamson was the founder, Chairman and Chief Executive Officer of Brandywine Senior Care, Inc., an assisted living facility company from 2006 to 2002. From 1992 to 1996, Mr. Williamson was co-founder, President and Chief Operating Officer and director of Concord Health Group, Inc., a long term care company which was acquired by KBL I and subsequently was acquired by Multicare Companies Inc. Prior to Concord Health Group, Mr. Williamson served in various senior positions at Genesis Health Ventures, Inc., the predecessor of Genesis Healthcare Corporation (NYSE:GEN) from 1986 until 1992. Prior to Genesis, Mr. Williamson was co-founder, Chief Executive Officer and President of Healthcare Resources Corp., a nursing home, rehabilitation and pharmacy distribution company which he helped sell to Genesis in 1986. Prior to Healthcare Resources, Mr. Williamson held officer positions at Leader Nursing Centers, Inc, a publicly held nursing home and rehabilitation company founded by former Governor of Pennsylvania, George M. Leader. Mr. Williamson also was a principal/general partner of a private equity health care fund, Commerce Health Ventures which merged into NewSpring Capital. Mr. Williamson earned his Juris Doctor degree at The Delaware Law School of Widener University, his MBA in Health Care Administration from Temple University and a BS in Accounting from Villanova University. We believe Mr. Williamson is well qualified to serve on our board due to his extensive business, operational and management experience, along with his prior blank check company experience.

George Hornig has served as our Chairman since June 2017. Mr. Hornig has served as a director and/or adviser to a large number of private companies and funds as well as the Syntax ETF since February 2018. Mr. Hornig served as the Chief Executive Officer of RON Transatlantic Financial Holdings from January 2017 to January 2018. Mr. Hornig served as Senior Managing Director as well as the Chief Operating Officer of PineBridge Investments from 2010 to September 2016. During his employment with PineBridge, he was responsible for the management of global operations. He was involved in the restructuring of the former AIG Investment Management division into PineBridge. He has served on the boards of Forrester Research, a research and analysis provider, from 1996 to 2017; Xometry, a specialty machining company, since 2014; Edelman, a marketing firm, since 2016. Previously, Mr. Hornig was on the board of KBL Healthcare Acquisition Corp. I and then served on the board of the merged company, Concord Health. From 1999 to 2010, Mr. Hornig spent 11 years at Credit Suisse Asset Management where he became its Co-Global Chief Operating Officer. From 1993 to 1999, he served as Executive Vice President and Chief Operating Officer of the Americas at Deutsche Bank. From 1988 to 1991, Mr. Hornig was also a Co-founder and Chief Operating Officer of Wasserstein Perella & Co. following his tenure in the First Boston Mergers and Acquisitions group from 1983 to 1988. Mr. Hornig has been an early investor in a many high growth companies including Royalty Pharma, a biopharmaceutical company that invests in revenue-producing royalty interests in biopharma products; FibroGen, a publicly traded biopharmaceutical company; and Cibus, a precision gene-editing company for agriculture. Mr. Hornig holds an A.B. from Harvard College and an M.B.A. from Harvard Business School and J.D. from Harvard Law School. We believe Mr. Hornig is well-qualified to serve as a director due to his extensive experience in finance, management and investment banking.

Andrew Sherman has served as a member of our board of directors since June 2017. Mr. Sherman is currently the Chief Development Officer for Women’s Care Enterprises where he leads the corporate development activity for a leading multi-specialty provider of women’s health services. From August 2016 to October 2016, Mr. Sherman served as a consultant focused on transaction development for Unified Physician Management (“UPM”), a physician practice management company focused on obstetrics and gynecology. Prior to UPM, from May 2015 to August 2016, Mr. Sherman was a Partner at DCH Partners, a healthcare-focused private equity firm. Prior to DCH Partners, Mr. Sherman worked for 22 years in investment banking, M&A and buyside roles. From 2011 to 2015, Mr. Sherman was a Managing Director in Healthcare with Morgan Joseph TriArtisan and from 2010 to 2011, he worked in healthcare investment banking at Madison Williams. From 2009 to 2010, Mr. Sherman was a consultant to Capitol Acquisition Corp. which completed a merger in 2010 with Two Harbors Investment Corp. (NYSE:TWO), a real-estate investment trust. From 2007 to 2009, Mr. Sherman was also a consultant to KBL III. From 2001 to 2007, Mr. Sherman worked as a Principal in investment banking at Banc of America Securities. From 1999 to 2001, Mr. Sherman co-founded Brand 3, a private label infrastructure internet service provider, which was sold to American Express in 2001. From 1997 to 1999, Mr. Sherman worked in investment banking at Montgomery Securities. From 1992 to 1995, Mr. Sherman worked in mergers and acquisitions at James D. Wolfensohn, Inc. Mr. Sherman holds a B.S. in Economics and Finance from The Wharton School of Business, a B.A. in International Relations from the University of Pennsylvania, and an M.B.A. with Distinction from The Harvard Graduate School of Business Administration. We believe Mr. Sherman is well qualified to serve as a director due to his extensive experience in finance, investment in healthcare related businesses, along with his prior blank check company experience.

Sherrill Neff has served as a member of our board of directors since June 2017. Since 2002, Mr. Neff has been a Founding Partner of Quaker Partners, a healthcare investment firm focusing on venture and growth stage companies. In this position, he launched and managed five life sciences venture funds which managed $700 million committed capital. He has invested in many areas of healthcare, including biotechnology, medical technology and healthcare services, and has invested in both private and public companies. Investments for which he was responsible include Amicus Therapeutics (Nasdaq:FOLD); BioRexis Therapeutics (sold to Pfizer); MedMark (sold to Walgreens); Durata Therapeutics (sold to Actavis); Protez Pharmaceuticals (sold to Novartis); Regado BioSciences (merged with Tobira Therapeutics and subsequently sold to Allergan); RainDance Technologies (sold to BioRad); Cempra Pharmaceuticals (merged with Melinta Therapeutics) and Neuronetics (Nasdaq: STIM). As part of his Quaker Partners portfolio responsibilities, Mr. Neff currently serves on the boards of directors of Intact Vascular (since 2013); and of Vesper Medical (since 2016). He also currently serves on the board of directors of Exantas Capital Corporation (NYSE: XAN), a mortgage real estate finance company. Prior to this, from 1994 to 2002, he was President and COO of a publicly traded biotechnology company, Neose Technologies. Prior to this, from 1993 to 1994, Mr. Neff was Senior Vice President of U.S. Healthcare, a publicly traded managed care company where he had responsibilities for strategic corporate development. Prior to this, Mr. Neff was a Managing Director in the Investment Banking division of Alex. Brown & Sons. Mr. Neff is a graduate of Wesleyan University and graduated magna cum laude from the University of Michigan Law School. We believe Mr. Neff is well qualified to serve as a director due to his extensive experience in finance, investment in healthcare related businesses, and operations and executive management.

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

Responsibilities of the audit committee include:

➤	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

➤	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

➤	reviewing and discussing with the independent registered public accounting firm all relationships the firm have with us in order to evaluate their continued independence;

➤	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

➤	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

➤	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

➤	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

➤	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics, our audit committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our IPO. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers have been paid cash compensation in connection with services rendered to us for the year ended December 31, 2019. Commencing on June 2, 2017 through the earlier of consummation of our initial business combination and our liquidation, we have paid our Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Our Sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class
KBL IV Sponsor LLC(2)	3,252,500	72.4%
Marlene Krauss, M.D.(2)	3,252,500	72.4%
Joseph Williamson(3)	-	-
George Hornig(3)	-	-
Andrew Sherman(3)	-	-
Sherrill Neff(3)	-	-
Basso SPAC Fund LLC(4)	530,774	11.8%
Mizuho Financial Group, Inc.(5)	421,943	8.7%
Karpus Management, Inc.(6)	512,040	11.4%
All executive officers and directors as a group (5 individuals)	3,252,500	72.4%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 30 Park Place, Suite 45E, New York, NY 10007.

(2)	These shares represent the founder shares and shares underlying Private Units held by our Sponsor. Dr. Marlene Krauss, our Chief Executive Officer, is the sole managing member of KBL IV Sponsor LLC. Consequently, she may be deemed the beneficial owner of the founder shares and shares underlying Private Units held by our Sponsor and has sole voting and dispositive control over such securities. Dr. Krauss disclaims beneficial ownership over any securities owned by our Sponsor in which she does not have a pecuniary interest. Does not reflect 1,406,250 founder shares that shall be transferred to Tyche pursuant to the terms of the Business Combination Agreement. Excludes 188,750 shares of our common stock which may be purchased by exercising private placement warrants that are not exercisable within 60 days.

(3)	Does not beneficially own any shares of our common stock. However, he has a pecuniary interest in shares of our common stock through his ownership of membership interests of our Sponsor.

(4)	According to a Schedule 13G filed with the SEC on August 19, 2019 by Basso SPAC Fund LLC (“Basso SPAC”), Basso Management, LLC (“Basso Management”), Basso Capital Management, L.P. (“BCM”), Basso GP, LLC (“Basso GP”) and Howard I. Fischer. The business address of Basso SPAC, Basso Management, BCM, Basso GP and Mr. Fischer is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902. Basso Management is the manager of Basso SPAC, which is the direct beneficial owner of the securities reported above. BCM serves as the investment manager of Basso SPAC. Basso GP is the general partner of BCM. Mr. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own the shares reported above. Includes 56,700 shares of KBL Common Stock underlying warrants that are exercisable within 60 days after the Closing.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2020. The business address of Mizuho Financial Group, Inc., a Japanese corporation (“Mizuho Financial Group”), is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan. Tatsufumi Sakai is the manager and may be deemed to indirectly beneficially own the shares reported above.

(6)	Based on a Schedule 13G/A filed with the SEC on February 14, 2019 which indicates that Karpus Management Inc. has the power to vote and the power to direct the disposition of all shares reported above. Karpus Management, Inc., d/b/a Karpus Investment Management is a New York corporation. The business address of such holder is 183 Sully’s Trail, Pittsford, New York 14534. George Karpus is the manager of Karpus Management, Inc. and may be deemed to indirectly beneficially own the shares reported above.

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

Our Sponsor and the underwriters purchased an aggregate of 502,500 units, including 377,500 by our Sponsor and 125,000 by the underwriters, which units are identical to the units sold by us in our IPO except as described herein, at a price of $10.00 per unit (a total of $5,025,000) in a private placement that closed simultaneously with the closing of our IPO. The purchase price of the private placement units was added to the proceeds from our IPO held in the Trust Account. If we do not complete a business combination by April 9, 2020, the proceeds from the sale of the private placement units held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to our founder shares, private placement shares, rights or warrants, which will expire worthless. The private placement units are identical to the units being sold in our IPO except the private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or their affiliates or designees. In addition, for as long as the private placement warrants are held by underwriters or their designees or affiliates, they may not be exercised after five years from the effective date of the registration statement relating to our IPO. If the private placement units are held by someone other than the initial holder, or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in our IPO. In conjunction with their investment in the private placement units, the underwriters or their designees also purchased membership interests in our Sponsor, through which the underwriters or their designees collectively have a pecuniary interest in 230,000 founder shares, pursuant to a separate private placement that closed simultaneously with the closing of the public offering and the private placement of units. Our Sponsor beneficially owns the founder shares allocated to the underwriters or their designees and will retain sole voting and dispositive power over such securities until the closing of our initial business combination, at which time our Sponsor will distribute the founder shares to the underwriters or their designees for no additional consideration. Upon receipt of the founder shares, the underwriters or their designees will no longer retain their ownership interests in our Sponsor.

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

On March 15, 2019, we issued the Sponsor the March Promissory Note, pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a business combination or (ii) our liquidation. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of December 31, 2019, there was $366,346 outstanding under the March Promissory Note.

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

In connection with our First Extension Amendment, in March 2019, the Sponsor loaned us an aggregate of $573,433 that was distributed as a cash payment to stockholders that did not redeem their Public Shares in connection with the First Extension Amendment, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed.

The Sponsor or its designees previously agreed to loan us $0.03 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that was needed by us to complete a business combination from June 7, 2019 until the First Extension Combination Period. The amount of the loans will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of a business combination. The Sponsor or its designees will have the sole discretion whether to continue extending loans for additional calendar moths until the First Extension Combination Period and if the Sponsor determines not to continue extending loans for additional calendar months, its obligations to make additional loans following such determination will terminate.

In connection with our Second Extension Amendment, as of November 2019, an aggregate of $646,747 was deposited into the Trust Account for the Public Shares not redeemed by stockholders in connection with the Second Extension Amendment, which amount is equal to $0.0225 for each of the 4,790,715 Public Shares that were not redeemed.

The Sponsor or its designees previously agreed to loan us $0.0225 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that was needed by us to complete a business combination from June 7, 2019 until the Second Combination Period. Given the longer period of time needed to potentially complete a business combination, such agreement to pay $0.0225 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019 replaced and superseded the previous agreement to loan us $0.03 for each Public Share that was not redeemed for each calendar month commencing on June 7, 2019. The Sponsor or its designees had the sole discretion whether to continue extending loans for additional calendar months until the Second Combination Period and if the Sponsor determined not to continue extending loans for additional calendar months, its obligation to make additional loans following such determination would terminate.

In connection with our Third Extension Amendment, as of March 2020, an aggregate of $66,856 was deposited into the Trust Account for each Public Share not redeemed by stockholders in connection with the Third Extension Amendment, which amount is equal to $0.02 for each of the 1,114,267 Public Shares that were not redeemed.

The Sponsor or its designees agreed to loan us $0.02 for each Public Share that was not redeemed for each calendar month commencing on December 9, 2019, and on the 9th day of each subsequent month, or portion thereof, that is needed by us to complete an initial business combination from December 9, 2019 until the Third Combination Period. Given the longer period of time needed to potentially complete a business combination, such agreement to pay $0.02 for each Public Share that was not redeemed for each calendar month commencing on December 9, 2019 replaced and superseded the previous agreement to loan us $0.0225 for each Public Share that was not redeemed for each calendar month commencing on December 9, 2019. The Sponsor or its designees had the sole discretion whether to continue extending loans for additional calendar months until the Third Combination Period and if the Sponsor determined not to continue extending loans for additional calendar months, its obligation to make the additional loans following such determination would terminate.

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

The holders of the founder shares and private placement units (and their component securities) and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our IPO. The holders of these securities and their permitted transferees are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders and their permitted transferees have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement relating to our IPO and may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 and 2018 totaled $45,500 and $51,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2019 and 2018, we did not pay Withum any audit-related fees.

Tax Fees. We paid Withum $4,000 and $2,500 for tax return services for the years ended December 31, 2019 and 2018.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2019 and 2018.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All consolidated financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto in Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 1, 2017, between the Company and EarlyBirdCapital, Inc. (filed as Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2017 under Commission File No. 001-38105 and incorporated by reference herein).
2.1	Business Combination Agreement, dated as of July 25, 2019, by and among KBL, the Company, Katexco, CBR Pharma, 180, Merger Sub and the Stockholder Representative (included as Annex A to the proxy statement/prospectus forming a part of this Registration Statement ) (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2019 under Commission File No. 001-38105 and incorporated by reference herein).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of January 29, 2020, by and among KBL, the 180, Katexco, CBR Pharma, 180 LP, Merger Sub and the Stockholder Representative (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on February 3, 2020 under Commission File No. 001-38105 and incorporated by reference herein).
2.3	Form of Support Agreement, by and between KBL and certain stockholders of the Company (filed as Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed on July 26, 2019 under Commission File No. 001-38105 and incorporated by reference herein).
2.4	Form of Lock-Up Agreement, by and between KBL and certain stockholders of the Company (filed as Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed on July 26, 2019 under Commission File No. 001-38105 and incorporated by reference herein).
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 under Commission File No. 333-217475 and incorporated by reference herein).
3.2	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2017 under Commission File No. 001-38105 and incorporated by reference herein).
3.3	Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on March 8, 2019, under Commission File No. 001-38105 and incorporated by reference herein).
3.4	Second Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 6, 2019 under Commission File No. 001-38105 and incorporated by reference herein).
3.5	Third Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 6, 2019 under Commission File No. 001-38105 and incorporated by reference herein).
3.6	Bylaws (filed as Exhibit 3.3 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 under Commission File No. 333-217475 and incorporated by reference herein).
4.1	Specimen Unit Certificate (filed as Exhibit 4.1 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 under Commission File No. 333-217475 and incorporated by reference herein).
4.2	Specimen Common Stock Certificate (filed as Exhibit 4.2 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 under Commission File No. 333-217475 and incorporated by reference herein).
4.3	Specimen Warrant Certificate (filed as Exhibit 4.3 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 under Commission File No. 333-217475 and incorporated by reference herein).
4.4	Specimen Right Certificate (filed as Exhibit 4.5 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 under Commission File No. 333-217475 and incorporated by reference herein).

4.5	Warrant Agreement, dated as of June 1, 2017, between Continental Stock Transfer & Trust Company and the Company (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2017 under Commission File No. 001-38105 and incorporated by reference herein).
4.6*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Letter Agreement among the Company and its officers, directors and certain securityholders (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on June 7, 2017 under Commission File No. 001-38105 and incorporated by reference herein).
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2017 under Commission File No. 001-38105 and incorporated by reference herein).
10.3	Registration Rights Agreement among the Company and certain securityholders (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 7, 2017 under Commission File No. 001-38105 and incorporated by reference herein).
10.4	Securities Subscription Agreement, dated September 7, 2016, between the Company and KBL IV Sponsor LLC (filed as Exhibit 10.5 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 under Commission File No. 333-217475 and incorporated by reference herein).
10.5	Third Amended and Restated Unit Subscription Agreement, dated June 1, 2017, between the Company and KBL IV Sponsor LLC (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on June 7, 2017 under Commission File No. 001-38105 and incorporated by reference herein).
10.6	Third Amended and Restated Unit Subscription Agreement, dated June 1, 2017, between the Company and the underwriters of the IPO (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2017 under Commission File No. 001-38105 and incorporated by reference herein).
10.7	Form of Indemnity Agreement (filed as Exhibit 10.8 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 under Commission File No. 333-217475 and incorporated by reference herein).
10.8	Administrative Services Agreement, dated June 1, 2017 between the Company and KBL IV Sponsor LLC (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on June 7, 2017 under Commission File No. 001-38105 and incorporated by reference herein).
10.9	Form of Guarantee and Commitment Agreement (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2019 under Commission File No. 001-38105 and incorporated by reference herein).
10.10#	Employment Agreement, dated as of July 23, 2019, by and between KBL and Marlene Krauss (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 26, 2019 under Commission File No. 001-38105 and incorporated by reference herein).
10.11#	Employment Agreement, dated as of July 23, 2019, by and between KBL and George Hornig (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 26, 2019 under Commission File No. 001-38105 and incorporated by reference herein).
10.12#	Form of Omnibus Incentive Plan (filed as Exhibit 10.12 to the registrant’s Registration Statement Form S-4 filed on November 12, 2019 under Commission File No. 333-217475 and incorporated by reference herein).
10.13	Promissory Note, dated March 15, 2019 issued to KBL IV Sponsor LLC (filed as Exhibit 10.8 to the registrant’s Registration Statement Form S-4 filed on November 12, 2019 under Commission File No. 333-217475 and incorporated by reference herein).
10.14	Promissory Note, dated August 21, 2019 issued to CannBioRx Life Sciences Corp (filed as Exhibit 10.14 to the registrant’s Registration Statement Form S-4 filed on November 12, 2019 under Commission File No. 333-217475 and incorporated by reference herein).
10.15	Promissory Note, dated August 28, 2019 issued to CannBioRx Life Sciences Corp (filed as Exhibit to the registrant’s Registration Statement Form S-4 filed on November 12, 2019 under Commission File No. 333-234650 and incorporated by reference herein).
10.16	Promissory Note, dated September 30, 2019 issued to CannBioRx Life Sciences Corp (filed as Exhibit 10.16 to the registrant’s Registration Statement Form S-4 filed on November 12, 2019 under Commission File No. 333-234650 and incorporated by reference herein).
14.1	Code of Business and Ethics (filed as Exhibit 10.8 to the registrant’s Registration Statement Form S-4 filed on April 26, 2017 under Commission File No. 333-217475 and incorporated by reference herein).
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document

* Filed herewith

# Management contract or compensatory plans or arrangements

KBL MERGER CORP. IV

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

KBL Merger Corp. IV

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KBL Merger Corp. IV (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a business combination by April 9, 2020, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits are accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2016.

Whippany, New Jersey

April 7, 2020

KBL MERGER CORP. IV

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$546,636	$270,884
Prepaid income taxes	25,633	—
Prepaid expenses	51,790	—
Total current assets	624,059	270,884

Cash and marketable securities held in Trust Account	11,877,654	118,165,948
Total Assets	$12,501,713	$118,436,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$268,423	$94,720
Franchise and income taxes payable	—	82,317
Convertible promissory note – related party	366,346	—
Due to related party	795,003	369,030
Advances due - 180	1,699,825	—
Total current liabilities	3,129,597	546,067

Deferred underwriting fees	4,025,000	4,025,000
Total Liabilities	7,154,597	4,571,067

Commitments

Common stock subject to possible redemption, $0.0001 par value; 33,618 and 10,778,788 shares as of December 31, 2019 and 2018, respectively (at approximately $10.33 and $10.10 per share)	347,106	108,865,759

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,458,149 and 4,098,712 shares issued and outstanding (excluding 33,618 and 10,778,788 shares subject to possible redemption, respectively) as of December 31, 2019 and 2018, respectively	446	410
Additional paid-in capital	3,929,663	3,838,395
Retained earnings	1,069,901	1,161,201
Total Stockholders’ Equity	5,000,010	5,000,006
Total Liabilities and Stockholders’ Equity	$12,501,713	$118,436,832

The accompanying notes are an integral part of the consolidated financial statements.

KBL MERGER CORP. IV

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

General and administrative expenses	$1,208,943	$599,075
Loss from operations	(1,208,943)	(599,075)

Other income:
Interest income	1,374,898	2,052,808

Income before provision for income taxes	165,955	1,453,733
Provision from income taxes	(257,255)	(413,191)
Net (loss) income	$(91,300)	$1,040,542

Weighted average shares outstanding
Basic	4,223,791	4,169,997
Diluted	4,223,791	14,877,500

Net (loss) income per common share
Basic	$(0.02)	$0.25
Diluted	$(0.02)	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

KBL MERGER CORP. IV

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2018	4,201,736	$420	$4,878,926	$120,659	$5,000,005

Common stock subject to possible redemption	(103,024)	(10)	(1,040,531)	—	(1,040,541)

Net income	—	—	—	1,040,542	1,040,542

Balance – December 31, 2018	4,098,712	410	3,838,395	1,161,201	5,000,006

Common stock subject to possible redemption(1)	359,437	36	91,268	—	91,304

Net loss	—	—	—	(91,300)	(91,300)

Balance – December 31, 2019	4,458,149	$446	$3,929,663	$1,069,901	$5,000,010

(1)	Includes 5,128,523 shares of common stock redeemed on March 5, 2019, 1,580,762 shares of common stock redeemed on June 5, 2019, and 3,676,448 shares of common stock redeemed on December 6, 2019.

The accompanying notes are an integral part of the consolidated financial statements.

KBL MERGER CORP. IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(91,300)	$1,040,542
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(1,374,898)	(2,052,808)
Changes in operating assets and liabilities:
Prepaid income taxes	(25,633)	—
Prepaid expenses	(51,790)	41,944
Accounts payable and accrued expenses	173,703	70,176
Franchise and income taxes payable	(82,317)	(6,084)
Due to related party	—	117,000
Net cash used in operating activities	(1,452,235)	(789,230)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	108,427,349	—
Investment of cash in Trust Account	(646,747)	—
Interest income released from Trust Account to pay taxes	456,023	474,877
Net cash provided by investing activities	108,236,625	474,877

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	337,819	—
Repayment of convertible promissory note – related party	(209,415)	—
Proceeds from advances from related party	840,482	356,844
Repayment of advances from related party	(100,000)	(200,000)
Proceeds from promissory note – 180	1,049,825	—
Redemption of common shares	(108,427,349)	—
Net cash (used in) provided by financing activities	(106,508,638)	156,844

Net Change in Cash	275,752	(157,509)
Cash – Beginning	270,884	428,393
Cash – Ending	$546,636	$270,884

Supplementary cash flow information:
Cash paid for income taxes	$297,343	$369,105

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(91,304)	$1,040,541
Conversion of advances and promissory notes to convertible promissory notes	$314,509	$—
Contribution of Initial Loan to Trust Account by Sponsor	$573,433	$—
Transfer of convertible notes owed to Sponsor to promissory note owed to Tyche Capital LLC	$650,000	$—
Transfer of promissory note owed to Tyche Capital LLC to promissory note owed to 180	$650,000	$—

The accompanying notes are an integral part of the consolidated financial statements

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Company has one subsidiary, KBL Merger Sub, Inc., a wholly owned subsidiary of the Company incorporated in Delaware on July 3, 2019 (“Merger Sub”) for the purpose of effecting the proposed acquisition of 180 Life Science Corp (see below). As of December 31, 2019, the Merger Sub had no activity.

At December 31, 2019, the Company had not yet commenced operations. All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and the proposed acquisition of 180 Life Sciences Corp. (formerly known as CannBioRx Life Sciences Corp.), a Delaware corporation (“180”) (see Note 6). The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

On June 23, 2017, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company consummated the sale of an additional 1,500,000 Units at $10.00 per Unit and the sale of an additional 52,500 Private Units at $10.00 per Private Unit, generating total gross proceeds of $15,525,000. Following the closing, an additional $15,150,000 of net proceeds ($10.10 per Unit) was placed in a trust account (“Trust Account”), resulting in $116,150,000 ($10.10 per Unit) held in the Trust Account (defined below).

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

On March 5, 2019, the Company’s stockholders approved to extend the period of time for which the Company is required to consummate a Business Combination until June 7, 2019 (or September 9, 2019 if the Company has executed a definitive agreement for a Business Combination by June 7, 2019) or such earlier date (the “First Extension Amendment”, and such later date, the “First Extension Combination Period”) as determined by the Company’s board of directors (the “Board”). The number of shares of common stock presented for redemption in connection with the Extension Amendment was 5,128,523. The Company paid cash in the aggregate amount of $52,829,304, or approximately $10.30 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the Trust Account decreased to $65,633,068. In addition, on March 8, 2019, an aggregate of $573,433 was loaned to the Company and deposited into the Trust Account, which amount is equal to $0.09 for each of the 6,371,477 Public Shares that were not redeemed (the “Initial Loan”). The Initial Loan was paid from funds loaned to the Company by the Sponsor in the aggregate amount of $573,433.

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

On December 6, 2019, the Company’s stockholders approved to further extend the period of time for which the Company is required to consummate a Business Combination from September 9, 2019 (or December 9, 2019 if the Company has executed a definitive agreement for a Business Combination by September 9, 2019) to April 9, 2020 or such earlier date as determined by the Board (the “Third Extension Amendment”). The number of shares of common stock presented for redemption in connection with the Third Extension Amendment was 3,676,448. The Company paid cash in the aggregate amount of $39,121,812, or approximately $10.64 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Third Extension Amendment, cash and marketable securities held in the Trust Account decreased to $11,857,136 at December 6, 2019.

 The Sponsor or its designees has agreed to loan the Company $0.0225 for each Public Share that is not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a Business Combination from June 7, 2019 until the Combination Period (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The Loans will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of a Business Combination. The Sponsor or its designees will have the sole discretion whether to continue extending Additional Loans for additional calendar months until the Combination Period and if the Sponsor determines not to continue extending Additional Loans for additional calendar months, its obligation to extend Additional Loans following such determination will terminate. As of December 31, 2019, an aggregate of $646,747 was deposited into the Trust Account. In January and March 2020, the Company deposited an additional aggregate amount of $66,856 into the Trust Account.

The Company has scheduled a special meeting of stockholders for April 8, 2020, pursuant to which it will seek stockholder approval to, among other matters, amend the Company’s Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from April 9, 2020 to July 9, 2020. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

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

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Going Concern and Liquidity

As of December 31, 2019, the Company had a cash balance of approximately $547,000, which excludes interest income of approximately $373,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Through December 31, 2019, the Company has withdrawn approximately $1,156,000 of interest income from the Trust Account to pay its income and franchise taxes, of which approximately $456,000 was withdrawn during the year ended December 31, 2019.

On March 15, 2019, the Company issued the Sponsor a promissory note (the “March Promissory Note”), pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units (see Note 4). As of December 31, 2019, there was $366,346 outstanding under the March Promissory Note. (see Note 4).

In connection with a non-binding term sheet (the “Term Sheet”) for a Business Combination transaction with 180 entered into on April 10, 2019, Tyche Capital LLC (“Tyche), a stockholder of 180, paid the Sponsor $650,000 to purchase such obligations owed to the Sponsor (the “Tyche Note”) under the March Promissory Note (see Note 6). In December 2019, the Tyche Note was transferred to 180. As of December 31, 2019, there was no outstanding balance owed under the Tyche Note.

On April 15, 2019, the Company received $400,000 in loans from the 180 Parties to fund the Operating Expenses (see Note 6). Through December 31, 2019, the Company received additional loans in the aggregate amount of $642,825 from the 180 Parties to fund Operating Expenses and Extension Expenses (see Note 6). As of December 31, 2019, there was $1,699,825 due to 180, inclusive of the $650,000 transferred to 180 from Tyche.

Through December 31, 2019, the Company received an aggregate of $1,209,512 in advances from the Sponsor to fund working capital needs, of which $840,482 was received during the year ended December 31, 2019. An aggregate of $314,509 of such advances were converted into loans (see Note 4). As of December 31, 2019, there was $795,003 of advances outstanding.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through April 9, 2020 (or July 9, 2020, if the extension is approved), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, from the date of its incorporation, July 3, 2019, through December 31, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and marketable securities held in Trust Account

At December 31, 2019, assets held in the Trust Account were comprised of $11,877,654 in money market funds which are invested in U.S. Treasury Securities. At December 31, 2018, assets held in the Trust account were comprised of $1,700 in cash and $118,164,248 in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 33,618 and 10,778,788 shares of common stock subject to possible redemption at December 31, 2019 and 2018, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019 and 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (loss) income per common share

Net (loss) income per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at December 31, 2019 and 2018 have been excluded from the calculation of basic (loss) income per share for the years ended December 31, 2019 and 2018 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Related Party Advances

As of December 31, 2019, the Sponsor advanced an aggregate of $1,209,512 to fund working capital purposes and Business Combination expenses, of which $840,482 was advanced during the year ended December 31, 2019. During the year ended December 31, 2019, the Company repaid an aggregate amount of $100,000 of such advances and an aggregate amount of $314,509 was converted into loans under the March Promissory Note described below. As of December 31, 2019 and 2018, advances of $795,003 and $369,030, respectively, were outstanding.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For each of the years ended December 31, 2019 and 2018, the Company incurred $120,000 of administrative service fees. As of December 31, 2019 and 2018, and aggregate of $286,000 and $166,000, respectively, is payable. During the year ended December 31, 2019, $286,000 of the amounts due for such fees are included as loans under the March Promissory Note described below and included in the convertible promissory note related party in the accompanying consolidated balance sheets. As of December 31, 2018, $166,000 is included in due to related party in the accompanying consolidated balance sheets.

Convertible Promissory Note

On March 15, 2019, the Company issued the Sponsor the March Promissory Note, pursuant to which outstanding advances in the aggregate amount of $314,509 were converted into loans under the March Promissory Note and including the $573,433 Initial Loan from the Sponsor. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. During the year ended December 31, 2019, the Sponsor advanced the Company $337,819 under the Expense Reimbursement Agreement (as defined in Note 5), which was converted into loans under the March Promissory Note. During the year ended December 31, 2019, the Company repaid $209,415 of the March Promissory Note.

In connection with the Term Sheet entered into on April 10, 2019, Tyche paid the Sponsor $650,000 to purchase such obligations owed to the Sponsor under the March Promissory Note (see Note 6). In December 2019, the Tyche Note was transferred to 180.

As of December 31, 2019, there was $366,346 outstanding under the March Promissory Note and no amounts outstanding under the Tyche Note.

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of December 31, 2019, the Company had $366,346 outstanding under the March Promissory Note.

5. EXPENSE REIMBURSEMENT AGREEMENT

On March 15, 2019, the Company entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and its Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to the Company. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. Under the Expense Reimbursement Agreement, the Company will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At the Company’s election, the Company may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of December 31, 2019, amounts due under the Expense Reimbursement Agreement totaled $337,819 and has been included in the March Promissory Note (see Note 4).

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

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Business Combination

On April 10, 2019, the Company entered into a non-binding term sheet (the “Term Sheet”) for a Business Combination transaction (the “Transaction”) with 180. In connection with the Term Sheet, 180, Katexco Pharmaceuticals Corp., a British Columbia corporation (“Katexco”), CannBioRx Pharmaceuticals Corp., a British Columbia corporation (“CBR Pharma”), 180 Therapeutics L.P., a Delaware limited partnership (“180 LP” and together with Katexco and CBR Pharma, the “180 Subsidiaries” and, together with 180, the “180 Parties”) agreed to loan $400,000 to the Company to be used to fund the Company’s operating expenses, deal transaction expenses and any financing expenses for the Transaction (the “Operating Expenses”), and up to an additional $300,000 to be used by the Company in connection with any future extensions of the deadline for the Company to consummate a Business Combination (the “Extension Expenses”).

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

In connection with the Term Sheet, Tyche Capital LLC (the “Tyche”) paid $650,000 to the Sponsor to purchase $650,000 of the obligations owed to the Sponsor under the March Promissory Note (the “Tyche Note”), but Tyche waived any rights under the assigned portion of the March Promissory Note to convert the obligations under the assigned portion of the March Promissory Note into units of the post-Business Combination entity. Pursuant to the Term Sheet, Tyche also agreed to provide equity financing for the Transaction to ensure that the Company has sufficient cash at the closing of the Transaction to meet its $5,000,001 net tangible assets test. In December 2019, the $650,000 Tyche Note was transferred to 180.

On July 25, 2019, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with 180, the 180 Subsidiaries, Merger Sub, and Lawrence Pemble, in his capacity as representative of the stockholders of 180 and the stockholders of the 180 Subsidiaries (the “Stockholder Representative”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, Merger Sub will merge with and into 180, with 180 continuing as the Company’s wholly owned subsidiary at the closing (the “Closing”).

Subject to the terms and conditions of the Business Combination Agreement, at the Closing, (a) each outstanding share of 180 common stock will be converted into the right to receive a number of shares of the Company’s common stock (the “KBL Common Stock”) equal to the exchange ratio described below; (b) each outstanding share of 180 preferred stock will be converted into the right to receive a number of shares of the Company’s preferred stock on a one-for-one basis; and (c) each outstanding exchangeable share of 180 or any of the 180 Subsidiaries, as the case may be, will be converted into the right to receive a number of exchangeable shares equal to the exchange ratio described below. Each exchangeable share will be an exchangeable share in a Canadian subsidiary of the Company that will be exchangeable for KBL Common Stock.

Subject to the terms and conditions of the Business Combination Agreement, at the Closing, the Company will acquire 100% of the outstanding equity and equity equivalents of 180 (including options, warrants or other securities that have the right to acquire or convert into equity securities of the Company) in exchange for shares of KBL Common Stock (the “Transaction Shares”) valued at $175 million, subject to adjustment. Each Transaction Share will have a value equal to $10.00. The $175 million of consideration will be reduced by the amount of any liabilities of 180 in excess of $5 million at the Closing.

The 180 Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement, as an exhibit to a Current Report on Form 8-K filed with the SEC on July 26, 2019 and in the Registration Statement on Form S-4 filed by us with the SEC on November 12, 2019 and amended on February 10, 2020.

During the year ended December 31, 2019, the Company received additional loans in the aggregate amount of $1,049,825 from the 180 Parties to fund Operating Expenses and Extension Expenses. As of December 31, 2019, a total of $1,699,825 is due under the loans from the 180 Parties.

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Founder Shares Escrow

In connection with the Business Combination Agreement, the Sponsor deposited in escrow with a third-party escrow agent 1,406,250 of its Founder Shares that it acquired prior to the Company’s Initial Public Offering (the “Escrowed Shares”). The Escrowed Shares will be transferred to Tyche, less any portion used for financing for the Transaction, upon the earlier of (i) the closing of the Transaction or (ii) a Liquidation; provided, that if the Company consummates its initial Business Combination with a third party other than 180 or its affiliates, upon the consummation of such Business Combination, in addition to paying the loans described above, the Sponsor will transfer to Tyche a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial Business Combination.

Additional information on the Business Combination is available in the Company’s Form S-4 filed by us with the SEC on November 12, 2020 and amended on February 10, 2020.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2019 and 2018, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 4,458,149 and 4,098,712 shares of common stock issued and outstanding, respectively, excluding 33,618 and 10,778,788 shares of common stock subject to possible redemption, respectively.

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2019	December 31, 2018
Deferred tax asset
Organizational costs/Startup expenses	$407,368	$161,558
Total deferred tax assets	407,368	161,558
Valuation allowance	(407,368)	(161,558)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal
Current	$257,255	$413,191
Deferred	(245,810)	(107,907)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	245,810	107,907
Income tax provision	$257,255	$413,191

As of December 31, 2019, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2019 and 2018, the change in the valuation allowance was $245,810 and 107,907, respectively.

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
True-ups	(14.1)%	0.0%
Change in valuation allowance	148.1%	7.4%
Effective income tax rate	155.0%	28.4%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

9. TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

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

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$11,877,654

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

KBL MERGER CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

At December 31, 2019 there were no transfers in or out between the levels in the fair value hierarchy.

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 7, 2020	KBL MERGER CORP. IV

	By:	/s/ Marlene Krauss, M.D.
Name: Marlene Krauss, M.D. Title: Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marlene Krauss, M.D.	Chief Executive Officer and Director	April 7, 2020
Marlene Krauss, M.D.	(Principal Executive Officer and Principal Financial and Accounting Officer )

/s/ Joseph A. Williamson	Chief Operating Officer and Director	April 7, 2020
Joseph A. Williamson

/s/ George Hornig	Chairman of the Board of Directors	April 7, 2020
George Hornig

/s/ Andrew Sherman	Director	April 7, 2020
Andrew Sherman

/s/ Sherrill Neff	Director	April 7, 2020
Sherrill Neff