Form 10-Q
period 2020-03-31
KBL MERGER CORP. IV
filed 2020-05-22
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 22, 2020, there were 4,424,102 shares of the Company’s common stock issued and outstanding.

KBL MERGER CORP. IV

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash	$283,394	$546,636
Prepaid income taxes	20,326	25,633
Prepaid expenses	84,165	51,790
Total current assets	387,885	624,059

Cash and marketable securities held in Trust Account	11,979,999	11,877,654
Total Assets	$12,367,884	$12,501,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$347,173	$268,423
Convertible promissory note – related party	371,178	366,346
Due to related party	795,003	795,003
Advances due - 180	1,699,825	1,699,825
Total current liabilities	3,213,179	3,129,597

Deferred underwriting fees	4,025,000	4,025,000
Total Liabilities	7,238,179	7,154,597

Commitments

Common stock subject to possible redemption, $0.0001 par value; 12,489 and 33,618 shares as of March 31, 2020 and December 31, 2019, respectively (at approximately $10.39 and $10.33 per share)	129,698	347,106

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 4,479,278 and 4,458,149 shares issued and outstanding (excluding 12,489 and 33,618 shares subject to possible redemption, respectively) as of March 31, 2020 and December 31, 2019, respectively	448	446
Additional paid-in capital	4,147,069	3,929,663
Retained earnings	852,490	1,069,901
Total Stockholders’ Equity	5,000,007	5,000,010
Total Liabilities and Stockholders’ Equity	$12,367,884	$12,501,713

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2020	2019

General and administrative expenses	$247,592	$264,904
Loss from operations	(247,592)	(264,904)

Other income:
Interest income	35,488	592,314

(Loss) income before provision for income taxes	(212,104)	327,410
Provision from income taxes	(5,307)	(95,815)
Net (loss) income	$(217,411)	$231,595

Weighted average shares outstanding
Basic	4,458,149	4,100,138
Diluted	4,458,149	13,395,927

Net (loss) income per common share
Basic	$(0.05)	$0.06
Diluted	$(0.05)	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	4,458,149	$446	$3,929,663	$1,069,901	$5,000,010

Change in value of common stock subject to possible redemption	21,129	2	217,406	—	217,408

Net loss	—	—	—	(217,411)	(217,411)

Balance – March 31, 2020	4,479,278	$448	$4,147,069	$852,490	$5,000,007

THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,098,712	$410	$3,838,395	$1,161,201	$5,000,006

Change in value of common stock subject to possible redemption (1)	128,376	13	(231,610)	—	(231,597)

Net income	—	—	—	231,595	231,595

Balance – March 31, 2019	4,227,088	$423	$3,606,785	$1,392,796	$5,000,004

(1)	Includes the redemption of 5,128,523 shares of common stock on March 5, 2019.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(217,411)	$231,595
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(35,488)	(592,314)
Changes in operating assets and liabilities:
Prepaid income taxes	5,307	—
Prepaid expenses	(32,375)	(10,058)
Accounts payable and accrued expenses	78,750	11,076
Franchise and income taxes payable	—	52,553
Net cash used in operating activities	(201,217)	(307,148)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	—	52,829,304
Investment of cash in Trust Account	(66,857)	—
Interest income released from Trust Account to pay taxes	—	175,642
Net cash (used in) provided by investing activities	(66,857)	53,004,946

Cash Flows from Financing Activities:
Proceeds from convertible promissory note from related party	—	49,771
Advances from related party	—	45,479
Repayment of advances from related party	—	(100,000)
Proceeds from convertible promissory note	33,877	—
Repayment of convertible promissory note	(29,045)	—
Redemptions of common stock	—	(52,829,304)
Net cash provided by (used in) financing activities	4,832	(52,834,054)

Net Change in Cash	(263,242)	(136,256)
Cash – Beginning of period	546,636	270,884
Cash – Ending of period	$283,394	$134,628

Supplementary cash flow information:
Cash paid for income taxes	$—	$107,780

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(217,408)	$231,597
Conversion of advances and promissory notes to convertible promissory notes	$—	$314,509
Contribution of Initial Loan to Trust Account by Sponsor	$—	$573,433

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The Company has one subsidiary, KBL Merger Sub, Inc., a wholly owned subsidiary of the Company incorporated in Delaware on July 3, 2019 (“Merger Sub”) for the purpose of effecting the proposed acquisition of 180 Life Science Corp (see below). As of March 31, 2020, the Merger Sub had no activity.

At March 31, 2020, the Company had not yet commenced operations. All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and the proposed acquisition of 180 Life Sciences Corp. (formerly known as CannBioRx Life Sciences Corp.), a Delaware corporation (“180”) (see Note 6). The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

On June 23, 2017, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company consummated the sale of an additional 1,500,000 Units at $10.00 per Unit and the sale of an additional 52,500 Private Units at $10.00 per Private Unit, generating total gross proceeds of $15,525,000. Following the closing, an additional $15,150,000 of net proceeds ($10.10 per Unit) was placed in a trust account (“Trust Account”), resulting in $116,150,000 ($10.10 per Unit) held in the Trust Account.

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

MARCH 31, 2020

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

 The Sponsor or its designees has agreed to loan the Company $0.0225 for each Public Share that is not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a Business Combination from June 7, 2019 until April 9, 2020 (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The Loans will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of a Business Combination. The Sponsor or its designees will have the sole discretion whether to continue extending Additional Loans for additional calendar months until April 9, 2020 and if the Sponsor determines not to continue extending Additional Loans for additional calendar months, its obligation to extend Additional Loans following such determination will terminate. Through March 31, 2020, an aggregate of $713,604 was deposited into the Trust Account, of which $66,857 was deposited during the three months ended March 31, 2020.

On April 8, 2020, the Company’s stockholders approved to further extend the period of time for which the Company is required to consummate a Business Combination (the “Fourth Extension Amendment”) from April 9, 2020 to July 9, 2020 or such earlier date as determined by the Board (the “Combination Period”). The number of shares of common stock presented for redemption in connection with the Fourth Extension Amendment was 67,665. The Company paid cash in the aggregate amount of $728,884, or approximately $10.77 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Fourth Extension Amendment, cash and marketable securities held in the Trust Account decreased to $11,273,945 at April 9, 2020.

Trust Account

Following the closing of the Initial Public Offering and the Private Placement, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

Going Concern and Liquidity

As of March 31, 2020, the Company had a cash balance of approximately $283,000, which excludes interest income of approximately $408,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Through March 31, 2020, the Company has withdrawn approximately $1,156,000 of interest income from the Trust Account to pay its income and franchise taxes, of which no amounts were withdrawn during the three months ended March 31, 2020.

On March 15, 2019, the Company issued the Sponsor a promissory note (the “March Promissory Note”), pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units (see Note 4). As of March 31, 2020, there was $371,178 outstanding under the March Promissory Note. (see Note 4).

In connection with a non-binding term sheet (the “Term Sheet”) for a Business Combination transaction with 180 entered into on April 10, 2019, Tyche Capital LLC (“Tyche), a stockholder of 180, paid the Sponsor $650,000 to purchase such obligations owed to the Sponsor (the “Tyche Note”) under the March Promissory Note (see Note 6). In December 2019, the Tyche Note was transferred to 180. As of March 31, 2020, there was no outstanding balance owed under the Tyche Note.

On April 15, 2019, the Company received $400,000 in loans from the 180 Parties to fund the Operating Expenses (see Note 6). Through December 31, 2019, the Company received additional loans in the aggregate amount of $649,825 from the 180 Parties to fund Operating Expenses and Extension Expenses (see Note 6). As of March 31, 2020, there was $1,699,825 due to 180, inclusive of the $650,000 transferred to 180 from Tyche.

Through December 31, 2019, the Company received an aggregate of $1,209,512 in advances from the Sponsor to fund working capital needs. An aggregate of $314,509 of such advances were converted into loans during the year ended December 31, 2019 (see Note 4). As of March 31, 2020, there was $795,003 of advances outstanding.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

The liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through July 9, 2020 (approved extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on April 7, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

Cash and marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, assets held in the Trust Account were comprised of $11,979,999 and $11,877,654, respectively, in money market funds which are invested in U.S. Treasury Securities.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 12,489 and 33,618 shares of common stock subject to possible redemption at March 31, 2020 and December 31, 2019, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $457,000 and $407,000, respectively, which had a full valuation allowance recorded against it of approximately $457,000 and $407,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of approximately $5,000 and $96,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was approximately 3% and 29%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Net (loss) income per common share

Net (loss) income per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at March 31, 2020 and 2019 have been excluded from the calculation of basic (loss) income per share for the three months ended March 31, 2020 and 2019 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Related Party Advances

As of December 31, 2019, the Sponsor advanced an aggregate of $1,209,512 to fund working capital purposes and Business Combination expenses, of which $840,482 was advanced during the year ended December 31, 2019. During the year ended December 31, 2019, the Company repaid an aggregate amount of $100,000 of such advances and an aggregate amount of $314,509 was converted into loans under the March Promissory Note described below. As of March 31, 2020 and December 31, 2019, advances of $795,003 were outstanding.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2020 and 2019, the Company incurred $30,000 of administrative service fees. As of March 31, 2020 and December 31, 2019, an aggregate of $286,000 is payable. As of March 31, 2020 and December 31, 2019, $286,000 of the amounts due for such fees are included as loans under the March Promissory Note described below and included in the convertible promissory note related party in the accompanying condensed consolidated balance sheets.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Convertible Promissory Note

On March 15, 2019, the Company issued the Sponsor the March Promissory Note, pursuant to which outstanding advances in the aggregate amount of $314,509 were converted into loans under the March Promissory Note and including the $573,433 Initial Loan from the Sponsor. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. Through March 31, 2020, the Sponsor advanced the Company $371,696 under the Expense Reimbursement Agreement (as defined in Note 5), of which $33,877 was advanced during the three months ended March 31, 2020. Through March 31, 2020, the Company repaid $238,460 of the March Promissory Note, of which $29,045 was repaid during the three months ended March 31, 2020.

In connection with the Term Sheet entered into on April 10, 2019, Tyche paid the Sponsor $650,000 to purchase such obligations owed to the Sponsor under the March Promissory Note (see Note 6). In December 2019, the Tyche Note was transferred to 180.

As of March 31, 2020 and December 31, 2019, there was $371,178 and $366,346, respectively, outstanding under the March Promissory Note and no amounts outstanding under the Tyche Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 31, 2020 and December 31, 2019, the Company had $371,178 and $366,346, respectively, outstanding under the March Promissory Note.

5. EXPENSE REIMBURSEMENT AGREEMENT

On March 15, 2019, the Company entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and its Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to the Company. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. Under the Expense Reimbursement Agreement, the Company will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At the Company’s election, the Company may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of March 31, 2020 and December 31, 2019, amounts due under the Expense Reimbursement Agreement totaled $371,696 and $337,819, respectively, and has been included in the March Promissory Note (see Note 4).

6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

During the year ended December 31, 2019, the Company received additional loans in the aggregate amount of $1,049,825 from the 180 Parties to fund Operating Expenses and Extension Expenses. As of March 31, 2020 and December 31, 2019, a total of $1,699,825 is due under the loans from the 180 Parties.

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

Additional information on the Business Combination is available in the Company’s Form S-4 filed by us with the SEC on November 12, 2019 and amended on February 10, 2020.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 4,479,278 and 4,458,149 shares of common stock issued and outstanding, respectively, excluding 12,489 and 33,618 shares of common stock subject to possible redemption, respectively.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$11,979,999	$11,877,654

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

At March 31, 2020 and December 31, 2019 there were no transfers in or out between the levels in the fair value hierarchy.

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 8, 2020, the Company’s stockholders approved to further extend the period of time for which the Company is required to consummate a Business Combination from April 9, 2020 to July 9, 2020 or such earlier date as determined by the Board (the “Fourth Extension Amendment”). The number of shares of common stock presented for redemption in connection with the Fourth Extension Amendment was 67,665. The Company paid cash in the aggregate amount of $728,884, or approximately $10.77 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Fourth Extension Amendment, cash and marketable securities held in the Trust Account decreased to $11,273,945 at April 9, 2020.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On March 15, 2019, we issued the Sponsor the March Promissory Note, pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) our liquidation. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the units issued in the private placement concurrently with the Initial Public Offering the Private Units. As of March 31, 2020, there was $371,178 outstanding under the March Promissory Note.

On March 15, 2019, we entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and our Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of March 31, 2020, amounts due under the Expense Reimbursement Agreement totaled $371,696 and has been included in the March Promissory Note discussed above.

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

In connection with the entry into Business Combination Agreement, the Sponsor deposited in escrow with a third-party escrow agent the Escrowed Shares. The Escrowed Shares will be transferred to Tyche upon the earlier of (i) the Closing or (ii) a liquidation; provided, that if we consummate our initial Business Combination with a third party other than 180 or its affiliates, upon the consummation of such Business Combination, in addition to paying certain loans, the Sponsor will transfer to Tyche a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial Business Combination.

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

On December 6, 2019, our stockholders approved to extend the period of time for which we are required to consummate a Business Combination until April 9, 2020 or such earlier date as determined by our board of directors (the “Third Extension Amendment”, and, together with the First Extension Amendment and the Second Extension Amendment, the “Extension Amendments”, and such later date, the “Third Combination Period”). The number of shares of common stock presented for redemption in connection with the Third Extension Amendment was 3,676,448. We paid cash in the aggregate amount of $39,121,812, or approximately $10.64 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Third Extension Amendment, cash and marketable securities held in the Trust Account decreased to $11,857,136. As of March 31, 2020, an aggregate of $713,604 was deposited into the Trust Account.

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

On April 8, 2020, our stockholders approved to further extend the period of time for which we are required to consummate a Business Combination until July 9, 2020 or such earlier date as determined by the Board (the “Fourth Extension Amendment”). The number of shares of common stock presented for redemption in connection with the Fourth Extension Amendment was 67,665. We paid cash in the aggregate amount of $728,884, or approximately $10.77 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Fourth Extension Amendment, cash and marketable securities held in the Trust Account decreased to $11,273,945 at April 9, 2020.

During the year ended December 31, 2019, we received additional loans in the aggregate amount of $1,699,825 from the 180 Parties to be used by us to fund our operating expenses, deal transaction expenses and any financing expenses for the Transaction (the “Operating Expenses”) and any future extensions of the deadline for us to consummate a Business Combination (the “Extension Expenses”). As of March 31, 2020, a total of $1,699,825 is due under the loans from the 180 Parties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on June 7, 2017, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account and are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had a net loss of $217,411, which consists of operating costs of $247,592 and a provision for income taxes of $5,307, offset by interest income on marketable securities held in the Trust Account of $35,488.

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

As of March 31, 2020, we had cash and marketable securities held in the Trust Account of $11,979,999. Interest income earned on the balance in the Trust Account, amounting to approximately $408,000 as of March 31, 2020, may be available to us to pay taxes. Through March 31, 2020, we have withdrawn approximately $1,156,000 of interest income from the Trust Account to pay our income and franchise taxes, of which no amounts were withdrawn during the three months ended March 31, 2020.

As of March 31, 2020, we had cash of $283,394 held outside the Trust Account, which is available for use by us to finance the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of March 31, 2020, we had accounts payable and accrued expenses of $347,173.

For the three months ended March 31, 2020, cash used in operating activities amounted to $201,217. Net loss of $217,411 was affected by interest earned on marketable securities held in the Trust Account of $35,488 and changes in our operating assets and liabilities, which provided cash of $51,682.

For the three months ended March 31, 2019, cash used in operating activities amounted to $307,148. Net income of $231,595 was offset by interest earned on marketable securities held in the Trust Account of $592,314 and changes in our operating assets and liabilities, which provided cash of $53,571.

On March 15, 2019, we entered into the Expense Reimbursement Agreement with our Sponsor and KBL Management in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of March 31, 2020, amounts due under the Expense Reimbursement Agreement totaled $371,178 and has been included in the March Promissory Note discussed below.

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

We have until July 9, 2020 to complete an initial Business Combination. If we are unable to complete a Business Combination by July 9, 2020, since we have executed a definitive agreement for a Business Combination by July 9, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We intend to seek stockholder approval for an extension of the time period for us to complete the Business Combination.

Going Concern and Liquidity

As of March 31, 2020, we had a cash balance of approximately $283,000, which excludes interest income of approximately $408,000 our investments in the Trust Account which is available to us for tax obligations. Through March 31, 2020, we have withdrawn approximately $1,156,000 of interest income from the Trust Account to pay our income and franchise taxes, of which no amounts were withdrawn during the three months ended March 31, 2020.

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

On March 15, 2019, we issued the Sponsor the March Promissory Note, pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) our liquidation. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 31, 2020, there was $371,178 outstanding under the March Promissory Note.

In connection with the Term Sheet, Tyche paid $650,000 to the Sponsor, to purchase $650,000 of the obligations owed to the Sponsor under the March Promissory Note (the “Tyche Note”), but Tyche waived any rights under the assigned portion of the March Promissory Note to convert the obligations under the assigned portion of the March Promissory Note into units of the post- Business Combination entity. In the Term Sheet, Tyche also agreed to provide equity financing for the Transaction to ensure that we have sufficient cash at the closing of the Transaction to meet our $5,000,001 net tangible assets test. In December 2019, the $650,000 Tyche Note was transferred to 180.

On April 15, 2019, we received $400,000 in loans from the 180 Parties to fund our Operating Expenses. During the year ended December 31, 2019, we received additional loans in the aggregate amount of $649,825 from the 180 Parties to fund Operating Expenses and Extension Expenses. As of March 31, 2020 and December 31, 2019, a total of $1,699,825 is due under the loans from the 180 Parties.

As of December 31, 2019, we received advances amounting to $1,209,512 from the Sponsor to fund working capital purposes and Business Combination expenses. During the year ended December 31, 2019, we repaid an aggregate amount of $100,000 of such advances and an aggregate amount of $314,509 was converted into loans under the March Promissory Note. As of March 31, 2020 and December 31, 2019, advances of $795,003 were outstanding.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about our ability to continue as a going concern through July 9, 2020, the scheduled liquidation date.

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

We have an agreement to pay the underwriters a deferred fee of up to $4,025,000 until the completion of the initial Business Combination (the “Deferred Fee”). The Deferred Fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 12,489 and 33,618 shares of common stock subject to possible redemption at March 31, 2020 and December 31, 2019, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

KBL MERGER CORP. IV

Date: May 22, 2020		/s/ Marlene Krauss
	Name:	Marlene Krauss
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)