Form 10-Q
period 2020-06-30
KBL MERGER CORP. IV
filed 2020-08-20
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 19, 2020, there were 5,474,102 shares of the Company’s common stock issued and outstanding.

KBL MERGER CORP. IV

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash	$257,601	$546,636
Restricted cash	787,865	—
Prepaid income taxes	21,806	25,633
Prepaid expenses	118,645	51,790
Total current assets	1,185,917	624,059

Other assets	163,797	—
Marketable securities held in Trust Account	11,276,350	11,877,654
Total Assets	$12,626,064	$12,501,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$339,497	$268,423
March promissory note – related party	337,301	366,346
Due to related party	795,003	795,003
Advances due - 180	1,379,815	1,699,825
Convertible promissory notes, net of debt discount	431,745	—
Derivative liability	214,188	—
Total current liabilities	3,497,549	3,129,597

Deferred underwriting fees	—	4,025,000
Total Liabilities	3,497,549	7,154,597

Commitments

Common stock subject to possible redemption, $0.0001 par value; 396,781 and 33,618 shares as of June 30, 2020 and December 31, 2019, respectively (at approximately $10.41 and $10.33 per share)	4,128,507	347,106

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 5,077,321 and 4,458,149 shares issued and outstanding (excluding 396,781 and 33,618 shares subject to possible redemption, respectively) as of June 30, 2020 and December 31, 2019, respectively	508	446
Additional paid-in capital	6,458,398	3,929,663
(Accumulated deficit)/Retained earnings	(1,458,898)	1,069,901
Total Stockholders’ Equity	5,000,008	5,000,010
Total Liabilities and Stockholders’ Equity	$12,626,064	$12,501,713

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

General and administrative expenses	$388,039	$296,377	$635,631	$561,281
Loss from operations	(388,039)	(296,377)	(635,631)	(561,281)

Other (expense) income:
Interest expense	(270,257)	—	(270,257)	—
Loss on issuance of convertible promissory note	(1,657,522)	—	(1,657,522)	—
Interest income	2,950	355,970	38,438	948,284
Other (expense) income, net	(1,924,829)	355,970	(1,889,341)	948,284

(Loss) income before income taxes	(2,312,868)	59,593	(2,524,972)	387,003
Benefit (provision) from income taxes	1,480	(70,423)	(3,827)	(166,238)
Net (loss) income	$(2,311,388)	$(10,830)	$(2,528,799)	$220,765

Weighted average shares outstanding
Basic	4,479,278	4,227,492	4,468,714	4,164,169
Diluted	4,479,278	4,227,492	4,468,714	11,169,370

Net (loss) income per common share
Basic	$(0.52)	$(0.00)	$(0.57)	$0.05
Diluted	$(0.52)	$(0.00)	$(0.57)	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	4,458,149	$446	$3,929,663	$1,069,901	$5,000,010

Change in value of common stock subject to possible redemption	21,129	2	217,406	—	217,408

Net loss	—	—	—	(217,411)	(217,411)

Balance – March 31, 2020	4,479,278	448	4,147,069	852,490	5,000,007

Change in value of common stock subject to possible redemption (1)	(451,957)	(45)	(4,727,648)	—	(4,727,693)

Issuance of commitment shares and leak-out shares and beneficial conversion feature in connection with convertible promissory notes	1,050,000	105	3,013,997	—	3,014,082

Waiver of deferred underwriting fee	—	—	4,025,000	—	4,025,000

Net loss	—	—	—	(2,311,388)	(2,311,388)

Balance – June 30, 2020	5,077,321	$508	$6,458,398	$(1,458,898)	$5,000,008

(1)	Includes the redemption of 67,665 shares of common stock on April 8, 2020.

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,098,712	$410	$3,838,395	$1,161,201	$5,000,006

Change in value of common stock subject to possible redemption (1)	128,376	13	(231,610)	—	(231,597)

Net income	—	—	—	231,595	231,595

Balance – March 31, 2019	4,227,088	423	3,606,785	1,392,796	5,000,004

Change in value of common stock subject to possible redemption (1)	37,203	3	10,830	—	10,833

Net loss	—	—	—	(10,830)	(10,830)

Balance – June 30, 2019	4,227,088	$423	$3,606,785	$1,392,796	$5,000,004

(1)	Includes the redemption of 5,128,523 shares of common stock on March 5, 2019 and 1,580,762 shares of common stock on June 5, 2019.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(2,528,799)	$220,765
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(38,438)	(948,284)
Amortization on debt discount	252,493	—
Loss on issuance of convertible promissory notes	1,657,522	—
Changes in operating assets and liabilities:
Prepaid income taxes	3,827	(60,357)
Prepaid expenses	(66,855)	(38,190)
Other asset	(163,797)	—
Accounts payable and accrued expenses	71,074	(35,602)
Franchise and income taxes payable	—	(82,317)
Net cash and restricted cash used in operating activities	(812,973)	(943,985)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	728,884	69,305,537
Investment of cash in Trust Account	(89,142)	—
Interest income released from Trust Account to pay taxes	—	353,814
Net cash and restricted cash provided by investing activities	639,742	69,659,351

Cash Flows from Financing Activities:
Proceeds from convertible promissory note from related party	—	164,101
Advances from related party	—	45,479
Repayment of advances from related party	—	(100,000)
Proceeds from promissory note – CannBioRx	9,990	400,000
Repayment of promissory note - CannBioRx	(330,000)	—
Proceeds from convertible promissory note – related party	33,877	—
Repayment of convertible promissory note – related party	(62,922)	(80,000)
Proceeds from convertible promissory notes	1,750,000	—
Redemptions of common stock	(728,884)	(69,305,537)
Net cash and restricted cash provided by (used in) financing activities	672,061	(68,875,957)

Net Change in Cash and Restricted Cash	498,830	(160,591)
Cash and Restricted Cash – Beginning of period	546,636	270,884
Cash and Restricted Cash – Ending of period	$1,045,466	$110,293

Supplementary cash flow information:
Cash paid for income taxes	$—	$241,050

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$4,510,285	$220,764
Conversion of advances and promissory notes to convertible promissory notes	$—	$314,509
Transfer of convertible notes owed to the Sponsor to promissory note owed to Target Shareholder	$—	$650,000
Contribution of Initial Loan to Trust Account by Sponsor	$—	$573,433
Waiver of deferred underwriting fee	$4,025,000	$—
Initial classification of debt discount in connection with issuance of convertible promissory note	$3,208,527	$—
Initial classification of derivative liability in connection with issuance of convertible promissory note	$214,188	$—

Original issue discount in connection with issuance of convertible promissory note	$194,445	—
Initial classification of debt discount and issuance of commitment shares and leak-out shares in connection with convertible promissory note	$3,014,082	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The Company has one subsidiary, KBL Merger Sub, Inc., a wholly owned subsidiary of the Company incorporated in Delaware on July 3, 2019 (“Merger Sub”) for the purpose of effecting the proposed acquisition of 180 Life Science Corp (see below). As of June 30, 2020, the Merger Sub had no activity.

At June 30, 2020, the Company had not yet commenced operations. All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and the proposed acquisition of 180 Life Sciences Corp. (formerly known as CannBioRx Life Sciences Corp.), a Delaware corporation (“180”) (see Note 6). The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

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

 The Sponsor or its designees has agreed to loan the Company $0.0225 for each Public Share that is not redeemed for each calendar month commencing on June 7, 2019, and on the 7th day of each subsequent month, or portion thereof, that is needed by the Company to complete a Business Combination from June 7, 2019 until April 9, 2020 (the “Additional Loans” and, collectively with the Initial Loan, the “Loans”). The Loans will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of a Business Combination. The Sponsor or its designees will have the sole discretion whether to continue extending Additional Loans for additional calendar months until April 9, 2020 and if the Sponsor determines not to continue extending Additional Loans for additional calendar months, its obligation to extend Additional Loans following such determination will terminate. Through June 30, 2020, an aggregate of $735,889 was deposited into the Trust Account, of which $89,142 was deposited during the six months ended June 30, 2020.

On April 8, 2020, the Company’s stockholders approved to further extend the period of time for which the Company is required to consummate a Business Combination (the “Fourth Extension Amendment”) from April 9, 2020 to July 9, 2020 or such earlier date as determined by the Board. The number of shares of common stock presented for redemption in connection with the Fourth Extension Amendment was 67,665. The Company paid cash in the aggregate amount of $728,884, or approximately $10.77 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Fourth Extension Amendment, cash and marketable securities held in the Trust Account decreased to $11,273,945 at April 9, 2020.

The Company agreed to deposit $0.05217 for each Public Share that is not redeemed for each calendar month commencing on April 9, 2020 that is needed by the Company to complete a Business Combination from April 9, 2020 through June 9, 2020. In July 2020, the Company deposited an aggregate of $163,797 into the Trust Account.

On July 9, 2020, the Company’s stockholders approved to further extend the period of time for which the Company is required to consummate a Business Combination (the “Fifth Extension Amendment”) from July 9, 2020 to November 9, 2020 or such earlier date as determined by the Board (the “Combination Period”). The number of shares of common stock presented for redemption in connection with the Fifth Extension Amendment was 106,186. The Company paid cash in the aggregate amount of $1,160,695, or approximately $10.93 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Fifth Extension Amendment, cash and marketable securities held in the Trust Account decreased to $10,279,476 at July 9, 2020.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

Going Concern and Liquidity

As of June 30, 2020, the Company had a cash balance of approximately $258,000, which excludes interest income of approximately $386,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Through June 30, 2020, the Company has withdrawn approximately $1,156,000 of interest income from the Trust Account to pay its income and franchise taxes, of which no amounts were withdrawn during the six months ended June 30, 2020.

On March 15, 2019, the Company issued the Sponsor a promissory note (the “March Promissory Note”), pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units (see Note 4). As of June 30, 2020, there was $337,301 outstanding under the March Promissory Note (see Note 4).

In connection with a non-binding term sheet (the “Term Sheet”) for a Business Combination transaction with 180 entered into on April 10, 2019, Tyche Capital LLC (“Tyche), a stockholder of 180, paid the Sponsor $650,000 to purchase such obligations owed to the Sponsor (the “Tyche Note”) under the March Promissory Note (see Note 6). In December 2019, the Tyche Note was transferred to 180. As of June 30, 2020, there was no outstanding balance owed under the Tyche Note.

On April 15, 2019, the Company received $400,000 in loans from the 180 Parties to fund the Operating Expenses (see Note 6). Through December 31, 2019, the Company received additional loans in the aggregate amount of $649,825 from the 180 Parties to fund Operating Expenses and Extension Expenses (see Note 6). As of June 30, 2020, there was $1,379,815 due to 180, inclusive of the $650,000 transferred to 180 from Tyche.

Through December 31, 2019, the Company received an aggregate of $1,209,512 in advances from the Sponsor to fund working capital needs. An aggregate of $314,509 of such advances were converted into loans during the year ended December 31, 2019 (see Note 4). As of June 30, 2020, there was $795,003 of advances outstanding.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

The liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through November 9, 2020 (approved extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on April 7, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Cash and Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, assets held in the Trust Account were comprised of $11,276,350 and $11,877,654, respectively, in money market funds which are invested in U.S. Treasury Securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 396,781 and 33,618 shares of common stock subject to possible redemption at June 30, 2020 and December 31, 2019, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $537,000 and $407,000, respectively, which had a full valuation allowance recorded against it of approximately $537,000 and $407,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020, the Company recorded income tax benefit (expense) of approximately $1,500 and $(3,800), respectively, primarily related to interest income earned on the Trust Account. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $70,000 and $166,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2020 was approximately 0.1% and 0.2%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible, as well as permanent differences due to the non-cash interest and the non-cash loss on the issuance of the convertible promissory notes. The Company’s effective tax rate for the three and six months ended June 30, 2019 was approximately 118% and 43%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2020 and 2019 have been excluded from the calculation of basic (loss) income per share for the three and six months ended June 30, 2020 and 2019 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

Derivative Liabilities

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability and the change in fair value is recorded in other (expense) income, net in the consolidated statements of operations. In circumstances where there are multiple embedded instruments that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption and are classified in interest expense in the condensed consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

JUNE 30, 2020

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

In connection with the Business Combination Agreement, as fully described in Note 8, the Sponsor deposited in escrow with a third-party escrow agent 1,406,250 of its Founder Shares that it acquired prior to the Company's Initial Public Offering (the “Escrowed Shares”). See Note 8.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Related Party Advances

As of December 31, 2019, the Sponsor advanced an aggregate of $1,209,512 to fund working capital purposes and Business Combination expenses, of which $840,482 was advanced during the year ended December 31, 2019. During the year ended December 31, 2019, the Company repaid an aggregate amount of $100,000 of such advances and an aggregate amount of $314,509 was converted into loans under the March Promissory Note described below. As of June 30, 2020 and December 31, 2019, advances of $795,003 were outstanding.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the each of the three months ended June 30, 2020 and 2019, the Company incurred $30,000 of administrative service fees and for each of the six months ended June 30, 2020 and 2019, the Company incurred $60,000 of administrative service fees. As of June 30, 2020 and December 31, 2019, an aggregate of $276,000 and $286,000, respectively, is payable. As of June 30, 2020 and December 31, 2019, $286,000 of the amounts due for such fees are included as loans under the March Promissory Note described below and included in the convertible promissory note related party in the accompanying condensed consolidated balance sheets.

Convertible Promissory Note

On March 15, 2019, the Company issued the Sponsor the March Promissory Note, pursuant to which outstanding advances in the aggregate amount of $314,509 were converted into loans under the March Promissory Note and including the $573,433 Initial Loan from the Sponsor. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. Through June 30, 2020, the Sponsor advanced the Company $371,696 under the Expense Reimbursement Agreement (as defined in Note 5), of which $33,877 was advanced during the six months ended June 30, 2020. Through June 30, 2020, the Company repaid $272,337 of the March Promissory Note, of which $62,922 was repaid during the six months ended June 30, 2020.

In connection with the Term Sheet entered into on April 10, 2019, Tyche paid the Sponsor $650,000 to purchase such obligations owed to the Sponsor under the March Promissory Note (see Note 8). In December 2019, the Tyche Note was transferred to 180.

As of June 30, 2020 and December 31, 2019, there was $337,301 and $366,346, respectively, outstanding under the March Promissory Note and no amounts outstanding under the Tyche Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2020 and December 31, 2019, the Company had $337,301 and $366,346, respectively, outstanding under the March Promissory Note.

5. EXPENSE REIMBURSEMENT AGREEMENT

On March 15, 2019, the Company entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and its Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to the Company. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. Under the Expense Reimbursement Agreement, the Company will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At the Company’s election, the Company may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of June 30, 2020 and December 31, 2019, amounts due under the Expense Reimbursement Agreement totaled $337,301 and $337,819, respectively, and has been included in the March Promissory Note (see Note 4).

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

6. DOMINION CONVERTIBLE PROMISSORY NOTES

On June 12, 2020 (the “Issue Date”), the Company entered into a $1,666,667 10% Secured Convertible Promissory Note and $138,889 10% Senior Secured Convertible Extension Promissory Note (together the “Dominion Convertible Notes”) with Dominion Capital LLC (the “Holder”), which was issued to the Holder in conjunction with 400,000 shares of common stock (the “Dominion Commitment Shares”). In conjunction with the SPA, the Company entered into a series of Leak Out Agreements in which certain parities agreed that they would not sell, dispose or otherwise transfer, in aggregate more than 5% of the composite daily trading volume of the common stock of the Company. Pursuant to the Leak-Out Agreement between the Company and Caravel CAD Fund Ltd., the Company issued 404,245 restricted shares of common stock (“Leak-Out Shares”).

The Company received $1,625,000 in cash from the Holder with the remainder retained by the Holder for the Original Issue Discount of $180,556. The Company incurred $90,072 in third-party fees directly attributed to the issuance of the Dominion Convertible Notes, debt discount related to the Dominion Commitment Shares and Leak-Out Shares pursuant to the transaction of $980,807 and a beneficial conversion feature of $358,899. The beneficial conversion feature of $358,899 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the Dominion Notes and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. The Company agreed to pay the principal amount, together with guaranteed interest at the annual rate of 10% (unless the Company defaults, which increases the interest rate to 15%), with principal and accrued interest on the Dominion Convertible Notes due and payable on February 11, 2021 (the “Maturity Date”), unless converted under terms and provisions as set forth within the Dominion Convertible Notes. The Dominion Convertible Notes provide the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $5.28 per share. The Dominion Convertible Notes require the Company to reserve at least 868,056 and 114,584 shares of common stock from its authorized and unissued common stock to provide for all issuances of common stock under the 10% Secured Convertible Promissory Note and 10% Senior Secured Convertible Extension Promissory Note, respectively. However, the Dominion Convertible Notes provide that the aggregate number shares of common stock issued to the Holder under the Dominion Convertible Notes shall not exceed 4.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance (the “the Beneficial Ownership Limitation”). The Holder, upon not less than sixty-one (61) days’ prior notice to the Company, may increase or decrease the Beneficial Ownership Limitation; provided, that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Dominion Convertible Notes held by the Holder.

On the 10th day following the Company consummating any public or private offering of any securities or other financing or capital-raising transaction of any kind (each a “Subsequent Offering”) on any date other than the Maturity Date, the Company shall, subject to the Holder’s conversion rights set forth herein, pay to the Holder in cash an amount equal to the Mandatory Prepayment Amount but in no event greater than fifty percent (50%) of the gross proceeds from the Subsequent Offering.

The Company shall pay a late fee (the “Late Fees”) on any amount required to be paid under any transaction document and not paid when due, at a rate equal to the lesser of an additional 10% percent of such amount or the maximum rate permitted by applicable law which shall be due and owing daily from the date such amount is due hereunder through the date of actual payment in full of such amount in cash.

Immediately on and after the occurrence of any Event of Default, without need for notice or demand all of which are waived, interest on this Note shall accrue and be owed daily at an increased interest rate equal to the lesser of two percent (2.0%) per month (twenty-four percent (24.0%) per annum) or the maximum rate permitted under applicable law. In addition, in any Event of Default, the Company must pay a mandatory default amount equal to one hundred thirty percent (130%) of the sum of the outstanding principal amount of the Dominion Convertible Notes at such time and all accrued interest unpaid at such time (including any Minimum Interest Amount remaining outstanding on such principal amount as of such time) and (b) all other amounts, costs, fees (including Late Fees), expenses, indemnification and liquidated and other damages and other amounts due to the Holder or any other party in respect of the Dominion Convertible Notes.

The Dominion Convertible Notes also contain a provision whereby the Holder is due a minimum interest amount or make whole amount meaning on any date and with respect to any principal amount owing under the Dominion Convertible Notes, the difference between (a) 10% of such principal amount, representing a full year of interest payments hereunder and (b) any payment of interest made prior to such date with respect to such principal amount. To be free from doubt, the minimum interest amount is only applicable for the initial 12 month period from the Issue Date.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

The Company assessed each of the above provisions in the Dominion Convertible Notes under ASC Topic 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. The following are the key assumptions that were used in connection with the valuation of the derivative identified during the period ending June 30, 2020:

Fair market value of stock	$11.02
Exercise price	$5.28
Volatility	255%
Risk-free interest rate	0.18%
Derivative life (years)	0.62

The total derivative liability associated with these notes was $105,709 at June 30, 2020.

Principal of $1,805,556 remained outstanding as of June 30, 2020. Interest expense and amortization of debt discount, associated with the Dominion Convertible Notes during the three and six months ended June 30, 2020 amounted to $135,497, respectively. The unamortized discount related to the Dominion Convertible Notes was $1,096,458 at June 30, 2020.

7. KINGSBROOK CONVERTIBLE PROMISSORY NOTES

On June 12, 2020 (the “Issue Date”), the Company entered into a $1,657,522 10% Secured Convertible Promissory Note and $138,889 10% Senior Secured Convertible Extension Promissory Note (together the “Kingsbrook Convertible Notes”) with Kingsbrook Opportunities Master Fund LP (the “Holder”), which was issued to the Holder in conjunction with 250,000 shares of common stock (the “Kingsbrook Commitment Shares”).

The Company received $125,000 in cash from the Holder with the remainder retained by the Holder for the Original Issue Discount of $13,889. The Company incurred $6,929 in third-party fees directly attributed to the issuance of the Kingsbrook Convertible Notes, debt discount related to the Kingsbrook Commitment Shares pursuant to the transaction of $25 and a beneficial conversion feature of $1,577,350. The beneficial conversion feature of $1,577,350 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the Kingsbrook Notes and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. The Company recognized a $1,657,522 loss in earnings pursuant to the transaction. This amount was calculated as the excess of fair value of the liabilities recognized over the proceeds received of $1,657,522. The Company agreed to pay the principal amount, together with guaranteed interest at the annual rate of 10% (unless the Company defaults, which increases the interest rate to 15%), with principal and accrued interest on the Kingsbrook Convertible Notes due and payable on February 11, 2021 (the “Maturity Date”), unless converted under terms and provisions as set forth within the Kingsbrook Convertible Notes. The Kingsbrook Convertible Notes provide the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $5.28 per share. The Kingsbrook Convertible Notes require the Company to reserve at least 1,823,275 and 114,584 shares of common stock from its authorized and unissued common stock to provide for all issuances of common stock under the 10% Secured Convertible Promissory Note and 10% Senior Secured Convertible Extension Promissory Note, respectively. However, the Kingsbrook Convertible Notes provide that the aggregate number shares of common stock issued to the Holder under the Kingsbrook Convertible Notes shall not exceed 4.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance (the “the Beneficial Ownership Limitation”). The Holder, upon not less than sixty-one (61) days’ prior notice to the Company, may increase or decrease the Beneficial Ownership Limitation; provided, that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Kingsbrook Convertible Notes held by the Holder.

On the 10th day following the Company consummating any public or private offering of any securities or other financing or capital-raising transaction of any kind (each a “Subsequent Offering”) on any date other than the Maturity Date, the Company shall, subject to the Holder’s conversion rights set forth herein, pay to the Holder in cash an amount equal to the Mandatory Prepayment Amount but in no event greater than fifty percent (50%) of the gross proceeds from the Subsequent Offering.

Immediately on and after the occurrence of any Event of Default, without need for notice or demand all of which are waived, interest on this Note shall accrue and be owed daily at an increased interest rate equal to the lesser of two percent (2.0%) per month (twenty-four percent (24.0%) per annum) or the maximum rate permitted under applicable law. In addition, in any Event of Default, the Company must pay a mandatory default amount equal to one hundred thirty percent (130%) of the sum of the outstanding principal amount of the Kingsbrook Convertible Notes at such time and all accrued interest unpaid at such time (including any Minimum Interest Amount remaining outstanding on such principal amount as of such time) and (b) all other amounts, costs, fees (including Late Fees), expenses, indemnification and liquidated and other damages and other amounts due to the Holder or any other party in respect of the Kingsbrook Convertible Notes.

The Kingsbrook Convertible Notes also contain a provision whereby the Holder is due a minimum interest amount or make whole amount meaning on any date and with respect to any principal amount owing under the Kingsbrook Convertible Notes, the difference between (a) 10% of such principal amount, representing a full year of interest payments hereunder and (b) any payment of interest made prior to such date with respect to such principal amount. To be free from doubt, the minimum interest amount is only applicable for the initial 12 month period from the Issue Date.

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

The Company assessed each of the above provisions in the Kingsbrook Convertible Notes under ASC Topic 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. The following are the key assumptions that were used in connection with the valuation of the derivative identified during the period ending June 30, 2020:

Fair market value of stock	$11.02
Exercise price	$5.28
Volatility	255%
Risk-free interest rate	0.18%
Derivative life (years)	0.62

The total derivative liability associated with these notes was $108,479 at June 30, 2020.

Principal of $1,796,411 remained outstanding as of June 30, 2020. Interest expense and amortization of debt discount, associated with the Kingsbrook Convertible Notes during the three and six months ended June 30, 2020 amounted to $134,760, respectively. The unamortized discount related to the Kingsbrook Convertible Notes was $1,580,772 at June 30, 2020.

8. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the closing of the Initial Public Offering and the over-allotment option, the underwriters were paid a cash underwriting discount of $2,875,000. In addition, the underwriters deferred their fee of up to $4,025,000 until the completion of the initial Business Combination (the “Deferred Fee”). In June 2020, the underwriters waived their right to receive the $4,025,000 deferred fee which had been held in the Trust Account. The Company recorded the waiver of the Deferred Fee as a credit to additional paid in capital in the accompanying statement of stockholders’ equity.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

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

During the year ended December 31, 2019, the Company received additional advances in the aggregate amount of $1,049,825 from the 180 Parties to fund Operating Expenses and Extension Expenses. During the six months ended June 30, 2020, the Company received additional advances in the aggregate amount of $9,990 and repaid advacnes in the amount of $330,000. As of June 30, 2020 and December 31, 2019, a total of $1,379,815 and $1,699,825, respectively, is due under the advances from the 180 Parties.

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Additional information on the Business Combination is available in the Company’s Form S-4 filed by us with the SEC on November 12, 2019 and amended on February 10, 2020.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 5,077,321 and 4,458,149 shares of common stock issued and outstanding, respectively, excluding 396,781 and 33,618 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$11,276,350	$11,877,654
Derivative liability	3	$214,188	$—

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

KBL MERGER CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liability. Level 3 financial liabilities consisted of the derivative liability for which the determination of fair value required significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

At June 30, 2020 and December 31, 2019 there were no transfers in or out between the levels in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for the derivative liability measured using significant unobservable inputs (Level 3):

(in millions)
Balance – January 1, 2020	$-
Initial classification of derivative liability	214,188
Balance – June 30, 2020	$214,188

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 9, 2020, the Company’s stockholders approved to further extend the period of time for which the Company is required to consummate a Business Combination (the “Fifth Extension Amendment”) from July 9, 2020 to November 9, 2020 or such earlier date as determined by the Board (the “Combination Period”). The number of shares of common stock presented for redemption in connection with the Fifth Extension Amendment was 106,186. The Company paid cash in the aggregate amount of $1,160,695, or approximately $10.93 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Fifth Extension Amendment, cash and marketable securities held in the Trust Account decreased to $10,279,476 at July 9, 2020.

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

On March 15, 2019, we issued the Sponsor the March Promissory Note, pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) our liquidation. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the units issued in the private placement concurrently with the Initial Public Offering the Private Units. As of June 30, 2020, there was $337,301 outstanding under the March Promissory Note.

On March 15, 2019, we entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and our Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of June 30, 2020, amounts due under the Expense Reimbursement Agreement totaled $337,301 and has been included in the March Promissory Note discussed above.

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

On December 6, 2019, our stockholders approved to extend the period of time for which we are required to consummate a Business Combination until April 9, 2020 or such earlier date as determined by our board of directors (the “Third Extension Amendment”, and, together with the First Extension Amendment and the Second Extension Amendment, the “Extension Amendments”, and such later date, the “Third Combination Period”). The number of shares of common stock presented for redemption in connection with the Third Extension Amendment was 3,676,448. We paid cash in the aggregate amount of $39,121,812, or approximately $10.64 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Third Extension Amendment, cash and marketable securities held in the Trust Account decreased to $11,857,136. As of June 30, 2020, an aggregate of $713,604 was deposited into the Trust Account.

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

On July 9, 2020, our stockholders approved to further extend the period of time for which we are required to consummate a Business Combination (the “Fifth Extension Amendment”) from July 9, 2020 to November 9, 2020 or such earlier date as determined by the Board. The number of shares of common stock presented for redemption in connection with the Fifth Extension Amendment was 106,186. We paid cash in the aggregate amount of $1,160,695, or approximately $10.93 per share, to redeeming stockholders. As a result of the payment on the shares of common stock presented for redemption in connection with the Fifth Extension Amendment, cash and marketable securities held in the Trust Account decreased to $10,279,476 at July 9, 2020.

During the year ended December 31, 2019, we received additional advances in the aggregate amount of $1,699,825 from the 180 Parties to be used by us to fund our operating expenses, deal transaction expenses and any financing expenses for the Transaction (the “Operating Expenses”) and any future extensions of the deadline for us to consummate a Business Combination (the “Extension Expenses”). As of June 30, 2020, a total of $1,379,815 is due under the advances from the 180 Parties.

On June 12, 2020, we entered into the Dominion Convertible Notes with Dominion Capital LLC (the “Holder”), which was issued to the Holder in conjunction with 400,000 shares of common stock (the “Dominion Commitment Shares”). In conjunction with the SPA, we entered into a series of Leak Out Agreements in which certain parities agreed that they would not sell, dispose or otherwise transfer, in aggregate more than 5% of the composite daily trading volume of our common stock. Pursuant to the Leak-Out Agreement between us and Caravel CAD Fund Ltd., we issued 404,245 restricted shares of common stock.

On June 12, 2020, we entered into the Kingsbrook Convertible Notes with Kingsbrook Opportunities Master Fund LP (the “Holder”), which was issued to the Holder in conjunction with 250,000 shares of common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 7, 2016 (date of inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on June 7, 2017, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account and are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $2,311,388, which consists of operating costs of $388,039, interest expense of $270,257 related to the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes and $1,657,522 of loss on the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes, offset by interest income on marketable securities held in the Trust Account of $2,950 and a benefit for income taxes of $1,480.

For the six months ended June 30, 2020, we had a net loss of $2,528,799, which consists of operating costs of $635,631, interest expense of $270,257 related to the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes, $1,657,522 of loss on the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes and a provision for income taxes of $3,827, offset by interest income on marketable securities held in the Trust Account of $38,438.

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

As of June 30, 2020, we had cash and marketable securities held in the Trust Account of $11,276,350. Interest income earned on the balance in the Trust Account, amounting to approximately $386,000 as of June 30, 2020, may be available to us to pay taxes. Through June 30, 2020, we have withdrawn approximately $1,156,000 of interest income from the Trust Account to pay our income and franchise taxes, of which no amounts were withdrawn during the six months ended June 30, 2020.

As of June 30, 2020, we had cash of $257,601 held outside the Trust Account, which is available for use by us to finance the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2020, we had accounts payable and accrued expenses of $339,497.

For the six months ended June 30, 2020, cash and restricted cash used in operating activities amounted to $812,973. Net loss of $2,528,799 was affected by interest earned on marketable securities held in the Trust Account of $38,438, loss on the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes of $1,657,522, interest expense related to the amortization of the debt discount on the Dominion Convertible Notes and Kingsbrook Convertible Notes of $252,493 and changes in our operating assets and liabilities, which used cash of $155,751.

For the six months ended June 30, 2019, cash used in operating activities amounted to $943,985. Net income of $220,765 was offset by interest earned on marketable securities held in the Trust Account of $948,284 and changes in our operating assets and liabilities, which used cash of $216,466.

On March 15, 2019, we entered into the Expense Reimbursement Agreement with our Sponsor and KBL Management in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to us. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) our liquidation. Under the Expense Reimbursement Agreement, we will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At our election, we may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of June 30, 2020, amounts due under the Expense Reimbursement Agreement totaled $337,301 and has been included in the March Promissory Note discussed below.

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

We have until November 9, 2020 to complete an initial Business Combination. If we are unable to complete a Business Combination by November 9, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We intend to seek stockholder approval for an extension of the time period for us to complete the Business Combination.

Going Concern and Liquidity

As of June 30, 2020, we had a cash balance of approximately $258,000, which excludes interest income of approximately $386,000 our investments in the Trust Account which is available to us for tax obligations. Through June 30, 2020, we have withdrawn approximately $1,156,000 of interest income from the Trust Account to pay our income and franchise taxes, of which no amounts were withdrawn during the six months ended June 30, 2020.

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

On March 15, 2019, we issued the Sponsor the March Promissory Note, pursuant to which all outstanding advances were converted into loans under the March Promissory Note. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) our liquidation. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2020, there was $337,301 outstanding under the March Promissory Note.

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

On April 15, 2019, we received $400,000 in loans from the 180 Parties to fund our Operating Expenses. During the year ended December 31, 2019, we received additional loans in the aggregate amount of $649,825 from the 180 Parties to fund Operating Expenses and Extension Expenses. As of June 30, 2020, a total of $1,379,815 is due under the loans from the 180 Parties.

As of December 31, 2019, we received advances amounting to $1,209,512 from the Sponsor to fund working capital purposes and Business Combination expenses. During the year ended December 31, 2019, we repaid an aggregate amount of $100,000 of such advances and an aggregate amount of $314,509 was converted into loans under the March Promissory Note. As of June 30, 2020, advances of $795,003 were outstanding.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about our ability to continue as a going concern through November 9, 2020, the scheduled liquidation date.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 396,781 and 33,618 shares of common stock subject to possible redemption at June 30, 2020 and December 31, 2019, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

KBL MERGER CORP. IV

Date: August 19, 2020		/s/ Marlene Krauss
	Name:	Marlene Krauss
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)