Form 10-Q
period 2020-09-30
180 Life Sciences Corp.
filed 2020-11-24
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38105

180 LIFE SCIENCES CORP.
(Exact name of registrant as specified in its charter)

Delaware	81-3832378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

830 Menlo Avenue, Suite 100 Menlo Park, CA	94025
(Address of Principal Executive Offices)	(Zip Code)

(678) 570-6791
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ATNF	The NASDAQ Stock Market LLC
Warrants to purchase shares of Common Stock	ATNFW	The NASDAQ Stock Market LLC

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

As of November 16, 2020, there were 18,032,018 shares of the Company’s common stock issued and outstanding.

EXPLANATORY NOTE

On November 6, 2020, subsequent to the fiscal quarter ended September 30, 2020, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, KBL Merger Corp. IV (the “Company” or, prior to the closing of the Business Combination, sometimes referred to herein as “KBL”) consummated the previously announced business combination (the “Business Combination”) following a special meeting of stockholders, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt that certain Business Combination Agreement (as amended, the “Business Combination Agreement”), dated as of July 25, 2019, entered into by and among the Company, KBL Merger Sub, Inc. (“Merger Sub”), 180 Life Corp. (f/k/a 180 Life Sciences Corp.) (“180”), Katexco Pharmaceuticals Corp. (“Katexco”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), 180 Therapeutics L.P. (“180 LP” and together with Katexco and CBR Pharma, the “180 Subsidiaries” and, together with 180, the “180 Parties”), and Lawrence Pemble, in his capacity as representative of the stockholders of the 180 Parties (the “Stockholder Representative”). Pursuant to the Business Combination Agreement, among other things, Merger Sub merged with and into 180, with 180 continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). The Merger became effective on November 6, 2020 (the closing of the Merger being referred to herein as the “Closing”). In connection with, and prior to, the Closing, 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp., and KBL Merger Corp. IV changed its name to 180 Life Sciences Corp.

Unless stated otherwise, this report contains information about KBL before the Closing of the Business Combination. This report covers a period prior to the Closing of the Business Combination. References to the “Company,” “our,” “us” or “we” in this report refer to KBL before the Closing of the Business Combination, unless the context suggests otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

Quarterly Report on Form 10-Q

i

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash	$473,851	$546,636
Restricted cash	179,014	—
Prepaid income taxes	25,633	25,633
Prepaid expenses	42,665	51,790
Total current assets	721,163	624,059

Marketable securities held in Trust Account	10,303,227	11,877,654
Total Assets	$11,024,390	$12,501,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$358,268	$268,423
March promissory note – related party	87,301	366,346
Due to related party	795,003	795,003
Advances due - 180	667,315	1,699,825
Convertible promissory notes, net of debt discount	1,838,118	—
Derivative liability	256,670	—
Total current liabilities	4,002,675	3,129,597

Deferred underwriting fees	—	4,025,000
Total Liabilities	4,002,675	7,154,597

Commitments

Common stock subject to possible redemption, $0.0001 par value; 190,970 and 33,618 shares as of September 30, 2020 and December 31, 2019, respectively (at approximately $10.59 and $10.33 per share, respectively)	2,021,705	347,106

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized (see Note 10); no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized (see Note 10); 5,276,946 and 4,458,149 shares issued and outstanding (excluding 190,970 and 33,618 shares subject to possible redemption, respectively) as of September 30, 2020 and December 31, 2019, respectively	528	446
Additional paid-in capital	8,342,826	3,929,663
(Accumulated deficit)/Retained earnings	(3,343,344)	1,069,901
Total Stockholders’ Equity	5,000,010	5,000,010
Total Liabilities and Stockholders’ Equity	$11,024,390	$12,501,713

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

General and administrative expenses	$403,397	$225,699	$1,039,028	$786,980
Loss from operations	(403,397)	(225,699)	(1,039,028)	(786,980)

Other (expense) income:
Interest expense	(1,504,319)	—	(1,774,576)	—
Loss on issuance of convertible promissory note	—	—	(1,657,522)	—
Interest income	266	255,254	38,704	1,203,538
Change in fair value of derivative liability	19,177	—	19,177	—
Other (expense) income, net	(1,484,876)	255,254	(3,374,217)	1,203,538

(Loss) income before income taxes	(1,888,273)	29,555	(4,413,245)	416,558
Benefit (provision) for income taxes	3,827	(51,345)	—	(217,583)
Net (loss) income	$(1,884,446)	$(21,790)	$(4,413,245)	$198,975

Weighted average shares outstanding
Basic	5,177,321	4,264,291	4,706,640	4,197,910
Diluted	5,177,321	4,264,291	4,706,640	8,168,215

Net (loss) income per common share
Basic	$(0.36)	$(0.01)	$(0.94)	$0.05
Diluted	$(036)	$(0.01)	$(0.94)	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2020	4,458,149	$446	$3,929,663	$1,069,901	$5,000,010

Change in value of common stock subject to possible redemption	21,129	2	217,406	—	217,408

Net loss	—	—	—	(217,411)	(217,411)
Balance – March 31, 2020	4,479,278	448	4,147,069	852,490	5,000,007

Change in value of common stock subject to possible redemption (1)	(451,957)	(45)	(4,727,648)	—	(4,727,693)

Issuance of commitment shares and leak-out shares and beneficial conversion feature in connection with convertible promissory notes	1,050,000	105	3,013,997	—	3,014,082

Waiver of deferred underwriting fee	—	—	4,025,000	—	4,025,000

Net loss	—	—	—	(2,311,388)	(2,311,388)
Balance – June 30, 2020	5,077,321	508	6,458,398	(1,458,898)	5,000,008

Change in value of common stock subject to possible redemption	99,625	10	946,097	—	946,107

Issuance of commitment shares and leak-out shares and beneficial conversion feature in connection with convertible promissory notes	100,000	10	938,331	—	938,341

Net loss	—	—	—	(1,884,446)	(1,884,446)
Balance – September 30, 2020	5,276,946	$528	$8,342,826	$(3,343,344)	$5,000,010

(1)	Includes the redemption of 67,665 shares of common stock on April 8, 2020.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,098,712	$410	$3,838,395	$1,161,201	$5,000,006

Change in value of common stock subject to possible redemption (1)	128,376	13	(231,610)	—	(231,597)

Net income	—	—	—	231,595	231,595
Balance – March 31, 2019	4,227,088	423	3,606,785	1,392,796	5,000,004

Change in value of common stock subject to possible redemption (1)	37,203	3	10,830	—	10,833

Net loss	—	—	—	(10,830)	(10,830)
Balance – June 30, 2019	4,264,291	426	3,617,615	1,381,966	5,000,007

Change in value of common stock subject to possible redemption	36,298	4	21,787	—	21,791

Net loss	—	—	—	(21,790)	(21,790)
Balance – September 30, 2019	4,300,589	$430	$3,639,402	$1,360,176	$5,000,008

(1)	Includes the redemption of 5,128,523 shares of common stock on March 5, 2019 and 1,580,762 shares of common stock on June 5, 2019.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(4,413,245)	$198,975
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(38,704)	(1,203,538)
Amortization on debt discount	1,658,866	—
Loss on issuance of convertible promissory notes	1,657,522	—
Change in fair value of the derivative liability	(19,177)	—
Changes in operating assets and liabilities:
Prepaid income taxes	—	(29,127)
Prepaid expenses	9,125	(35,840)
Accounts payable and accrued expenses	89,845	(8,358)
Franchise and income taxes payable	—	(82,317)
Net cash and restricted cash used in operating activities	(1,055,768)	(1,160,205)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	1,889,579	69,305,537
Investment of cash in Trust Account	(276,448)	(431,164)
Interest income released from Trust Account to pay taxes	—	396,885
Net cash and restricted cash provided by investing activities	1,613,131	69,271,258

Cash Flows from Financing Activities:
Proceeds from convertible promissory note from related party	—	254,359
Advances from related party	—	742,405
Repayment of advances from related party	—	(100,000)
Advances from 180	9,990	942,870
Repayment of advances from 180	(1,042,500)	—
Proceeds from convertible promissory note – related party	33,877	—
Repayment of convertible promissory note – related party	(312,922)	(80,000)
Proceeds from convertible promissory notes	2,750,000	—
Redemptions of common stock	(1,889,579)	(69,305,537)
Net cash and restricted cash used in financing activities	(451,134)	(67,545,903)

Net Change in Cash and Restricted Cash	106,229	565,150
Cash and Restricted Cash – Beginning of period	546,636	270,884
Cash and Restricted Cash – Ending of period	$652,865	$836,034

Supplementary cash flow information:
Cash paid for income taxes	$—	$261,165

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$3,564,178	$198,973
Waiver of deferred underwriting fee	$4,025,000	$—
Initial classification of derivative liability in connection with issuance of convertible promissory note	$275,847	$—
Original issue discount in connection with issuance of convertible promissory note	$305,556	—
Issuance of commitment shares and leak-out shares in connection with convertible promissory note	$3,952,423	—
Conversion of advances and promissory notes to convertible promissory notes	$—	$314,509
Transfer of convertible notes owed to the Sponsor to promissory note owed to Tyche Capital LLC	$—	$650,000
Contribution of Initial Loan to Trust Account by Sponsor	$—	$573,433

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

(unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

180 Life Sciences Corp., formerly known as KBL Merger Corp. IV (the “Company”), was a blank check company organized under the laws of the State of Delaware on September 7, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Business Combination

On November 6, 2020 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”) following a special meeting of stockholders held on November 5, 2020, where the stockholders of KBL Merger Corp. IV (the “Company” or, prior to the closing of the Business Combination, sometimes referred to herein as “KBL”) considered and approved, among other matters, a proposal to adopt that certain Business Combination Agreement (as amended, the “Business Combination Agreement”), dated as of July 25, 2019, entered into by and among the Company, KBL Merger Sub, Inc. (“Merger Sub”), 180 Life Sciences Corp. (“180”), Katexco Pharmaceuticals Corp. (“Katexco”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), 180 Therapeutics L.P. (“180 LP” and together with Katexco and CBR Pharma, the “180 Subsidiaries” and, together with 180, the “180 Parties”), and Lawrence Pemble, in his capacity as representative of the stockholders of the 180 Parties (the “Stockholder Representative”). Pursuant to the Business Combination Agreement, among other things, Merger Sub merged with and into 180, with 180 continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). The Merger became effective on November 6, 2020 (such time, the “Effective Time”, and the closing of the Merger being referred to herein as the “Closing”). In connection with, and prior to, the Closing, 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp. and KBL Merger Corp. IV changed its name to 180 Life Sciences Corp.

At the Effective Time, each share of 180 common stock issued and outstanding prior to the Effective Time was automatically converted into the right to receive 168.3784 shares of the common stock, par value $0.0001 per share, of the Company (“Common Stock”; and such shares of Common Stock issuable to the common stockholders of 180 pursuant to the Business Combination Agreement, the “Merger Consideration Shares”). An aggregate of 15,736,438 shares of Common Stock are issuable to the common stockholders of 180 as Merger Consideration Shares, including the Escrow Shares (as defined below). Also at the Effective Time, each share of 180 preferred stock issued and outstanding prior to the Effective Time was converted into the right to receive one Class C Special Voting Share of the Company, or one Class K Special Voting Share of the Company, as applicable (such shares, the “Special Voting Shares”). The Special Voting Shares entitle the holder thereof to an aggregate number of votes, on any particular matter, proposition or question, equal to the number of Exchangeable Shares (as defined below) of each of CannBioRex Purchaseco ULC and Katexco Purchaseco ULC, Canadian subsidiaries of 180, respectively, that are outstanding from time to time.

As a result of the Merger, the existing exchangeable shares (collectively, the “Exchangeable Shares”) of CannBioRex Purchaseco ULC and/or Katexco Purchaseco ULC were adjusted in accordance with the share provisions in the articles of CannBioRex Purchaseco ULC or Katexco Purchaseco ULC, as applicable, governing the Exchangeable Shares such that they were multiplied by the exchange ratio for the Merger and became exchangeable into shares of Common Stock. The Exchangeable Shares entitle the holders to dividends and other rights that are substantially economically equivalent to those of holders of Common Stock, and holders of Exchangeable Shares have the right to vote at meetings of the stockholders of the Company. An aggregate of 1,763,562 shares of Common Stock are reserved for issuance to the holders of the Exchangeable Shares upon the exchange thereof.

Pursuant to the Business Combination Agreement, 1,050,000 of the Merger Consideration Shares (such shares, the “Escrow Shares”) were deposited into an escrow account (the “Escrow Account”) to serve as security for, and the exclusive source of payment of, the Company’s indemnity rights under the Business Combination Agreement.

As a result of the Business Combination, the former shareholders of 180 became the controlling shareholders of the Company and 180 became a subsidiary of the Company. The Business Combination was accounted for as a reverse merger, whereby 180 is considered the acquirer for accounting and financial reporting purposes.

Further information regarding the Business Combination is set forth in (i) the proxy statement / prospectus included in the registration statement on form S-4 (File No. 333-234650), as amended and supplemented, originally filed with the SEC on November 12, 2019 and declared effective by the SEC on October 9, 2020; and (ii) the Current Report on Form 8-K filed with the SEC on November 12, 2020.

In connection with the Closing, the Company withdrew $9,006,493 of funds from the Trust Account (as defined below) to fund the redemptions of 816,461 shares.

In addition, advances made to the Company by the 180 Parties totalling $667,315 as of September 30, 2020 remain outstanding.

Business Prior to the Business Combination

Prior to the Closing, the Company had one wholly owned subsidiary, KBL Merger Sub, Inc., incorporated in Delaware on July 3, 2019 (“Merger Sub”). As of September 30, 2020, the Merger Sub had no activity.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

(unaudited)

All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and consummating the acquisition of 180.

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

Transaction costs amounted to $7,345,436, consisting of $2,875,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 9) and $445,436 of Initial Public Offering costs.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on April 7, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

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

Cash and Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, assets held in the Trust Account were comprised of $10,303,227 and $11,877,654, respectively, in money market funds which are invested in U.S. Treasury Securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 190,970 and 33,618 shares of common stock subject to possible redemption at September 30, 2020 and December 31, 2019, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, and December 31, 2019, the Company had a deferred tax asset of approximately $1,334,000 and $407,000, respectively, which had a full valuation allowance recorded against it of approximately $1,334,000 and $407,000, respectively.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

(unaudited)

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded income tax benefit (expense) of approximately $3,827 and $0, respectively, primarily related to interest income earned on the Trust Account. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $51,000 and $218,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was approximately (0.2%) and 0.0%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible, as well as permanent differences due to the non-cash interest and the non-cash loss on the issuance of the convertible promissory notes. The Company’s effective tax rate for the three and nine months ended September 30, 2019 was approximately 173.7% and 52.2%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Delaware is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at September 30, 2020 and 2019 have been excluded from the calculation of basic (loss) income per share for the three and nine months ended September 30, 2020 and 2019 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

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

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

(unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

3. INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

Initial Public Offering

On June 7, 2017, pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit, inclusive of 1,500,000 Units sold to the underwriters on June 23, 2017 upon the underwriters’ election to fully exercise their over-allotment option, generating gross proceeds of $115,000,000. Each Unit consists of one share of the Company’s common stock, one right to receive one-tenth of one share of the Company’s common stock upon the consummation of a Business Combination (“Right”), and one redeemable warrant to purchase one-half of one share of the Company’s common stock (“Warrant”). Each Warrant will entitle the holder to purchase one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share), subject to adjustment. No fractional shares will be issued upon exercise of the warrants. The Warrants will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Each holder of a Right received one-tenth (1/10) of one share of common stock upon consummation of the Business Combination. No fractional shares will be issued upon exchange of the Rights. No additional consideration will be required to be paid by a holder of Rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share of common stock underlying each right (without paying any additional consideration).

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

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

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier to occur of (i) one year after the completion of a Business Combination, and (ii) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of the Company’s common stock for cash, securities or other property (the “Lock-Up Period”). Notwithstanding the foregoing, if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after its initial Business Combination, then the lock-up will terminate.

In connection with the Business Combination Agreement, the Sponsor deposited in escrow with a third-party escrow agent 1,406,250 of its Founder Shares that it acquired prior to the Company's Initial Public Offering (the “Escrowed Shares”), of which 500,000 were released back to the Sponsor prior to the Closing of the Business Combination.

Related Party Advances

As of December 31, 2019, the Sponsor advanced an aggregate of $1,209,512 to fund working capital purposes and Business Combination expenses, of which $840,482 was advanced during the year ended December 31, 2019. During the year ended December 31, 2019, the Company repaid an aggregate amount of $100,000 of such advances and an aggregate amount of $314,509 was converted into loans under the March Promissory Note described below. As of September 30, 2020 and December 31, 2019, advances of $795,003 were outstanding. Upon the Closing of the Business Combination, the Company issued 198,751 shares of commons stock to the Sponsor upon conversion of the advances in the principal amount of $795,003.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

(unaudited)

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For each of the three months ended September 30, 2020 and 2019, the Company incurred $30,000 of administrative service fees and for each of the nine months ended September 30, 2020 and 2019, the Company incurred $90,000 of administrative service fees. As of September 30, 2020, and December 31, 2019, an aggregate of $276,000 and $286,000, respectively, is payable. As of September 30, 2020 and December 31, 2019, $286,000 of the amounts due for such fees are included as loans under the March Promissory Note described below and included in the convertible promissory note related party in the accompanying condensed consolidated balance sheets. The Company ceased paying these monthly fees upon the Closing.

Convertible Promissory Note

On March 15, 2019, the Company issued the Sponsor the March Promissory Note, pursuant to which outstanding advances in the aggregate amount of $314,509 were converted into loans under the March Promissory Note and including the $573,433 Initial Loan from the Sponsor. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. Through September 30, 2020, the Sponsor advanced the Company $371,696 under the Expense Reimbursement Agreement (as defined in Note 5), of which $33,877 was advanced during the nine months ended September 30, 2020. Through September 30, 2020, the Company repaid $522,337 of the March Promissory Note, of which $312,922 was repaid during the nine months ended September 30, 2020. In September 2020, the Company amended and restated the March Promissory Note, effective upon the Closing of the Business Combination, to remove the conversion feature and to provide that such note would be due upon the “Second Closing” under the Securities Purchase Agreement that the Company entered into in June 2020.

In connection with the Term Sheet entered into on April 10, 2019, Tyche paid the Sponsor $650,000 to purchase such obligations owed to the Sponsor under the March Promissory Note (see Note 8). In December 2019, the Tyche Note was transferred to 180.

As of September 30, 2020, and December 31, 2019, there was $87,301 and $366,346, respectively, outstanding under the March Promissory Note and no amounts outstanding under the Tyche Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, and subject to the amendment of the March Promissory Note, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of September 30, 2020, and December 31, 2019, the Company had $87,301 and $366,346, respectively, outstanding under the March Promissory Note.

5. EXPENSE REIMBURSEMENT AGREEMENT

On March 15, 2019, the Company entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and its Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to the Company. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. Under the Expense Reimbursement Agreement, the Company will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At the Company’s election, the Company may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of September 30, 2020, and December 31, 2019, amounts due under the Expense Reimbursement Agreement totaled $87,301 and $337,819, respectively, and has been included in the March Promissory Note (see Note 4).

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

(unaudited)

6. DOMINION CONVERTIBLE PROMISSORY NOTES

	Principal	Unamortized debt discount	Net book value, September 30, 2020
Dominion Convertible Promissory Note	$1,805,556	$(449,425)	$1,356,131
Kingsbrook Convertible Promissory Note (see Note 7)	1,796,411	(937,282)	859,129
Alpha Convertible Promissory Note (see Note 8)	1,111,111	(995,261)	115,850
Leak-out shares			(492,992)
Total convertible promissory note outstanding	4,713,078	(2,381,968)	1,838,118

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

The Company received $1,625,000 in cash from the Holder with the remainder retained by the Holder for the Original Issue Discount of $180,556. The Company incurred $90,072 in third-party fees directly attributed to the issuance of the Dominion Convertible Notes, debt discount related to the Dominion Commitment Shares and Leak-Out Shares pursuant to the transaction of $980,807 and a beneficial conversion feature of $358,899. The beneficial conversion feature of $358,899 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the Dominion Notes and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. The Company agreed to pay the principal amount, together with guaranteed interest at the annual rate of 10% (unless the Company defaults, which increases the interest rate to 15%), with principal and accrued interest on the Dominion Convertible Notes due and payable on February 11, 2021 (the “Maturity Date”), unless converted under terms and provisions as set forth within the Dominion Convertible Notes. The Dominion Convertible Notes provide the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $5.28 per share. The Dominion Convertible Notes require the Company to reserve at least 868,056 and 114,584 shares of common stock from its authorized and unissued common stock to provide for all issuances of common stock under the 10% Secured Convertible Promissory Note and 10% Senior Secured Convertible Extension Promissory Note, respectively. However, the Dominion Convertible Notes provide that the aggregate number of shares of common stock issued to the Holder under the Dominion Convertible Notes shall not exceed 4.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance (the “the Beneficial Ownership Limitation”). The Holder, upon not less than sixty-one (61) days’ prior notice to the Company, may increase or decrease the Beneficial Ownership Limitation; provided, that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Dominion Convertible Notes held by the Holder.

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

The Company shall pay a late fee (the “Late Fees”) on any amount required to be paid under any transaction document and not paid when due, at a rate equal to the lesser of an additional 10% of such amount or the maximum rate permitted by applicable law which shall be due and owing daily from the date such amount is due hereunder through the date of actual payment in full of such amount in cash.

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

The Dominion Convertible Notes also contain a provision whereby the Holder is due a minimum interest amount or make whole amount meaning on any date and with respect to any principal amount owing under the Dominion Convertible Notes, the difference between (a) 10% of such principal amount, representing a full year of interest payments thereunder and (b) any payment of interest made prior to such date with respect to such principal amount. To be free from doubt, the minimum interest amount is only applicable for the initial 12 month period from the Issue Date.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

(unaudited)

The Company assessed each of the above provisions in the Dominion Convertible Notes under ASC Topic 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. The following are the key assumptions that were used in connection with the valuation of the derivative identified during the period ending September 30, 2020:

Fair market value of stock	$7.37
Exercise price	$5.28
Volatility	94%
Risk-free interest rate	0.10%
Derivative life (years)	0.36

The total derivative liability associated with these notes was $97,706 at September 30, 2020. The Company recorded a change in the fair value of the derivative liability of $8,003 during the three and nine months ended September 30, 2020, which is reflected in the unaudited condensed consolidated statements of operations.

Principal of $1,805,556 remained outstanding as of September 30, 2020. Interest expense and amortization of debt discount, associated with the Dominion Convertible Notes during the three and nine months ended September 30, 2020 amounted to $692,773 and $828,270, respectively. The unamortized discount related to the Dominion Convertible Notes was $449,425 at September 30, 2020.

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

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

(unaudited)

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

The Kingsbrook Convertible Notes also contain a provision whereby the Holder is due a minimum interest amount or make whole amount meaning on any date and with respect to any principal amount owing under the Kingsbrook Convertible Notes, the difference between (a) 10% of such principal amount, representing a full year of interest payments thereunder and (b) any payment of interest made prior to such date with respect to such principal amount. To be free from doubt, the minimum interest amount is only applicable for the initial 12 month period from the Issue Date.

The Company assessed each of the above provisions in the Kingsbrook Convertible Notes under ASC Topic 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. The following are the key assumptions that were used in connection with the valuation of the derivative identified during the period ending September 30, 2020:

Fair market value of stock	$8.37
Exercise price	$5.28
Volatility	94.5%
Risk-free interest rate	0.10%
Derivative life (years)	0.36

The total derivative liability associated with these notes was $102,066 at September 30, 2020. The Company recorded a change in the fair value of the derivative liability of $6,413 during the three and nine months ended September 30, 2020, which is reflected in the unaudited condensed consolidated statements of operations.

Principal of $1,796,411 remained outstanding as of September 30, 2020. Interest expense and amortization of debt discount, associated with the Kingsbrook Convertible Notes during the three and nine months ended September 30, 2020 amounted to $688,989 and $823,758, respectively. The unamortized discount related to the Kingsbrook Convertible Notes was $937,282 at September 30, 2020.

8. ALPHA CAPITAL ANSTALT CONVERTIBLE NOTE

On September 8, 2020 (the “Issue Date”), the Company entered into a $1,111,111 10% Secured Convertible Promissory Note (the “Alpha Capital Anstalt Convertible Note”) with Alpha Capital Anstalt (the “Holder”), which was issued to the Holder in conjunction with 100,000 shares of common stock (the “Alpha Capital Anstalt Commitment Shares”).

The Company collected $1,000,000 in cash from the Holder with the remainder retained by the Holder for the Original Issue Discount of $111,111. The Company recorded a debt discount related to the Alpha Capital Anstalt Commitment Shares pursuant to the transaction of $324,726 and a beneficial conversion feature of $613,615. The beneficial conversion feature of $613,615 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the Alpha Capital Anstalt Convertible Note and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10% (unless the Company defaults, which increases the interest rate to 15%), with principal and accrued interest on the Alpha Capital Anstalt Convertible Note due and payable on April 7, 2021 (the “Maturity Date”), unless converted under terms and provisions as set forth within the Alpha Capital Anstalt Convertible Note. The Alpha Capital Anstalt Convertible Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $5.28 per share. The Alpha Capital Anstalt Convertible Note provides that the aggregate number shares of common stock issued to the Holder under the Alpha Capital Anstalt Convertible Note shall not exceed 4.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance (the “the Beneficial Ownership Limitation”). The Holder, upon not less than sixty-one (61) days’ prior notice to the Company, may increase or decrease the Beneficial Ownership Limitation; provided, that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Alpha Capital Anstalt Convertible Note held by the Holder.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

(unaudited)

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

Immediately on and after the occurrence of any Event of Default, without need for notice or demand all of which are waived, interest on this Note shall accrue and be owed daily at an increased interest rate equal to the lesser of two percent (2.0%) per month (twenty-four percent (24.0%) per annum) or the maximum rate permitted under applicable law. In addition, in any Event of Default, the Company must pay a mandatory default amount equal to one hundred thirty percent (130%) of the sum of the outstanding principal amount of the Alpha Capital Anstalt Convertible Note at such time and all accrued interest unpaid at such time (including any Minimum Interest Amount remaining outstanding on such principal amount as of such time) and (b) all other amounts, costs, fees (including Late Fees), expenses, indemnification and liquidated and other damages and other amounts due to the Holder or any other party in respect of the Alpha Capital Anstalt Convertible Note.

The Alpha Capital Anstalt Convertible Note also contains a provision whereby the Holder is due a minimum interest amount or make whole amount meaning on any date and with respect to any principal amount owing under the Alpha Capital Anstalt Convertible Note, the difference between (a) 10% of such principal amount, representing a full year of interest payments thereunder and (b) any payment of interest made prior to such date with respect to such principal amount. To be free from doubt, the minimum interest amount is only applicable for the initial 12 month period from the Issue Date.

The Company assessed each of the above provisions in the Alpha Capital Anstalt Convertible Note under ASC Topic 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. The following are the key assumptions that were used in connection with the valuation of the derivative identified during the period ending September 30, 2020:

Fair market value of stock	$7.36
Exercise price	$5.28
Volatility	207%
Risk-free interest rate	0.11%
Derivative life (years)	0.52

The total derivative liability associated with the Alpha Capital Anstalt Convertible Note was $56,898 at September 30, 2020. The Company recorded a change in the fair value of the derivative liability of $4,761 during the three and nine months ended September 30, 2020, which is reflected in the unaudited condensed consolidated statements of operations.

Principal of $1,111,111 remained outstanding as of September 30, 2020. Interest expense and amortization of debt discount, associated with the Alpha Capital Anstalt Convertible Note during the three and nine months ended September 30, 2020 amounted to $ $122,548. The unamortized discount related to the Alpha Capital Anstalt Convertible Note was $995,261 as of September 30, 2020.

9. COMMITMENTS AND CONTINGENCIES

Convertible Preferred Stock

On June 26, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) dated June 12, 2020, whereby upon the second closing pursuant to the SPA, upon the registration statement becoming effective, as well as certain other conditions being satisfied, the Company shall have the right to have a certain investor purchase all of the authorized Series A Convertible Preferred Stock (1,000,000 shares) of the Company for an aggregate purchase price of $3,000,000. The Preferred Stock shall be convertible into common stock at a conversion price of $5.28 per share at the election of the holder at any time following issuance, subject to adjustment. At any time following the three month anniversary of the Business Combination, the holder of the Preferred Stock has the right to force the Company to redeem all or any portion of the Preferred Stock then owned by the holder in cash. The Series A Convertible Preferred Stock redemption features require bifurcation, however the value is indeterminable as of the date of this filing as certain of the key terms will become known at issuance. As a result, the Company did not recognize a separated component at its fair value related to the redemption features in these pro forma financial statements. The financial statements should be read in conjunction with the SPA as filed on July 2, 2020.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or completion of business combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares and Private Units and warrants that may be issued upon conversion of Working Capital Loans (and any shares of the Company’s common stock issuable upon the exercise of the Private Units and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The Company satisfied the foregoing registration rights through the filing of a Registration Statement on Form S-1 with the SEC on October 19, 2020, which registration statement was declared effective by the SEC on November 2, 2020 (No. 333-249539).

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

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

10. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. Subsequent to Sept 30, 2020, the Company filed a Second Amended and Restated Certificate of Incorporation, pursuant to which the Company is now authorized to issue 5,000,000 shares of preferred stock. At September 30, 2020 and December 31, 2019, there are no preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Subsequent to Sept 30, 2020, the Company filed a Second Amended and Restated Certificate of Incorporation, pursuant to which the Company is now authorized to issue 100,000,000 shares of common stock. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 5,276,946 and 4,458,149 shares of common stock issued and outstanding, respectively, excluding 190,970 and 33,618 shares of common stock subject to possible redemption, respectively.

11. TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

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

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMEBER 30, 2020

(unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$10,303,227	$11,877,654
Derivative liability	3	$256,670	$—

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

At September 30, 2020 and December 31, 2019 there were no transfers in or out between the levels in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for the derivative liability measured using significant unobservable inputs (Level 3):

(in millions)
Balance – January 1, 2020	$-
Initial classification of derivative liability	214,188
Additional derivative liability	61,659
Change in fair value of derivative liability	(19,177)
Balance – September 30, 2020	$256,670

In connection with the Business Combination, the Company liquidated the Trust Account to fund the Business Combination and related expenses.

12. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as describes in these condensed financial statements and as noted below, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed financial statements.

As described in Notes 1 and 4, the Company completed the Merger on November 6, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a former blank check company incorporated on September 7, 2016 under the name KBL Merger Corp. IV in Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We completed our Initial Public Offering on June 7, 2017 and completed the Business Combination on November 6, 2020.

Recent Developments

On November 6, 2020 (the “Closing Date”), the Company consummated the Business Combination, by and among the Company, Merger Sub, and the 180 Parties. The Business Combination Agreement provided for the acquisition of 180 by the Company pursuant to the merger of Merger Sub with and into 180 (the “Merger”), with 180 continuing as the surviving entity. In connection with the closing of the Merger, the Company changed its name from KBL Merger Corp. IV to 180 Life Sciences Corp. and 180 Life Sciences Corp. changed its name to 180 Life Corp.

Results of Operations

Our entire activity from inception through September 30, 2020 was in preparation for our Initial Public Offering. From the consummation of our Initial Public Offering through September 30, 2020, our activity was limited to the evaluation of business combination candidates and consummating the acquisition of 180.

For the three months ended September 30, 2020, we had a net loss of $1,884,446, which consists of operating costs of $403,397, interest expense of $1,504,319 related to the issuance of the Dominion Convertible Notes, Kingsbrook Convertible Notes and Alpha Capital Anstalt Convertible Notes, offset by interest income on marketable securities held in the Trust Account of $266, a change in the fair value of the derivative liability of $19,177 and a benefit for income taxes of $3,827.

For the nine months ended September 30, 2020, we had a net loss of $4,413,245, which consists of operating costs of $1,039,028, interest expense of $1,774,576 related to the issuance of the Dominion Convertible Notes, Kingsbrook Convertible Notes and Alpha Capital Anstalt Convertible Notes, $1,657,522 of loss on the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes, offset by interest income on marketable securities held in the Trust Account of $38,704, a change in the fair value of the derivative liability of $19,177 and a benefit for income taxes of $3,827.

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

Liquidity and Capital Resources

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $10,303,227. Interest income earned on the balance in the Trust Account, amounting to approximately $348,000 as of September 30, 2020, may be available to us to pay taxes. Through September 30, 2020, we have withdrawn approximately $1,156,000 of interest income from the Trust Account to pay our income and franchise taxes, of which no amounts were withdrawn during the nine months ended September 30, 2020.

As of September 30, 2020, we had cash of $473,851 held outside the Trust Account, which is available for use by us to finance the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2020, we had accounts payable and accrued expenses of $358,268.

For the nine months ended September 30, 2020, cash and restricted cash used in operating activities amounted to $1,055,768. Net loss of $4,413,245 was affected by interest earned on marketable securities held in the Trust Account of $38,704, loss on the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes of $1,657,522, interest expense related to the amortization of the debt discount on the Dominion Convertible Notes and Kingsbrook Convertible Notes of $1,658,866, change in fair value of the derivative liability of $19,177 and changes in our operating assets and liabilities, which provided cash of $98,970.

For the nine months ended September 30, 2019, cash used in operating activities amounted to $1,160,205. Net income of $198,975 was offset by interest earned on marketable securities held in the Trust Account of $1,203,538 and changes in our operating assets and liabilities, which used cash of $155,642.

We used substantially all of the funds held in the Trust Account to complete the Business Combination. Funds held in the Trust Account were also used to fund the redemption of common stock.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 190,970 and 33,618 shares of common stock subject to possible redemption at September 30, 2020 and December 31, 2019, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, we invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in (i) our Annual Report on Form 10-K filed with the SEC on April 7, 2020, (ii) our final proxy statement / prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, relating to the Registration Statement on Form S-4 relating to the Business Combination that we initially filed with the SEC on November 12, 2019 and that was declared effective by the SEC on October 9, 2020 (No. 333-234650), or (iii) our Quarterly Report on Form 10-Q filed with the SEC on August 20 , 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

180 LIFE SCIENCES CORP.

Date: November 23, 2020		/s/ James N. Woody, M.D., Ph.D.
	Name:	James N. Woody, M.D., Ph.D.
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)