Form 10-Q/A
period 2020-06-30
180 Life Sciences Corp.
filed 2021-02-05
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(650) 854-4400
(Registrant’s telephone number, including area code)

KBL Merger Corp. IV 30 Park Place, Suite 45E New York, N.Y. 10007
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

EXPLANATORY NOTE

As previously reported in the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) on February 3, 2021, on January 28, 2021, the Board of Directors of the Registrant concluded, after discussion with the Registrant’s management and the independent registered public accounting firm for KBL (defined below), that the consolidated financial statements of the Registrant, which were prepared by the former KBL management for the interim period ended June 30, 2020, should no longer be relied upon due to errors in the consolidated financial statements and should be restated.

The purpose of this Amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2020 (“Form 10-Q/A”), is to amend the Form 10-Q filed with the Securities and Exchange Commission on August 20, 2020 (the “Form 10-Q”) to include additional disclosures related to contingent liabilities and to restate the financial statements to record certain previously unrecorded liabilities and other transactions. See Note 13 to the restated consolidated financial statements included herein for additional details.

Business Combination

On November 6, 2020, subsequent to the fiscal quarter ended June 30, 2020, the fiscal quarter to which this Amended Quarterly Report on Form 10-Q/A (this “Report”) relates, KBL Merger Corp. IV (the “Company” or, prior to the closing of the Business Combination, sometimes referred to herein as “KBL”) consummated the previously announced business combination (the “Business Combination”) following a special meeting of stockholders, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt that certain Business Combination Agreement (as amended, the “Business Combination Agreement”), dated as of July 25, 2019, entered into by and among the Company, KBL Merger Sub, Inc. (“Merger Sub”), 180 Life Corp. (f/k/a 180 Life Sciences Corp.) (“180”), Katexco Pharmaceuticals Corp. (“Katexco”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), 180 Therapeutics L.P. (“180 LP” and together with Katexco and CBR Pharma, the “180 Subsidiaries” and, together with 180, the “180 Parties”), and Lawrence Pemble, in his capacity as representative of the stockholders of the 180 Parties (the “Stockholder Representative”). Pursuant to the Business Combination Agreement, among other things, Merger Sub merged with and into 180, with 180 continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). The Merger became effective on November 6, 2020 (the closing of the Merger being referred to herein as the “Closing”). In connection with, and prior to, the Closing, 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp., and KBL Merger Corp. IV changed its name to 180 Life Sciences Corp.

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

Additionally, other than as specifically set forth herein, this Form 10-Q/A continues to speak as of the date of the original Form 10-Q and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the original Form 10-Q. Information not affected by this Form 10-Q/A remains unchanged and reflects the disclosures made at the time of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Commission after the date of the original Form 10-Q.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

Amended Quarterly Report on Form 10-Q/A

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
	(as restated)
Assets
Current Assets
Cash	$257,601	$546,636
Restricted cash	787,865	-
Prepaid income taxes	21,806	25,633
Prepaid expenses	118,645	51,790
Total current assets	1,185,917	624,059

Other assets	163,797	-
Marketable securities held in Trust Account	11,276,350	11,877,654
Total Assets	$12,626,064	$12,501,713

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$995,052	$268,423
Accrued issuable equity	96,011	-
March promissory note – related party	337,301	366,346
Due to related party	795,003	795,003
Advances due - 180	1,379,815	1,699,825
Convertible promissory notes, net of debt discount	324,264	-
Derivative liability	214,188	-
Total current liabilities	4,141,634	3,129,597

Deferred underwriting fees	-	4,025,000
Total Liabilities	4,141,634	7,154,597

Commitments and contingencies

Common stock subject to possible redemption, $0.0001 par value; 334,880 and 33,618 shares as of June 30, 2020 and December 31, 2019, respectively (at approximately $10.41 and $10.33 per share)	3,484,422	347,106

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; 35,000,000 shares authorized; 5,139,222 and 4,458,149 shares issued and outstanding (excluding 334,880 and 33,618 shares subject to possible redemption, respectively) as of June 30, 2020 and December 31, 2019, respectively)	514	446
Additional paid-in capital	9,583,392	3,929,663
(Accumulated deficit)/Retained earnings	(4,583,898)	1,069,901
Total Stockholders’ Equity	5,000,008	5,000,010
Total liabilities and Stockholders’ Equity	$12,626,064	$12,501,713

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(as restated)		(as restated)

General and administrative expenses	$3,513,039	$296,377	$3,760,631	$561,281
Loss from operations	3,513,039	296,377	3,760,631	561,281

Other (expense) income:
Interest expense	(270,257)	-	(270,257)	-
Loss on issuance of convertible promissory note	(1,657,522)	-	(1,657,522)	-
Interest income	2,950	355,970	38,438	948,284
Other (expense) income, net	(1,924,829)	355,970	(1,889,341)	948,284

(Loss) income before income taxes	(5,437,868)	59,593	(5,649,972)	387,003
Benefit (provision) from income taxes	1,480	(70,423)	(3,827)	(166,238)
Net (loss) income	$(5,436,388)	$(10,830)	$(5,653,799)	$220,765

Weighted average shares outstanding
Basic	4,479,278	4,227,492	4,468,714	4,164,169
Diluted	4,479,278	4,227,492	4,468,714	11,169,370

Net (loss) income per common share
Basic	$(1.21)	$-	$(1.27)	$0.05
Diluted	$(1.21)	$-	$(1.27)	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

				Retained
			Additional	Earnings/	Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	4,458,149	$446	$3,929,663	$1,069,901	$5,000,010

Change in the value of common stock subject to possible redemption	21,129	2	217,406	-	217,408

Net loss	-	-	-	(217,411)	(217,411)
Balance – March 31, 2020	4,479,278	$448	$4,147,069	$852,490	$5,000,007

Change in the value of common stock subject to possible redemption (1) (as restated)	(390,056)	(39)	(4,083,569)	-	(4,083,608)

Issuance of commitment shares and leak-out shares and beneficial conversion feature in connection with convertible promissory notes (as restated)	1,050,000	105	2,869,892	-	2,869,997

Stock-based compensation	-	-	2,625,000	-	2,625,000

Waiver of deferred underwriting fee	-	-	4,025,000	-	4,025,000

Net loss (as restated)	-	-	-	(5,436,388)	(5,436,388)
Balance – June 30, 2020 (as restated)	5,139,222	$514	$9,583,392	$(4,583,898)	$5,000,008

(1)	Includes the redemption of 67,665 shares of common stock on April 8, 2020.

THREE AND SIX MONTHS ENDED JUNE 30, 2019

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,098,712	$410	$3,838,395	$1,161,201	$5,000,006

Change in value of common stock subject to possible redemption (1)	128,376	13	(231,610)	-	(231,597)

Net income	-	-	-	231,595	231,595
Balance – March 31, 2019	4,227,088	$423	$3,606,785	$1,392,796	$5,000,004

Change in value of common stock subject to possible redemption (1)	37,203	3	10,830	-	10,833

Net loss	-	-	-	(10,830)	(10,830)
Balance – June 30, 2019	4,264,291	$426	$3,617,615	$1,381,966	$5,000,007

(1)	Includes the redemption of 5,128,523 shares of common stock on March 5, 2019 and 1,580,762 shares of common stock on June 5, 2019.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
	(as restated)
Cash Flows From Operating Activities
Net (loss) income	$(5,653,799)	$220,765
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(38,438)	(948,284)
Stock-based compensation	2,625,000	-
Amortization of debt discount	252,493	-
Loss on issuance of convertible promissory notes	1,657,522	-
Changes in operating assets and liabilities:
Prepaid income taxes	3,827	(60,357)
Prepaid expenses	(66,855)	(38,190)
Other asset	(163,797)	-
Accounts payable and accrued expenses	571,074	(35,602)
Franchise and income taxes payable	-	(82,317)
Net cash and restricted cash used in operating activities	(812,973)	(943,985)

Cash Flows From Investing Activities
Cash withdrawn from Trust Account for redemptions	728,884	69,305,537
Investment of cash in Trust Account	(89,142)	-
Interest income released from Trust Account to pay taxes	-	353,814
Net cash and restricted cash provided by investing activities	639,742	69,659,351

Cash Flows From Financing Activities
Proceeds from convertible promissory note from related party	-	164,101
Advances from related party	-	45,479
Repayment of advances from related party	-	(100,000)
Proceeds from promissory note – CannBioRx	9,990	400,000
Repayment of promissory note – CannBioRx	(330,000)	-
Proceeds from convertible promissory note – related party	33,877	-
Repayment of convertible promissory note – related party	(62,922)	(80,000)
Proceeds from convertible promissory notes	1,750,000	-
Redemptions of common stock	(728,884)	(69,305,537)
Net cash and restricted cash provided by (used in) financing activities	672,061	(68,875,957)

Net Change in Cash and Restricted Cash	498,830	(160,591)
Cash and Restricted Cash – Beginning of period	546,636	270,884
Cash and Restricted Cash – Ending of period	$1,045,466	$110,293

Supplementary Cash Flow Information:
Cash paid for income taxes	$-	$241,050

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$3,866,200	$220,764
Conversion of advances and promissory notes to convertible promissory notes	$-	$314,509
Transfer of convertible notes owed to the Sponsor to promissory note owed to Target Shareholder	$-	$650,000
Contribution of Initial Loan to Trust Account by Sponsor	$-	$573,433
Waiver of deferred underwriting fee	$4,025,000	$-
Accrual of debt issuance costs	$251,566	$-
Initial classification of debt discount in connection with issuance of convertible promissory note	$3,316,008	$-
Initial classification of derivative liability in connection with issuance of convertible promissory note	$214,188	$-
Original issue discount in connection with issuance of convertible promissory note	$194,445	$-
Initial classification of debt discount and issuance of commitment shares, leak-out shares and beneficial conversion feature in connection with convertible promissory note	$3,121,563	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND RESTATEMENT (AS RESTATED)

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

180 Life Sciences Corp., formerly known as KBL Merger Corp, IV (the “Company”) has determined that certain liabilities were not recorded and certain contingent fees related to the Business Combination (defined below), which closed on November 6, 2020, were not disclosed in the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 that were included in the Company’s June 30, 2020 Form 10-Q, which was filed with the Securities and Exchange Commission on August 20, 2020. The financial statements were restated to record certain previously unrecorded liabilities and other transactions, see Note 8 – Accrued Expenses (as restated) and Note 13 – Comparison of Restated Financial Statements to Financial Statements as Previously Reported for additional information. In addition, the Commitment and Contingencies footnote (Note 10) has been restated to disclose the contingent fees that would not be due and payable unless and until the Business Combination closes.

Description of Organization and Business Operations

The Company was a blank check company organized under the laws of the State of Delaware on September 7, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Subsequent Event - Business Combination

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

At the Effective Time, each share of 180 common stock issued and outstanding prior to the Effective Time was automatically converted into the right to receive 168.3784 shares of the common stock, par value $0.0001 per share, of the Company (“Common Stock”; and such shares of Common Stock issuable to the common stockholders of 180 pursuant to the Business Combination Agreement, the “Merger Consideration Shares”). An aggregate of 15,736,438 shares of Common Stock are issuable to the common stockholders of 180 as Merger Consideration Shares, including the Escrow Shares (as defined below). Also, at the Effective Time, each share of 180 preferred stock issued and outstanding prior to the Effective Time was converted into the right to receive one Class C Special Voting Share of the Company, or one Class K Special Voting Share of the Company, as applicable (such shares, the “Special Voting Shares”). The Special Voting Shares entitle the holder thereof to an aggregate number of votes, on any particular matter, proposition or question, equal to the number of Exchangeable Shares (as defined below) of each of CannBioRex Purchaseco ULC and Katexco Purchaseco ULC, Canadian subsidiaries of 180, respectively, that are outstanding from time to time.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

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

Business Prior to the Business Combination

The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Although the Company was not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company was focusing on the healthcare and related wellness industry. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Unless stated otherwise, these financial statements contain information about KBL before the Closing of the Business Combination. References to the “Company,” “our,” “us” or “we” in this report refer to KBL before the Closing of the Business Combination, unless the context suggests otherwise.

The Company has one subsidiary, KBL Merger Sub, Inc., a wholly owned subsidiary of the Company incorporated in Delaware on July 3, 2019 (“Merger Sub”) for the purpose of effecting the proposed acquisition of 180 (see Business Combination, above). As of June 30, 2020, the Merger Sub had no activity.

At June 30, 2020, the Company had not yet commenced operations. All activity through June 30, 2020 related to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and the proposed acquisition of 180 (formerly known as CannBioRx Life Sciences Corp.), a Delaware corporation (see Business Combination, above). The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

JUNE 30, 2020

(unaudited)

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

Transaction costs amounted to $7,345,436, consisting of $2,875,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 10) and $445,436 of Initial Public Offering costs.

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

JUNE 30, 2020

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

JUNE 30, 2020

(unaudited)

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

The Company will provide holders of the outstanding Public Shares (“public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 10). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and, if the Company seeks stockholder approval, a majority of the shares are voted in favor of the Business Combination.

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

JUNE 30, 2020

(unaudited)

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

The initial stockholder, officers, directors and underwriters agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if they should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 10) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.19 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As the Company merged into 180 on November 6, 2020, a going concern and liquidity presentation as a stand-alone company for these restated financial statements as of their filing date is not meaningful.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

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

JUNE 30, 2020

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

Common Stock Subject to Possible Redemption (as restated)

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 334,880 and 33,618 shares of common stock subject to possible redemption at June 30, 2020 and December 31, 2019, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Stock-Based Compensation (as restated)

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares.

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

JUNE 30, 2020

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

Net (Loss) Income Per Common Share (as restated)

Net (loss) income per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2020 and 2019 have been excluded from the calculation of basic (loss) income per share for the three and six months ended June 30, 2020 and 2019 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock; (2) warrants earned (currently unissued) to purchase 18,413 shares of common stock as of June 30, 2020; and (3) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

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

Private Placement

Concurrent with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 450,000 Private Units at $10.00 per Private Unit, generating gross proceeds of $4,500,000 in a Private Placement. In addition, on June 23, 2017, the Company consummated the sale of an additional 52,500 Placement Units at a price of $10.00 per Unit, which were purchased by the Sponsor and underwriters, generating gross proceeds of $525,000. Of these, 377,500 Private Units were purchased by the Sponsor and 125,000 Private Units were purchased by the underwriters. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units (including their component securities) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and the warrants included in the Private Units (the “Private Placement Warrants”) will be non-redeemable so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Initial Public Offering. In addition, for as long as the Private Placement Warrants are held by the underwriters or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement related to the Initial Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the Initial Public Offering and have no net cash settlement provisions.

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

JUNE 30, 2020

(unaudited)

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

In connection with the Business Combination Agreement, as fully described in Note 1, the Sponsor deposited in escrow with a third-party escrow agent 1,406,250 of its Founder Shares that it acquired prior to the Company’s Initial Public Offering (the “Escrowed Shares”). See Note 10.

Related Party Advances

Through December 31, 2019, the Sponsor advanced an aggregate of $1,209,512 to fund working capital purposes and Business Combination expenses, of which $840,482 was advanced during the year ended December 31, 2019. During the year ended December 31, 2019, the Company repaid an aggregate amount of $100,000 of such advances and an aggregate amount of $314,509 was converted into loans under the March Promissory Note described below. As of June 30, 2020 and December 31, 2019, advances of $795,003 were outstanding.

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

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

In connection with the Term Sheet entered into on April 10, 2019, 180 paid, on the Company’s behalf, the Sponsor $650,000 to purchase such obligations owed to the Sponsor under the March Promissory Note (see Note 4). In December 2019, the Tyche Note was transferred to 180.

As of June 30, 2020 and December 31, 2019, there was $337,301 and $366,346, respectively, outstanding under the March Promissory Note and no amounts outstanding under the Tyche Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2020 and December 31, 2019, the Company had $337,301 and $366,346, respectively, outstanding under the March Promissory Note (see Note 4).

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

6. DOMINION CONVERTIBLE PROMISSORY NOTES (AS RESTATED)

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

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

The Company received $1,625,000 in cash from the Holder with the remainder retained by the Holder for the Original Issue Discount of $180,556. The Company incurred $323,670 in third-party fees directly attributed to the issuance of the Dominion Convertible Notes (including warrants to purchase 17,098 shares of common stock at an exercise price of $5.28 per share, which were valued at $89,154), debt discount related to the Dominion Commitment Shares and Leak-Out Shares pursuant to the transaction of $980,807 and a beneficial conversion feature of $214,814. The beneficial conversion feature of $214,814 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the Dominion Notes and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. The Company agreed to pay the principal amount, together with guaranteed interest at the annual rate of 10% (unless the Company defaults, which increases the interest rate to 15%), with principal and accrued interest on the Dominion Convertible Notes due and payable on February 11, 2021 (the “Maturity Date”), unless converted under terms and provisions as set forth within the Dominion Convertible Notes. The Dominion Convertible Notes provide the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $5.28 per share. The Dominion Convertible Notes require the Company to reserve at least 868,056 and 114,584 shares of common stock from its authorized and unissued common stock to provide for all issuances of common stock under the 10% Secured Convertible Promissory Note and 10% Senior Secured Convertible Extension Promissory Note, respectively. However, the Dominion Convertible Notes provide that the aggregate number of shares of common stock issued to the Holder under the Dominion Convertible Notes shall not exceed 4.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance (the “the Beneficial Ownership Limitation”). The Holder, upon not less than sixty-one (61) days’ prior notice to the Company, may increase or decrease the Beneficial Ownership Limitation; provided, that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Dominion Convertible Notes held by the Holder.

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

Fair market value of stock	$11.02
Exercise price	$5.28
Volatility	255%
Risk-free interest rate	18%
Derivative life (years)	0.62

The total derivative liability associated with these notes was $105,709 at June 30, 2020.

Principal of $1,805,556 remained outstanding as of June 30, 2020. Interest expense and amortization of debt discount, associated with the Dominion Convertible Notes during the three and six months ended June 30, 2020 amounted to $135,497, respectively. The unamortized discount related to the Dominion Convertible Notes was $1,678,963 at June 30, 2020.

See Note 14 for information related to subsequent conversions of the convertible notes.

7. KINGSBROOK CONVERTIBLE PROMISSORY NOTES (AS RESTATED)

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

The Company received $125,000 in cash from the Holder with the remainder retained by the Holder for the Original Issue Discount of $13,889. The Company incurred $24,897 in third-party fees directly attributed to the issuance of the Kingsbrook Convertible Notes (including warrants to purchase 1,315 shares of common stock at an exercise price of $5.28 per share, which were valued at $6,857), debt discount related to the Kingsbrook Commitment Shares pursuant to the transaction of $25 and a beneficial conversion feature of $1,577,350. The beneficial conversion feature of $1,577,350 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the Kingsbrook Notes and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. The Company recognized a $1,657,522 loss in earnings pursuant to the transaction. This amount was calculated as the excess of fair value of the liabilities recognized over the proceeds received of $1,657,522. The Company agreed to pay the principal amount, together with guaranteed interest at the annual rate of 10% (unless the Company defaults, which increases the interest rate to 15%), with principal and accrued interest on the Kingsbrook Convertible Notes due and payable on February 11, 2021 (the “Maturity Date”), unless converted under terms and provisions as set forth within the Kingsbrook Convertible Notes. The Kingsbrook Convertible Notes provide the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $5.28 per share. The Kingsbrook Convertible Notes require the Company to reserve at least 1,823,275 and 114,584 shares of common stock from its authorized and unissued common stock to provide for all issuances of common stock under the 10% Secured Convertible Promissory Note and 10% Senior Secured Convertible Extension Promissory Note, respectively. However, the Kingsbrook Convertible Notes provide that the aggregate number shares of common stock issued to the Holder under the Kingsbrook Convertible Notes shall not exceed 4.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance (the “the Beneficial Ownership Limitation”). The Holder, upon not less than sixty-one (61) days’ prior notice to the Company, may increase or decrease the Beneficial Ownership Limitation; provided, that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Kingsbrook Convertible Notes held by the Holder.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Fair market value of stock	$11.02
Exercise price	$5.28
Volatility	255%
Risk-free interest rate	18%
Derivative life (years)	0.62

The total derivative liability associated with these notes was $108,479 at June 30, 2020.

Principal of $1,796,411 remained outstanding as of June 30, 2020. Interest expense and amortization of debt discount, associated with the Kingsbrook Convertible Notes during the three and six months ended June 30, 2020 amounted to $134,760, respectively. The unamortized discount related to the Kingsbrook Convertible Notes was $1,598,740 at June 30, 2020.

See Note 14 for information related to subsequent conversions of the convertible notes.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

8. ACCRUED EXPENSES (AS RESTATED)

A.G.P. Fees (as restated)

On January 23, 2020, the Company entered into an agreement with Alliance Global Partners (“A.G.P”), whereby A.G.P. would serve as the exclusive placement agent and investment banker in a private placement (“Placement”) of $15,000,000 of equity or equity-like securities of the Company. The Company would pay A.G.P an aggregate cash placement fee equal to 8% of the face amount of securities in the Placement, which is due upon the closing of a Placement. In addition, upon the closing of a Placement, the Company shall issue A.G.P warrants to purchase the number of shares of common stock of the Company equal to 5% of the aggregate number of shares of common stock included in the Placement. See Notes 6, 7 and 9 for additional information.

Resignation Agreement (as restated)

On June 12, 2020, the Company entered into a reimbursement agreement with the former Chief Executive Officer of the Company, a former Director and the former Chief of Staff and a resignation agreement with the former Chief Executive Officer and Tyche Capital LLC, whereby upon the closing of the Business Combination, their employment would be terminated with the Company (collectively referred to as the “Resignation Agreement”). Pursuant to the Resignation Agreement, 180 became obligated to reimburse the Company $135,000 for certain out-of-pocket expenses paid for by the Company, in exchange for 25,568 shares of common stock issuable to 180. In addition, pursuant to the Resignation Agreement, the Company became obligated to pay a cash severance payment of $500,000 (of which $200,000 was paid during September 2020) to the former Chief Executive Officer. Finally, pursuant to the Resignation Agreement, the Escrow Agent became obligated to release 500,000 shares of common stock to the Sponsor and the Company became obligated to issue 500,000 replacement shares of common stock to the escrow agent (see Note 11 for additional information).

9. ACCRUED ISSUABLE EQUITY (AS RESTATED)

As of June 30, 2020, warrants to purchase an aggregate of 18,413 shares of common stock at an exercise price of $5.28 per shares were issuable to A.G.P. (see Note 8) in connection with the placement of the Dominion and Kingsbrook convertible notes (see Notes 6 and 7) and were valued at $96,011 using the Black-Scholes option pricing model and certain assumptions (restricted stock price of $5.25; expected term of 4.5 years; volatility of 255%; dividends of 0.00% and a risk-free rate of 0.33%).

10. COMMITMENTS AND CONTINGENCIES (AS RESTATED)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JUNE 30, 2020

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

Business Combination (as restated)

On April 10, 2019, the Company entered into a non-binding term sheet (the “Term Sheet”) for a Business Combination transaction (the “Transaction”) with 180. In connection with the Term Sheet, 180, Katexco, CBR Pharma and 180 LP agreed to loan $400,000 to the Company to be used to fund the Company’s operating expenses, deal transaction expenses and any financing expenses for the Transaction (the “Operating Expenses”), and up to an additional $300,000 to be used by the Company in connection with any future extensions of the deadline for the Company to consummate a Business Combination (the “Extension Expenses”).

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

In connection with the Term Sheet, 180 paid, on the Company’s behalf, $650,000 to the Sponsor to purchase $650,000 of the obligations owed to the Sponsor under the March Promissory Note (the “Tyche Note”), but Tyche waived any rights under the assigned portion of the March Promissory Note to convert the obligations under the assigned portion of the March Promissory Note into units of the post-Business Combination entity. Pursuant to the Term Sheet, Tyche also agreed to provide equity financing for the Transaction to ensure that the Company has sufficient cash at the closing of the Transaction to meet its $5,000,001 net tangible assets test. In December 2019, the $650,000 Tyche Note was transferred to 180.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

On July 25, 2019, the Company entered into the Business Combination Agreement with 180, the 180 Subsidiaries, Merger Sub, and the Stockholder Representative, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, Merger Sub will merge with and into 180, with 180 continuing as the Company’s wholly owned subsidiary at the closing.

Subject to the terms and conditions of the Business Combination Agreement, at the Closing, (a) each outstanding share of 180 common stock will be converted into the right to receive a number of shares of the Company’s common stock equal to the exchange ratio described below; (b) each outstanding share of 180 preferred stock will be converted into the right to receive a number of shares of the Company’s preferred stock on a one-for-one basis; and (c) each outstanding exchangeable share of 180 or any of the 180 Subsidiaries, as the case may be, will be converted into the right to receive a number of exchangeable shares equal to the exchange ratio described below. Each exchangeable share will be an exchangeable share in a Canadian subsidiary of the Company that will be exchangeable for common stock.

Subject to the terms and conditions of the Business Combination Agreement, at the Closing, the Company will acquire 100% of the outstanding equity and equity equivalents of 180 (including options, warrants or other securities that have the right to acquire or convert into equity securities of the Company) in exchange for 17,500,000 shares of KBL Common Stock (the “Transaction Shares”), subject to adjustment. The total consideration will be reduced by the amount of any liabilities of 180 in excess of $5 million at the Closing.

The 180 Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

During the year ended December 31, 2019, the Company received additional advances in the aggregate amount of $1,049,825 from the 180 Parties to fund Operating Expenses and Extension Expenses. During the six months ended June 30, 2020, the Company repaid advances in the amount of $330,000. As of June 30, 2020 and December 31, 2019, a total of $1,379,815 and $1,699,825, respectively, is due under the advances from the 180 Parties.

See Note 14 – Subsequent Events for additional information.

Founder Shares Escrow (as restated)

In connection with the Business Combination Agreement, the Sponsor deposited in escrow with a third-party escrow agent 1,406,250 of its Founder Shares that it acquired prior to the Company’s Initial Public Offering (the “Escrowed Shares”). Contingent upon fulfillment of Tyche’s obligations under the Tyche Backstop agreement, the Escrowed Shares are to be transferred to Tyche, less any portion used for financing for the Transaction, upon the earlier of (i) the closing of the Transaction or (ii) a Liquidation; provided, that if the Company consummates its initial Business Combination with a third party other than 180 or its affiliates, upon the consummation of such Business Combination, in addition to paying the loans described above, the Sponsor will transfer to Tyche a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial Business Combination. See Note 8 – Resignation Agreement for additional information related to the Escrowed Shares.

Additional information on the Business Combination is available in the Company’s Form S-4 filed by us with the SEC on November 12, 2019 and amended on February 10, 2020.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Convertible Preferred Stock (as restated)

On June 26, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) dated June 12, 2020, whereby upon the second closing pursuant to the SPA, upon the registration statement becoming effective, as well as certain other conditions being satisfied, the Company shall have the right to have a certain investor purchase all of the authorized Series A Convertible Preferred Stock (1,000,000 shares) of the Company for an aggregate purchase price of $3,000,000. The Preferred Stock shall be convertible into common stock at a conversion price of $5.28 per share at the election of the holder at any time following issuance, subject to adjustment. At any time following the three-month anniversary of the Business Combination, the holder of the Preferred Stock has the right to force the Company to redeem all or any portion of the Preferred Stock then owned by the holder in cash. From and after the first date of issuance of the Series A Convertible Preferred Stock, each holder shall be entitled to receive dividends, which shall be paid by the Company, of 10% compounded daily. In the event of a liquidation event, the holders shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution. Holders of the Series A Convertible Preferred Stock shall have no voting rights. The Series A Convertible Preferred Stock are anti-dilutive, therefore upon the consummation of each dilutive issuance, the conversion price shall be reduced and only reduced to equal the lower of (i) the base share price and (ii) the lowest volume weighted average price in the five (5) days immediately following. Such adjustment shall be made whenever such shares of common stock or common stock equivalents are issued. On June 29, 2020, the Company filed a Certificate of Designation designating the terms of the Series A Convertible Preferred Stock.

Mintz Legal Fees (as restated)

On April 18, 2019, the Company engaged Mintz, Levin, Cohn, Ferris, Glovsky and Popeo P.C. (“Mintz”) as legal counsel to assist the Company with the acquisition of 180 and other related matters. Pursuant to this engagement, Mintz obtained an advance of $200,000 and agreed to charge the Company for their services on a time and disbursement basis. Besides the advance that was paid to Mintz, the remaining unbilled amounts were not due and payable unless, and until, a business combination occurred, upon which Mintz will be due a 30% premium in addition to its unpaid fees. Upon the closing of a business combination, the Company will be invoiced by Mintz for $1,472,070, which includes the premium.

 EarlyBird Finder’s Fee (as restated)

On October 17, 2018, the Company entered into an agreement with EarlyBirdCapital, Inc. (“EarlyBird”), whereby EarlyBird would introduce potential targets to the Company on a non-exclusive basis for the purpose of consummating a merger, capital stock exchange, asset acquisition, or other similar business combination. Upon the closing of a transaction, the Company agreed to pay EarlyBird a finder’s fee, payable in cash, of 1% of the value of the transaction, minus any liabilities at closing in excess of $5,000,000, as defined in the Business Combination Agreement.

Cantor Fitzgerald Fees (as restated)

On February 17, 2018, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”), whereby Cantor would act as the Company’s financial advisor with any transaction or any potential target entity. Pursuant to the agreement, transaction refers to a transaction or series of related transactions, whereby, directly or indirectly, control of, or a significant interest in, any acquiree’s or any acquiree’s business or assets is transferred to the Company for consideration, including, without limitation, a sale, acquisition of exchange of stock, etc., in any case that qualifies as a business combination. The Company agreed to pay Cantor based on the following terms, but not to exceed $4,000,000:

●	if the acquiree in the transaction is not a KBL relationship, the Company agreed to pay Cantor 1.10% of the aggregate consideration involved in the transaction, subject a minimum fee of $2,000,000;

●	if the acquiree in the transaction is a KBL relationship, the Company agreed to pay Cantor 0.825% of the aggregate consideration involved in the transaction, subject a minimum fee of $1,500,000;

●	if another entity is providing merger and acquisition services and the acquiree in the transaction is not a KBL relationship, the Company agreed to pay Cantor 1.10% of the aggregate consideration involved in the transaction, minus the fee owed to the other entity, subject a minimum fee of $1,500,000; and

●	if another entity is providing merger and acquisition services and the acquiree in the transaction is a KBL relationship, the Company agreed to pay Cantor 0.825% of the aggregate consideration involved in the transaction, minus the fee owed to the other entity, subject a minimum fee of $1,500,000.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

On November 6, 2020, the Company and Cantor entered into a settlement and release agreement, whereby the Company agreed to issue Cantor 150,000 fully paid shares of restricted common stock upon the closing of the Business Combination, in full satisfaction of the obligations outlined in the original agreement dated February 17, 2018 (see Note 14).

Ladenburg Fees (as restated)

The Company entered into a verbal agreement with Ladenburg & Thalmann and Co. Inc. (“Ladenburg”), whereby Ladenburg would act as the Company’s financial advisor with any transaction or any potential target entity and the Company would pay Ladenburg for their services.

On November 3, 2020, the Company and Ladenburg entered into a settlement and release agreement, whereby the Company agreed to issue Ladenburg 100,000 fully paid shares of restricted common stock, in full satisfaction of any and all obligations upon the closing of the Business Combination (see Note 14).

Resignation Agreement (as restated)

Pursuant to the Resignation Agreement discussed in Note 8, the Company committed to issue 25,568 shares of common stock to 180 in exchange for $135,000 of cash, which has not closed as of June 30, 2020.

11. STOCKHOLDERS’ EQUITY (AS RESTATED)

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there are no preferred shares issued or outstanding.

Common Stock (as restated)

The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 5,139,222 and 4,458,149 shares of common stock issued and outstanding, respectively, excluding 334,880 and 33,618 shares of common stock subject to possible redemption, respectively.

Stock-Based Compensation (as restated)

As of June 30, 2020, 500,000 shares of common stock valued at $2,625,000 (using a restricted stock price of $5.25 per share) were issuable to the escrow account in order to replace 500,000 shares that the Escrow Agent is scheduled to release to the Sponsor, all pursuant to the Resignation Agreement (see Note 8). The 500,000 shares that are scheduled to be released by the Sponsor are fully vested and the grant date value of $2,625,000 was charged as stock-based compensation within general and administrative expenses in the accompanying statement of operations and additional paid-in capital was credited for the six months ended June 30, 2020. During the three and six months ended June 30, 2020, the Company recorded $2,625,000 and $2,625,000, respectively, for this transaction.

12. TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

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

JUNE 30, 2020

(unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account - U.S Treasury
Securities Money Market Fund	1	$11,276,350	$11,877,654
Accrued Issuable Equity (A.G.P. warrants)	3	$ 96,011	-
Derivative Liability	3	$214,188	$-

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

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

At June 30, 2020 and December 31, 2019 there were no transfers in or out between the levels in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances measured using significant unobservable inputs (Level 3):

Balance - January 1, 2020	$-
Initial classification of derivative liability	$214,188
Initial classification of accrued issuable equity (A.G.P. warrants)	$96,011
Balance - June 30, 2020	$310,199

13. COMPARISON OF RESTATED FINANCIAL STATEMENTS TO FINANCIAL STATEMENTS AS PREVIOUSLY REPORTED

In these restated financial statements and footnotes, we have added disclosure in Note 10 for previously undisclosed contingent liabilities. The following tables compare the Company’s previously issued Balance Sheet, Statement of Operations and Statement of Cash Flows as of June 30, 2020 and for the three and six months then ended to the corresponding restated financial statements for that period end. The adjustments that relate to the restated financial statements are:

●

the recording of a liability for the $155,555 cash fee and the $96,011 value of the warrants due to A.G.P related to the placement of the Dominion and Kingsbrook convertible promissory notes and the related debt discount recorded against those convertible promissory notes as of June 30, 2020;

●	the recording of a $144,085 reduction of the beneficial conversion features associated with the convertible promissory notes and the related reduction of the debt discount;

●	the recording of a liability for the $500,000 cash fee due to the former Chief Executive Officer in connection with the Resignation Agreement as of June 30, 2020;

●	the recording of stock-based compensation during the three and six months ended June 30, 2020 of $2,625,000 and $2,625,000, respectively, for the value of the 500,000 shares of common stock that the Company is obligated to replace with the Escrow Agent after the Escrow Agent became obligated to return 500,000 Founder Shares to the Sponsor, both as a result of the Resignation Agreement; and

●

the recording of the transfer of $3,269,085 of common stock subject to redemption (temporary equity) to common stock (permanent equity), in order to maintain stockholders’ equity in excess of $5,000,001 as of June 30, 2020.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

The effects of the restatement on the line items within the Company’s unaudited Condensed Consolidated Balance Sheet as of June 30, 2020 are as follows:

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020
	As Originally Reported	Adjustments	As Restated

Assets
Current assets:
Cash	$257,601	$-	$257,601
Restricted cash	787,865	-	787,865
Prepaid income taxes	21,806	-	21,806
Prepaid expenses	118,645	-	118,645
Total current assets	1,185,917	-	1,185,917

Other assets	163,797	-	163,797
Marketable securities held in Trust Account	11,276,350	-	11,276,350
Total Assets	$12,626,064	$-	$12,626,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$339,497	$655,555	$995,052
Accrued issuable equity	-	96,011	96,011
March promissory note – related party	337,301	-	337,301
Due to related party	795,003	-	795,003
Advances due - 180	1,379,815	-	1,379,815
Convertible promissory notes, net of debt discount	431,745	(107,481)	324,264
Derivative liability	214,188	-	214,188
Total liabilities	3,497,549	644,085	4,141,634

Commitments and contingencies

Common stock subject to possible redemption	4,128,507	(644,085)	3,484,422

Stockholders’ Equity:
Preferred stock	-	-	-
Common stock	508	6	514
Additional paid-in capital	6,458,398	3,124,994	9,583,392
(Accumulated deficit)/Retained earnings	(1,458,898)	(3,125,000)	(4,583,898)
Total Stockholders’ Equity	5,000,008	-	5,000,008
Total Liabilities and Stockholders’ Equity	$12,626,064	$-	$12,626,064

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

The effects of the restatement on the line items within the Company’s unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2020 are as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated

General and administrative expenses	$388,039	$3,125,000	$3,513,039	$635,631	$3,125,000	$3,760,631
Loss from operations	388,039	3,125,000	3,513,039	635,631	3,125,000	3,760,631

Other (expense) income:
Interest expense	(270,257)	-	(270,257)	(270,257)	-	(270,257)
Loss on issuance of convertible promissory note	(1,657,522)	-	(1,657,522)	(1,657,522)	-	(1,657,522)
Interest income	2,950	-	2,950	38,438	-	38,438
Other (expense) income, net	(1,924,829)	-	(1,924,829)	(1,889,341)	-	(1,889,341)

(Loss) income before income taxes	(2,312,868)	(3,125,000)	(5,437,868)	(2,524,972)	(3,125,000)	(5,649,972)
BBenefit (provision) from income taxes	1,480	-	1,480	(3,827)	-	(3,827)
Net (loss) income	$(2,311,388)	$(3,125,000)	$(5,436,388)	$(2,528,799)	$(3,125,000)	$(5,653,799)

Weighted average shares outstanding
Basic	4,479,278	-	4,479,278	4,468,714	-	4,468,714
Diluted	4,479,278	-	4,479,278	4,468,714	-	4,468,714

Net (loss) income per common share
Basic	$(0.52)	$(0.69)	$(1.21)	$(0.57)	$(0.70)	$(1.27)
Diluted	$(0.52)	$(0.69)	$(1.21)	$(0.57)	$(0.70)	$(1.27)

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

The effects of the restatement on the line items within the Company’s unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2020 are as follows:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated

Cash Flows from Operating Activities:
Net (loss) income	$(2,528,799)	$(3,125,000)	$(5,653,799)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(38,438)	-	(38,438)
Stock-based compensation	-	2,625,000	2,625,000
Amortization of debt discount	252,493	-	252,493
Loss on issuance of convertible promissory notes	1,657,522	-	1,657,522
Changes in operating assets and liabilities:
Prepaid income taxes	3,827	-	3,827
Prepaid expenses	(66,855)	-	(66,855)
Other asset	(163,797)	-	(163,797)
Accounts payable and accrued expenses	71,074	500,000	571,074
Net cash and restricted cash used in operating activities	(812,973)	-	(812,973)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	728,884	-	728,884
Investment of cash in Trust Account	(89,142)	-	(89,142)
Net cash and restricted cash provided by investing activities	639,742	-	639,742

Cash Flows from Financing Activities:
Proceeds from promissory note – CannBioRx	9,990	-	9,990
Repayment of promissory note - CannBioRx	(330,000)	-	(330,000)
Proceeds from convertible promissory note – related party	33,877	-	33,877
Repayment of convertible promissory note – related party	(62,922)	-	(62,922)
Proceeds from convertible promissory notes	1,750,000	-	1,750,000
Redemptions of common stock	(728,884)	-	(728,884)
Net cash and restricted cash provided by (used in) financing activities	672,061	-	672,061

Net Change in Cash and Restricted Cash	498,830	-	498,830
Cash and Restricted Cash – Beginning of period	546,636	-	546,636
Cash and Restricted Cash – Ending of period	$1,045,466	$-	$1,045,466

Supplementary cash flow information:

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$4,510,285	$(644,085)	$3,866,200
Waiver of deferred underwriting fee	$4,025,000	$-	$4,025,000
Accrual of debt issuance costs	$-	$251,566	$251,566
Initial classification of debt discount in connection with issuance of convertible promissory note	$3,208,527	$107,481	$3,316,008
Initial classification of derivative liability in connection with issuance of convertible promissory note	$214,188	$-	$214,188
Original issue discount in connection with issuance of convertible promissory note	$194,445	$-	$194,445
Initial classification of debt discount and issuance of commitment shares and leak-out shares in connection with convertible promissory note	$3,014,082	$107,481	$3,121,563

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

14. SUBSEQUENT EVENTS (AS RESTATED)

Extension of the Consummation of the Business Combination

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

Alpha Convertible Promissory Notes

On September 8, 2020, KBL entered into a Securities Purchase Agreement (the “SPA”) whereby it issued to Alpha Capital Anstalt (“Alpha”), secured convertible promissory notes in the aggregate principal amount of $1,111,111.11 (collectively, the “Notes”) for an aggregate purchase price of $1,000,000. The Notes are subject to 10% original issue discount, are due on April 7, 2021, and accrue interest at the rate of 10% per annum, with interest being guaranteed to the maturity of the Notes, regardless of when any Note is converted. The Notes are all initially convertible into the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a per share conversion price equal to $5.28. Beginning ninety (90) days following the Company’s completion of its contemplated Business Combination, the conversion price will equal the lowest volume weighted average price (“VWAP”) of the Company’s Common Stock during the five (5) trading day period ending on the trading day immediately prior to the conversion date, but in no event will the conversion price be lower than $2.00. In connection with the closing of the transactions contemplated by the SPA, the Company issued an aggregate of 100,000 restricted shares of Common Stock to the investors. See Convertible Note Conversions in this Note 14.

Common Stock Redemptions

At a special meeting of stockholders held on November 5, 2020, stockholders holding 816,461 public shares exercised their right to redeem such public shares into a pro rata portion of the Trust Account. As a result, an aggregate of $9,006,493 was removed from the Company’s trust account to pay such holders. Following such redemptions, a total of $1,367,365 remained in the Company’s trust account.

Adoption of 2020 Omnibus Incentive Plan

At a special meeting of stockholders held on November 5, 2020, the stockholders of the Company considered and approved the 2020 Omnibus Plan (the “Incentive Plan”) and reserved 3,718,140 shares of common stock for issuance thereunder. The Incentive Plan was previously approved, subject to stockholder approval, by the Board of Directors of the Company. The Incentive Plan became effective immediately upon the closing of the Business Combination.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Closing of the Business Combination

On November 6, 2020, the Company consummated the previously announced Business Combination following a special meeting of stockholders held on November 5, 2020, where the stockholders of KBL considered and approved, among other matters, a proposal to adopt that certain Business Combination Agreement, dated as of July 25, 2019. Pursuant to the Business Combination Agreement, among other things, Merger Sub merged with and into 180, with 180 continuing as the surviving entity and a wholly-owned subsidiary of the Company. In connection with, and prior to, the Closing, 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp. and KBL Merger Corp. IV changed its name to 180 Life Sciences Corp. See Note 1 – Description of Organization, Business Operations and Restatement for additional information related to the closing of the Business Combination.

Common Stock Issued to Cantor Fitzgerald and Ladenburg Thalmann

On November 6, 2020, upon the closing of the Business Combination, the Company issued 150,000 shares of restricted common stock to Cantor Fitzgerald & Co. in accordance with the settlement and release agreement signed on November 6, 2020 (see Note 10).

On November 6, 2020, upon the closing of the Business Combination, the Company issued 100,000 shares of restricted common stock to Ladenburg Thalmann & Co. Inc. in accordance with the settlement and release agreement signed on November 3, 2020 (see Note 10).

Other Common Stock Issuances

Upon the closing of the Business Combination, the Company issued 198,751 shares of common stock to the Sponsor upon the automatic conversion of a convertible promissory note in the principal amount of $795,003 that the Company previously issued to the Sponsor. In addition, upon the closing of the Business Combination, the Company issued an aggregate of 73,629 shares of common stock to three holders of promissory notes in the principal amount of approximately $278,509 that were previously issued by 180 upon the automatic conversion of such notes.

Amendment to the SPA Agreement with Dominion Capital LLC

On November 25, 2020, the Company entered into an amended agreement with Dominion and Kingsbrook to amend the secured convertible promissory notes in the original aggregate principal amount of $3,601,966 (after giving effect to a 10% original issue discount) that the Company issued pursuant to the purchase agreement (the “Notes”) so that the Fixed Conversion Price of the Notes, during the ninety (90) day period following November 6, 2020, shall be equal to the lower of: (A) ninety-six percent (96%) of the lowest volume weighted average price of the common stock of the Company on the NASDAQ Capital Market during the five (5) trading day period ending on the trading day immediately prior to the applicable conversion date and (B) $5.28; provided, that in no event shall the Fixed Conversion Price be lower than $2.00 (in each case, as appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the number of shares of common stock prior to such date). No other changes were made to the Notes as a result of the Amendment Agreement. The change of the conversion price of the Notes, triggered the most-favored-nation clause and changed the conversion price of the Series A Convertible Preferred Stock to be the same price as the Notes.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Convertible Debt Conversions

After the closing of the Business Combination, from November 27, 2020 to January 25, 2021, the holders of the Company’s convertible promissory notes converted an aggregate of $3,995,966, which includes accrued interest of $362,624, which is owed under such convertible notes into an aggregate of 1,858,021 shares of our common stock, pursuant to the terms of such notes, as amended, at conversion prices of between $2.00 and $2.86 per share.

Series A Convertible Preferred Stock Issuance and Conversions

The Company satisfied the conditions for issuing the Series A Convertible Preferred Stock to Dominion Capital, LLC by obtaining an effective registration statement just prior to the closing of the Business Combination. After the closing of the Business Combination, from November 30, 2020 to December 18, 2020, Dominion Capital, LLC, converted a total of 1,000,000 shares of Series A Convertible Preferred Stock of the Company, pursuant to that certain Securities Purchase Agreement, dated as of June 12, 2020, with a total conversion value of $3,666,667, into an aggregate of 1,619,144 shares of the Company’s common stock, at conversion prices of between $2.00 and $2.31 per share (after adjusting the conversion price of such preferred stock in connection with certain anti-dilutive rights). Due to such conversions, the Company currently has no shares of Series A Convertible Preferred Stock issued or outstanding. As a result of the conversions of the Series A Convertible Preferred Stock, a total of $3 million, which was previously held in escrow in connection with the purchase of the Series A Convertible Preferred Stock, was released to the Company.

Notice of Acceleration

On December 29, 2020, the Company received notice from Marlene Krauss, M.D., the former Chief Executive Officer and director of KBL, alleging the occurrence of an event of default of the terms of a certain promissory note in the amount of $371,178, dated March 15, 2019, evidencing amounts owed by the Company to KBL IV Sponsor LLC (which Dr. Krauss serves as sole managing member of), for failure to repay such note within five days of the release of funds from escrow in connection with the Purchase Agreement. Dr. Krauss has declared the entire amount of the note to be immediately due and payable. The note, pursuant to its terms, accrues damages of $2,000 per day until paid in full (subject to a maximum amount of damages equal to the principal amount of the note upon the occurrence of the event of default thereunder). Due to the matters described in Note 10, as restated, to these financial statements, there are disputes regarding any amounts that may be due to Dr. Krauss under the note.

Potential Legal Matters

The Company may initiate legal action against former executives of KBL for non-disclosure in these financial statements of the matters disclosed in Note 13. If such legal action is initiated, the Company would seek damages to cover, at a minimum, the unrecorded and contingent liability obligations and legal fees. There can be no assurance that if such legal action is initiated that the Company will be successful in its legal actions.

Related Party Transactions

On November 6, 2020, the Company transferred $360,000 to its former Chief Executive Officer’s personal account and on November 10, 2020, an additional $300,000 was transferred to KBL Sponsor’s bank account, of which $125,000 was subsequently paid to the Company’s legal counsel for services related to the Business Combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to 180 Life Sciences Corp. (formerly known as KBL Merger Corp. IV). References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to KBL IV Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On April 10, 2019, we entered into the Term Sheet with 180, the 180 Subsidiaries, and Tyche, pursuant to which we would acquire 100% of the outstanding equity and equity equivalents of 180 (including options, warrants or other securities that have the right to acquire or convert into equity securities of 180) in exchange for 17,500,000 shares of our common stock, subject to adjustment. Due to Canadian tax considerations, it was contemplated that 180 would not be acquiring the shares of the Canadian shareholders in Katexco and CBR Pharma. Those shareholders will continue to hold Exchangeable Shares in each of CannBioRex Purchaseco ULC and Katexco Purchaseco ULC, Canadian subsidiaries of 180, which are exchangeable for common stock of 180 and ultimately, upon the Closing, become exchangeable for shares of our common stock. The Term Sheet was intended to express only a mutual indication of interest in the Business Combination and did not represent a legally binding commitment or obligation on the part of the parties. We announced the entry into the Term Sheet on April 16, 2019 but did not identify 180.

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

In connection with the Term Sheet, 180 paid, on the Company’s behalf, $650,000 to the Sponsor, to purchase $650,000 of the obligations owed to the Sponsor under the March Promissory Note (the “Sponsor Note”), but Tyche waived any rights under the assigned portion of the Sponsor Note to convert the obligations under the assigned portion of the Sponsor Note into units of the post Business Combination entity. In the Term Sheet, Tyche also agreed to provide equity financing for the Business Combination to ensure that we have sufficient cash at the Closing to meet our $5,000,001 net tangible assets test.

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

On June 12, 2020, we entered into the Dominion Convertible Notes with Dominion Capital LLC (the “Holder”), which was issued to the Holder in conjunction with 400,000 shares of common stock (the “Dominion Commitment Shares”). In conjunction with the SPA, we entered into a series of Leak Out Agreements in which certain parties agreed that they would not sell, dispose or otherwise transfer, in aggregate more than 5% of the composite daily trading volume of our common stock. Pursuant to the Leak-Out Agreement between us and Caravel CAD Fund Ltd., we issued 404,245 restricted shares of common stock.

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

Restatement for Correction of an Error

The Company has determined that it was necessary to amend the June 30, 2020 Form 10-Q in order to restate the financial statements to record previously unrecorded liabilities and to add certain disclosures related to contingent liabilities. See Note 13 to the financial statements for additional details.

In addition to the restatement of the financial statements, certain information within the following notes to the condensed consolidated financial statements have been restated to reflect the correction of a misstatement discussed above as well as to add disclosure language as appropriate to the following footnotes:

●	Note 1. Description of Organization and Business Operations

●	Note 2. Summary of Significant Accounting Policies

●	Note 6. Dominion Convertible Promissory Notes

●	Note 7. Kingsbrook Convertible Promissory Notes

●	Note 8. Accrued Expenses

●	Note 9. Accrued Issuable Equity

●	Note 10. Commitments and Contingencies

●	Note 11. Stockholders’ Equity

●	Note 14. Subsequent Events

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

For the three months ended June 30, 2020, we had a net loss of $5,436,388, which consists of operating costs of $3,513,039, interest expense of $270,257 related to the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes and $1,657,522 of loss on the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes, offset by interest income on marketable securities held in the Trust Account of $2,950 and a benefit for income taxes of $1,480.

For the six months ended June 30, 2020, we had a net loss of $5,653,799, which consists of operating costs of $3,760,631, interest expense of $270,257 related to the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes, $1,657,522 of loss on the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes and a provision for income taxes of $3,827, offset by interest income on marketable securities held in the Trust Account of $38,438.

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

As of June 30, 2020, we had cash of $257,601 held outside the Trust Account, which is available for use by us to finance the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2020, we had accounts payable and accrued expenses of $995,052.

For the six months ended June 30, 2020, cash and restricted cash used in operating activities amounted to $812,973. Net loss of $5,653,799 was affected by stock-based compensation expense of $2,625,000, interest earned on marketable securities held in the Trust Account of $38,438, loss on the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes of $1,657,522, interest expense related to the amortization of the debt discount on the Dominion Convertible Notes and Kingsbrook Convertible Notes of $252,493 and changes in our operating assets and liabilities, which used cash of $344,249.

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

Going Concern and Liquidity

As the Company merged into 180 on November 6, 2020, a going concern and liquidity presentation as a stand-alone company for the restated financial statements included herein, as of their filing date is not meaningful.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 334,880 and 33,618 shares of common stock subject to possible redemption at June 30, 2020 and December 31, 2019, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, solely due to the matters that led to the filing of this Amended Quarterly Report on Form 10-Q in order to disclose additional contingent liabilities and in order to restate the financial statements to record previously unrecorded liabilities.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q/A had not yet been identified. Subsequent to the period covered by this Quarterly Report on Form 10-Q/A, we consummated the Business Combination, and in connection therewith, a new Board of Directors was elected, which appointed new members of the Board’s Audit Committee and new members of management, including a new Chief Financial Officer. Furthermore, new management has engaged a new accounting advisor to assist in their financial reporting process.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Amended Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Amended Quarterly Report on Form 10-Q/A.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP. (f/k/a KBL MERGER CORP. IV)

Date: February 5, 2021		/s/ James N. Woody, M.D., Ph.D.
	Name:	James N. Woody, M.D., Ph.D.
	Title:	Chief Executive Officer
(Principal Executive Officer)

180 LIFE SCIENCES CORP. (f/k/a/ KBL MERGER CORP. IV)

Date: February 5, 2021		/s/ Ozan Pamir
	Name:	Ozan Pamir
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)