Form 10-Q/A
period 2020-09-30
180 Life Sciences Corp.
filed 2021-02-05
CIK 1690080

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of November 16, 2020, there were 18,032,018 shares of the Company’s common stock issued and outstanding (as of February 4, 2020, there were 24,113,292 shares of common stock issued and outstanding).

EXPLANATORY NOTE

As previously reported in the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) on December 31, 2020, on December 29, 2020, the Board of Directors of the Registrant concluded, after discussion with the Registrant’s management and the independent registered public accounting firm for KBL (defined below), that the consolidated financial statements of the Registrant, which were prepared by the former KBL management for the interim period ended September 30, 2020, should no longer be relied upon due to errors in the consolidated financial statements and should be restated.

The purpose of this Amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2020 is to amend the Form 10-Q filed with the Securities and Exchange Commission on November 24, 2020 (the “Form 10-Q”) to include additional disclosures related to contingent liabilities and to restate the financial statements to record certain previously unrecorded liabilities and other transactions. See Note 14 to the restated consolidated financial statements included herein for additional details.

Business Combination

On November 6, 2020, subsequent to the fiscal quarter ended September 30, 2020, the fiscal quarter to which this Amended Quarterly Report on Form 10-Q/A (this “Report”) relates, KBL Merger Corp. IV (the “Company” or, prior to the closing of the Business Combination, sometimes referred to herein as “KBL”) consummated the previously announced business combination (the “Business Combination”) following a special meeting of stockholders, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt that certain Business Combination Agreement (as amended, the “Business Combination Agreement”), dated as of July 25, 2019, entered into by and among the Company, KBL Merger Sub, Inc. (“Merger Sub”), 180 Life Corp. (f/k/a 180 Life Sciences Corp.) (“180”), Katexco Pharmaceuticals Corp. (“Katexco”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), 180 Therapeutics L.P. (“180 LP” and together with Katexco and CBR Pharma, the “180 Subsidiaries” and, together with 180, the “180 Parties”), and Lawrence Pemble, in his capacity as representative of the stockholders of the 180 Parties (the “Stockholder Representative”). Pursuant to the Business Combination Agreement, among other things, Merger Sub merged with and into 180, with 180 continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). The Merger became effective on November 6, 2020 (the closing of the Merger being referred to herein as the “Closing”). In connection with, and prior to, the Closing, 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp., and KBL Merger Corp. IV changed its name to 180 Life Sciences Corp.

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
	(unaudited)
	(as restated)

Assets
Current Assets
Cash	$473,851	$546,636
Restricted cash	179,014	-
Prepaid income taxes	25,633	25,633
Prepaid expenses	42,665	51,790
Total current assets	721,163	624,059

Marketable securities held in Trust Account	10,303,227	11,877,654
Total Assets	$11,024,390	$12,501,713

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,399,591	$268,423
Accrued issuable equity	207,397	-
March promissory note – related party	287,301	366,346
Loans payable	10,000	-
Due to related party	795,003	795,003
Advances due - 180	543,161	1,699,825
Convertible promissory notes, net of debt discount	1,777,660	-
Derivative liability	256,670	-
Total current liabilities	6,276,783	3,129,597

Deferred underwriting fees	-	4,025,000
Total Liabilities	6,276,783	7,154,597

Commitments

Common stock subject to possible redemption, $0.0001 par value; 0 and 33,618 shares as of September 30, 2020 and December 31, 2019, respectively (at approximately $10.59 and $10.33 per share, respectively)	-	347,106

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized (see Note 10); no shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; 35,000,000 shares authorized (see Note 10); 5,467,916 and 4,458,149 shares issued and outstanding (excluding 0 and 33,618 shares subject to possible redemption, respectively) as of September 30, 2020 and December 31, 2019, respectively	547	446
Additional paid-in capital	12,680,301	3,929,663
(Accumulated deficit)/Retained earnings	(7,933,241)	1,069,901
Total Stockholders’ Equity	4,747,607	5,000,010
Total Liabilities and Stockholders’ Equity	$11,024,390	$12,501,713

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(as restated)		(as restated)

General and administrative expenses	$1,786,122	$225,699	$5,546,753	$786,980
Loss from operations	1,786,122	225,699	5,546,753	786,980

Other (expense) income:
Interest expense	(1,551,342)	-	(1,821,599)	-
Loss on issuance of convertible promissory note	-	-	(1,657,522)	-
Interest income	266	255,254	38,704	1,203,538
Change in fair value of derivative liability and accrued issuable equity	(15,972)	-	(15,972)	-
Other (expense) income, net	(1,567,048)	255,254	(3,456,389)	1,203,538

(Loss) income before income taxes	(3,353,170)	29,555	(9,003,142)	416,558
Benefit (provision) for income taxes	3,827	(51,345)	-	(217,583)
Net (loss) income	$(3,349,343)	$(21,790)	$(9,003,142)	$198,975

Weighted average shares outstanding
Basic	5,239,222	4,264,291	4,727,424	4,197,910
Diluted	5,239,222	4,264,291	4,727,424	8,168,215

Net (loss) income per common share
Basic	$(0.64)	$(0.01)	$(1.90)	$0.05
Diluted	$(0.64)	$(0.01)	$(1.90)	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

				Retained
			Additional	Earnings/	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - January 1, 2020	4,458,149	$446	$3,929,663	$1,069,901	$5,000,010

Change in the value of common stock subject to possible redemption	21,129	2	217,406	-	217,408

Net loss	-	-	-	(217,411)	(217,411)
Balance - March 31, 2020	4,479,278	$448	$4,147,069	$852,490	$5,000,007

Change in the value of common stock subject to possible redemption (1) (as restated)	(390,056)	(39)	(4,083,569)	-	(4,083,608)

Issuance of commitment shares and leak-out shares and beneficial conversion feature in connection with convertible promissory notes (as restated)	1,050,000	105	2,869,892	-	2,869,997

Stock-based compensation	-	-	2,625,000	-	2,625,000

Waiver of deferred underwriting fee	-	-	4,025,000	-	4,025,000

Net loss (as restated)	-	-	-	(5,436,388)	(5,436,388)
Balance - June 30, 2020 (as restated)	5,139,222	$514	$9,583,392	$(4,583,898)	$5,000,008

Change in value of common stock subject to possible redemption (as restated)	228,694	23	2,323,704	-	2,323,727

Issuance of commitment shares and beneficial conversion feature in connection with convertible promissory notes (as restated)	100,000	10	773,205	-	773,215

Net loss (as restated)	-	-	-	(3,349,343)	(3,349,343)
Balance - September 30, 2020 (as restated)	5,467,916	$547	$12,680,301	$(7,933,241)	$4,747,607

(1)	Includes the redemption of 67,665 shares of common stock on April 8, 2020.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,098,712	$410	$3,838,395	$1,161,201	$5,000,006

Change in value of common stock subject to possible redemption (1)	128,376	13	(231,610)	-	(231,597)

Net income	-	-	-	231,595	231,595
Balance – March 31, 2019	4,227,088	$423	$3,606,785	$1,392,796	$5,000,004

Change in value of common stock subject to possible redemption (1)	37,203	3	10,830	-	10,833

Net loss	-	-	-	(10,830)	(10,830)
Balance – June 30, 2019	4,264,291	$426	$3,617,615	$1,381,966	$5,000,007

Change in value of common stock subject to possible redemption	36,298	4	21,787	-	21,791

Net loss	-	-	-	(21,790)	(21,790)
Balance – September 30, 2019	4,300,589	$430	$3,639,402	$1,360,176	$5,000,008

(1)	Includes the redemption of 5,128,523 shares of common stock on March 5, 2019 and 1,580,762 shares of common stock on June 5, 2019.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 180 LIFE SCIENCES CORP. AND SUBSIDIARIES

(formerly known as KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
	(as restated)
Cash Flows From Operating Activities
Net (loss) income	$(9,003,142)	$198,975
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(38,704)	(1,203,538)
Stock-based compensation	2,625,000	-
Amortization on debt discount	1,705,889	-
Loss on issuance of convertible promissory notes	1,657,522	-
Change in fair value of the derivative liability and accrued issuable equity	15,972	-
Changes in operating assets and liabilities:
Prepaid income taxes	-	(29,127)
Prepaid expenses	9,125	(35,840)
Accounts payable and accrued expenses	1,886,724	(8,358)
Accrued issuable equity	-	-
Franchise and income taxes payable	-	(82,317)
Net cash and restricted cash used in operating activities	(1,141,614)	(1,160,205)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	1,889,579	69,305,537
Investment of cash in Trust Account	(276,448)	(431,164)
Interest income released from Trust Account to pay taxes	-	396,885
Net cash and restricted cash provided by investing activities	1,613,131	69,271,258

Cash Flows from Financing Activities:
Proceeds from convertible promissory note from related party	-	254,359
Advances from related party	-	742,405
Repayment of advances from related party	-	(100,000)
Advances from 180	-	942,870
Proceeds from loans payable	10,000	-
Repayment of advances from 180	(1,156,664)	-
Proceeds from convertible promissory note – related party	33,877	-
Repayment of convertible promissory note – related party	(112,922)	(80,000)
Proceeds from convertible promissory notes	2,750,000	-
Redemptions of common stock	(1,889,579)	(69,305,537)
Net cash and restricted cash used in financing activities	(365,288)	(67,545,903)

Net Change in Cash and Restricted Cash	106,229	565,150
Cash and Restricted Cash – Beginning of period	546,636	270,884
Cash and Restricted Cash – Ending of period	$652,865	$836,034

Supplementary cash flow information:
Cash paid for income taxes	$-	$261,165

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,542,473	$198,973
Waiver of deferred underwriting fee	$4,025,000	$-
Initial classification of derivative liability in connection with issuance of convertible promissory note	$275,847	$-
Original issue discount in connection with issuance of convertible promissory note	$305,556	$-
Accrual of debt issuance costs	$416,692	$-
Issuance of commitment shares and leak-out shares in connection with convertible promissory note	$4,059,904	$-
Conversion of advances and promissory notes to convertible promissory notes	$-	$314,509
Transfer of convertible notes owed to the Sponsor to promissory note owed to Tyche Capital LLC	$-	$650,000
Contribution of Initial Loan to Trust Account by Sponsor	$-	$573,433

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND RESTATEMENT (AS RESTATED)

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

180 Life Sciences Corp., formerly known as KBL Merger Corp, IV (the “Company”) has determined that certain liabilities were not recorded and certain contingent fees related to the Business Combination (defined below), which closed on November 6, 2020, were not disclosed in the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 that were included in the Company’s September 30, 2020 Form 10-Q, which was filed with the Securities and Exchange Commission on November 24, 2020. The financial statements were restated to record certain previously unrecorded liabilities and other transactions, see Note 9 – Accrued Expenses (as restated) and Note 14 – Comparison of Restated Financial Statements to Financial Statements as Previously Reported for additional information. In addition, the Commitment and Contingencies footnote (Note 11) was restated to disclose the contingent fees that would not be due and payable unless and until the Business Combination closes.

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

SEPTEMBER 30, 2020

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

In addition, advances made to the Company by the 180 Parties totaling $543,161 as of September 30, 2020 remain outstanding.

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

Prior to the Closing, the Company had one wholly owned subsidiary, KBL Merger Sub, Inc., incorporated in Delaware on July 3, 2019 (“Merger Sub”) for the purpose of effecting the proposed acquisition of 180 (see Business Combination above). As of September 30, 2020, the Merger Sub had no activity.

All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and consummating the acquisition of 180 (formerly known as CannBioRx Life Sciences Corp.), a Delaware corporation (see Business Combination, above). The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering and the Private Placement (defined below).

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

SEPTEMBER 30, 2020

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

Transaction costs amounted to $7,345,436, consisting of $2,875,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 11) and $445,436 of Initial Public Offering costs.

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

SEPTEMBER 30, 2020

(unaudited)

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

Common Stock Subject to Possible Redemption (as restated)

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 0 and 33,618 shares of common stock subject to possible redemption at September 30, 2020 and December 31, 2019, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

SEPTEMBER 30, 2020

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

Net (Loss) Income Per Common Share (as restated)

Net (loss) income per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at September 30, 2020 and 2019 have been excluded from the calculation of basic (loss) income per share for the three and nine months ended September 30, 2020 and 2019 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase 6,001,250 shares of common stock, (2) warrants earned (currently unissued) to purchase 28,935 shares of common stock as of September 30, 2020; and (3) rights sold in the Initial Public Offering and Private Placement that convert into 1,200,250 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive under the treasury stock method.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

(unaudited)

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

4. RELATED PARTY TRANSACTIONS (AS RESTATED)

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

In connection with the Business Combination Agreement, as fully described in Note 1, the Sponsor deposited in escrow with a third-party escrow agent 1,406,250 of its Founder Shares that it acquired prior to the Company’s Initial Public Offering (the “Escrowed Shares”), of which 500,000 were released back to the Sponsor prior to the Closing of the Business Combination. See Note 11.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

Convertible Promissory Note (as restated)

On March 15, 2019, the Company issued the Sponsor the March Promissory Note, pursuant to which outstanding advances in the aggregate amount of $314,509 were converted into loans under the March Promissory Note and including the $573,433 Initial Loan from the Sponsor. The March Promissory Note is unsecured, non-interest bearing and due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the March Promissory Note may be converted, at the Sponsor’s discretion, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. Through September 30, 2020, the Sponsor advanced the Company $371,696 under the Expense Reimbursement Agreement (as defined in Note 5), of which $33,877 was advanced during the nine months ended September 30, 2020. Through September 30, 2020, the Company repaid $522,337 of the March Promissory Note, of which $112,922 was repaid during the nine months ended September 30, 2020. In September 2020, the Company amended and restated the March Promissory Note, effective upon the Closing of the Business Combination, to remove the conversion feature and to provide that such note would be due upon the “Second Closing” under the Securities Purchase Agreement that the Company entered into in June 2020.

In connection with the Term Sheet entered into on April 10, 2019, 180 paid, on the Company’s behalf, to the Sponsor $650,000 to purchase such obligations owed to the Sponsor under the March Promissory Note (see Note 4). In December 2019, the Tyche Note was transferred to 180.

As of September 30, 2020, and December 31, 2019, there was $287,301 and $366,346, respectively, outstanding under the March Promissory Note and no amounts outstanding under the Tyche Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, and subject to the amendment of the March Promissory Note, up to $1,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of September 30, 2020, and December 31, 2019, the Company had $287,301 and $366,346, respectively, outstanding under the March Promissory Note (see Note 4).

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

5. EXPENSE REIMBURSEMENT AGREEMENT (AS RESTATED)

On March 15, 2019, the Company entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Sponsor and KBL Healthcare Management, LLC (“KBL Management”), an affiliate of the Sponsor and its Chief Executive Officer, in recognition of the compensation expense incurred by KBL Management for services provided by one of their employees on behalf of the Sponsor to the Company. The Expense Reimbursement Agreement is effective January 1, 2019 until the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. Under the Expense Reimbursement Agreement, the Company will reimburse the Sponsor for the compensation expense incurred by KBL Management for its employee in the amount of $180,000 per year plus health insurance costs of $1,139 per month. At the Company’s election, the Company may pay amounts due pursuant to a non-interest bearing, unsecured promissory note. As of September 30, 2020, and December 31, 2019, amounts due under the Expense Reimbursement Agreement totaled $287,301 and $337,819, respectively, and has been included in the March Promissory Note (see Note 4).

6. DOMINION CONVERTIBLE PROMISSORY NOTES (AS RESTATED)

		Unamortized	Net book value,
	Principal	debt discount	September 30, 2020
Dominion Convertible Promissory Note	$1,805,556	$(984,907)	$820,649
Kingsbrook Convertible Promissory Note (see Note 7)	1,796,411	(955,250)	841,161
Alpha Capital Convertible Promissory Note (see Note 8)	1,111,111	(995,261)	115,850
Total convertible promissory notes outstanding	$4,713,078	$(2,935,418)	$1,777,660

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

The Company received $1,625,000 in cash from the Holder with the remainder retained by the Holder for the Original Issue Discount of $180,556. The Company incurred $323,670, in third-party fees directly attributed to the issuance of the Dominion Convertible Notes (including warrants to purchase 17,098 shares of common stock at an exercise price of $5.28 per share, which were valued at $89,154), debt discount related to the Dominion Commitment Shares and Leak-Out Shares pursuant to the transaction of $980,807 and a beneficial conversion feature of $214,814. The beneficial conversion feature of $214,814 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the Dominion Convertible Notes and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. The Company agreed to pay the principal amount, together with guaranteed interest at the annual rate of 10% (unless the Company defaults, which increases the interest rate to 15%), with principal and accrued interest on the Dominion Convertible Notes due and payable on February 11, 2021 (the “Maturity Date”), unless converted under terms and provisions as set forth within the Dominion Convertible Notes. The Dominion Convertible Notes provide the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $5.28 per share. The Dominion Convertible Notes require the Company to reserve at least 868,056 and 114,584 shares of common stock from its authorized and unissued common stock to provide for all issuances of common stock under the 10% Secured Convertible Promissory Note and 10% Senior Secured Convertible Extension Promissory Note, respectively. However, the Dominion Convertible Notes provide that the aggregate number of shares of common stock issued to the Holder under the Dominion Convertible Notes shall not exceed 4.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance (the “the Beneficial Ownership Limitation”). The Holder, upon not less than sixty-one (61) days’ prior notice to the Company, may increase or decrease the Beneficial Ownership Limitation; provided, that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Dominion Convertible Notes held by the Holder.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

(unaudited)

The total derivative liability associated with these notes was $97,706 at September 30, 2020. The Company recorded a change in the fair value of the derivative liability of $8,003 during the three and nine months ended September 30, 2020, which is reflected in the unaudited condensed consolidated statements of operations.

Principal of $1,805,556 remained outstanding as of September 30, 2020. Interest expense and amortization of debt discount, associated with the Dominion Convertible Notes during the three and nine months ended September 30, 2020 amounted to $739,796 and $875,293, respectively. The unamortized discount related to the Dominion Convertible Notes was $984,907 at September 30, 2020.

See Note 15 for information related to subsequent conversions of the convertible notes.

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

The Company received $125,000 in cash from the Holder with the remainder retained by the Holder for the Original Issue Discount of $13,889. The Company incurred $24,897 in third-party fees directly attributed to the issuance of the Kingsbrook Convertible Notes (including warrants to purchase 1,315 shares of common stock at an exercise price of $5.28 per share, which were valued at $6,857), debt discount related to the Kingsbrook Commitment Shares pursuant to the transaction of $25 and a beneficial conversion feature of $1,577,350. The beneficial conversion feature of $1,577,350 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the Kingsbrook Convertible Notes and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. The Company recognized a $1,657,522 loss in earnings pursuant to the transaction. This amount was calculated as the excess of fair value of the liabilities recognized over the proceeds received of $1,657,522. The Company agreed to pay the principal amount, together with guaranteed interest at the annual rate of 10% (unless the Company defaults, which increases the interest rate to 15%), with principal and accrued interest on the Kingsbrook Convertible Notes due and payable on February 11, 2021 (the “Maturity Date”), unless converted under terms and provisions as set forth within the Kingsbrook Convertible Notes. The Kingsbrook Convertible Notes provide the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $5.28 per share. The Kingsbrook Convertible Notes require the Company to reserve at least 1,823,275 and 114,584 shares of common stock from its authorized and unissued common stock to provide for all issuances of common stock under the 10% Secured Convertible Promissory Note and 10% Senior Secured Convertible Extension Promissory Note, respectively. However, the Kingsbrook Convertible Notes provide that the aggregate number of shares of common stock issued to the Holder under the Kingsbrook Convertible Notes shall not exceed 4.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance (the “the Beneficial Ownership Limitation”). The Holder, upon not less than sixty-one (61) days’ prior notice to the Company, may increase or decrease the Beneficial Ownership Limitation; provided, that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Kingsbrook Convertible Notes held by the Holder.

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

SEPTEMBER 30, 2020

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

Principal of $1,796,411 remained outstanding as of September 30, 2020. Interest expense and amortization of debt discount, associated with the Kingsbrook Convertible Notes during the three and nine months ended September 30, 2020 amounted to $688,989 and $823,749, respectively. The unamortized discount related to the Kingsbrook Convertible Notes was $955,250 at September 30, 2020.

See Note 14 for information related to subsequent conversions of the convertible notes.

8. ALPHA CAPITAL ANSTALT CONVERTIBLE NOTE (AS RESTATED)

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

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The Company collected $1,000,000 in cash from the Holder with the remainder retained by the Holder for the Original Issue Discount of $111,111. The Company recorded a debt discount related to the Alpha Capital Anstalt Commitment Shares pursuant to the transaction of $489,852 (including warrants to purchase 10,522 shares of common stock at an exercise price of $5.28 per share, which were valued at $76,237) and a beneficial conversion feature of $448,489. The beneficial conversion feature of $448,489 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the Alpha Capital Anstalt Convertible Note and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10% (unless the Company defaults, which increases the interest rate to 15%), with principal and accrued interest on the Alpha Capital Anstalt Convertible Note due and payable on April 7, 2021 (the “Maturity Date”), unless converted under terms and provisions as set forth within the Alpha Capital Anstalt Convertible Note. The Alpha Capital Anstalt Convertible Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $5.28 per share. The Alpha Capital Anstalt Convertible Note provides that the aggregate number of shares of common stock issued to the Holder under the Alpha Capital Anstalt Convertible Note shall not exceed 4.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance (the “the Beneficial Ownership Limitation”). The Holder, upon not less than sixty-one (61) days’ prior notice to the Company, may increase or decrease the Beneficial Ownership Limitation; provided, that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Alpha Capital Anstalt Convertible Note held by the Holder.

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

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Principal of $1,111,111 remained outstanding as of September 30, 2020. Interest expense and amortization of debt discount, associated with the Alpha Capital Anstalt Convertible Note during the three and nine months ended September 30, 2020 amounted to $115,850 and $115,850, respectively. The unamortized discount related to the Alpha Capital Anstalt Convertible Note was $995,261 as of September 30, 2020.

9. ACCRUED EXPENSES (AS RESTATED)

A.G.P. Fees (as restated)

On January 23, 2020, the Company entered into an agreement with Alliance Global Partners (“A.G.P.”), whereby A.G.P. would serve as the exclusive placement agent and investment banker in a private placement (“Placement”) of $15,000,000 of equity or equity like securities of the Company. The Company would pay A.G.P. an aggregate cash placement fee equal to 8% of the face amount of securities in the Placement, which is due upon the closing of a Placement. In addition, upon the closing of a Placement, the Company shall issue A.G.P. warrants to purchase the number of shares of common stock of the Company equal to 5% of the aggregate number of shares of common stock included in the Placement. As of September 30, 2020, the Company accrued a debt discount of $416,692 related to the Dominion, Kingsbrook and Alpha convertible promissory notes. See Notes 6, 7, 8 and 10 for additional information.

Resignation Agreement (as restated)

On June 12, 2020, the Company entered into a resignation agreement the former Chief Executive Officer of the Company, a former Director and the former Chief of Staff, and a reimbursement agreement with the former Chief Executive Officer and Tyche Capital LLC, whereby upon the closing of the Business Combination, their employment would be terminated with the Company (collectively referred to as the “Resignation Agreement”). Pursuant to the Resignation Agreement, 180 became obligated to reimburse the Company $135,000 for certain out-of-pocket expenses paid for by the Company, in exchange for 25,568 shares of common stock issuable to 180. In addition, pursuant to the Resignation Agreement, the Company became obligated to pay a cash severance payment of $500,000 (of which $200,000 was paid during September 2020) to the former Chief Executive Officer. Finally, pursuant to the Resignation Agreement, the Escrow Agent became obligated to release 500,000 shares of common stock to the Sponsor and the Company became obligated to issue 500,000 replacement shares of common stock to the escrow account (see Note 12 for additional information).

Mintz Legal Fees (as restated)

On April 18, 2019, the Company engaged Mintz, Levin, Cohn, Ferris, Glovsky and Popeo P.C. (“Mintz”) as legal counsel to assist the Company with the acquisition of 180 and other related matters. Pursuant to this engagement, Mintz obtained an advance of $200,000 and agreed to charge the Company for their services on a time and disbursement basis. Besides the advance that was paid to Mintz, the remaining unbilled amounts were not due and payable unless, and until, a business combination occurred, upon which Mintz will be due a 30% premium, in addition to its unpaid fees. Upon the closing of a business combination, the Company was invoiced by Mintz for $1,472,070, which includes the premium. As of September 30, 2020, the Company accrued $1,472,070 of legal fees because the Business Combination had closed prior to the issuance of the financial statements.

Valuation Fees (as restated)

On July 24, 2020, the Company engaged Centri Valuation Services, LLC (“Centri”) to perform valuation services on the convertible promissory note related to the Business Combination. As of September 30, 2020, the Company accrued $42,640 of professional services related to Centri.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

10. ACCRUED ISSUABLE EQUITY (AS RESTATED)

As of September 30, 2020, warrants to purchase an aggregate of 28,935 shares of common stock at an exercise price of $5.28 per share were issuable to A.G.P. (see Note 9) in connection with the placement of the Dominion, Kingsbrook and Alpha Capital Anstalt convertible notes (see Notes 6, 7 and 8) and were valued at issuance at $172,248 using the Black-Scholes option pricing model and certain assumptions (restricted stock price of $7.36; expected term of 4.25-4.5 years; volatility of 207%; dividends of 0.00% and a risk-free rate of 0.28-0.33%). As of September 30, 2020, the warrants had not been issued and the Company recorded an increase in the fair value of $35,149 for the unissued warrants.

11. COMMITMENTS AND CONTINGENCIES (AS RESTATED)

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

SEPTEMBER 30, 2020

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

Business Combination (as restated)

On April 10, 2019, the Company entered into a non-binding term sheet (the “Term Sheet”) for a Business Combination transaction (the “Transaction”) with 180. In connection with the Term Sheet, 180, Katexco , CBR Pharma and 180 LP agreed to loan $400,000 to the Company to be used to fund the Company’s operating expenses, deal transaction expenses and any financing expenses for the Transaction (the “Operating Expenses”), and up to an additional $300,000 to be used by the Company in connection with any future extensions of the deadline for the Company to consummate a Business Combination (the “Extension Expenses”).

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

On July 25, 2019, the Company entered into the Business Combination Agreement with 180, the 180 Subsidiaries, Merger Sub, and Lawrence Pemble, in his capacity as representative of the stockholders of 180 and the stockholders of the 180 Subsidiaries (the “Stockholder Representative”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, Merger Sub will merge with and into 180, with 180 continuing as the Company’s wholly owned subsidiary at the closing.

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

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Subject to the terms and conditions of the Business Combination Agreement, at the Closing, the Company will acquire 100% of the outstanding equity and equity equivalents of 180 (including options, warrants or other securities that have the right to acquire or convert into equity securities of the Company) in exchange for 17,500,000 shares of common stock (the “Transaction Shares”), subject to adjustment. The total consideration will be reduced by the amount of any liabilities of 180 in excess of $5 million at the Closing.

The 180 Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

As of September 30, 2020 and December 31, 2019, a total of $543,161 and $1,699,825, respectively, is due under the advances from the 180 Parties.

See Note 15 – Subsequent Events for additional information.

Founder Shares Escrow (as restated)

In connection with the Business Combination Agreement, the Sponsor deposited in escrow with a third-party escrow agent 1,406,250 of its Founder Shares that it acquired prior to the Company’s Initial Public Offering (the “Escrowed Shares”). Upon fulfillment of Tyche’s obligations under the Tyche Backstop agreement, the Escrowed Shares will be transferred to Tyche, less any portion used for financing for the Transaction, upon the earlier of (i) the closing of the Transaction or (ii) a Liquidation; provided, that if the Company consummates its initial Business Combination with a third party other than 180 or its affiliates, upon the consummation of such Business Combination, in addition to paying the loans described above, the Sponsor will transfer to Tyche a number of Escrowed Shares equal in value to three times the amount of the loans, with each Escrowed Share valued at the price paid to each public stockholder that redeems its shares in connection with such initial Business Combination. See Note 9 – Resignation Agreement for additional information related to the Escrowed Shares.

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

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

EarlyBird Finder’s Fee (as restated)

On October 17, 2018, the Company entered into an agreement with EarlyBirdCapital, Inc. (“EarlyBird”), whereby EarlyBird would introduce potential targets to the Company on a non-exclusive basis for the purpose of consummating a merger, capital stock exchange, asset acquisition, or other similar business combination. Upon the closing of transaction, the Company agreed to pay EarlyBird a finder’s fee, payable in cash, of 1% of the value of the transaction, minus any liabilities at closing in excess of $5,000,000, as defined in the Business Combination Agreement.

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

On November 6, 2020, the Company and Cantor entered into a settlement and release agreement, whereby the Company agreed to issue Cantor 150,000 fully paid shares of restricted common stock, upon the closing of the Business Combination, in full satisfaction of the obligations outlined in the original agreement dated February 17, 2018 (see Note 15).

Ladenburg Fees (as restated)

The Company entered into a verbal agreement with Ladenburg & Thalmann and Co. Inc. (“Ladenburg”), whereby Ladenburg would act as the Company’s financial advisor with any transaction or any potential target entity and the Company would pay Ladenburg $1,000,000 for their services.

On November 3, 2020, the Company and Ladenburg entered into a settlement and release agreement, where the Company agreed to issue Ladenburg 100,000 fully paid shares of restricted common stock, in full satisfaction of any and all obligations upon the closing of the Business Combination (see Note 15).

Resignation Agreement (as restated)

Pursuant to the Resignation Agreement discussed in Note 9, the Company committed to issue 25,568 shares of common stock to 180 in exchange for $135,000 of cash, which has not closed as of September 30, 2020.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

12. STOCKHOLDERS’ EQUITY (AS RESTATED)

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. Subsequent to September 30, 2020, the Company filed a Second Amended and Restated Certificate of Incorporation, pursuant to which the Company is now authorized to issue 5,000,000 shares of preferred stock. At September 30, 2020 and December 31, 2019, there are no preferred shares issued or outstanding.

Common Stock (as restated)

The Company is authorized to issue 35,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Subsequent to September 30, 2020, the Company filed a Second Amended and Restated Certificate of Incorporation, pursuant to which the Company is now authorized to issue 100,000,000 shares of common stock. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 5,467,916 and 4,458,149 shares of common stock issued and outstanding, respectively, excluding 0 and 33,618 shares of common stock subject to possible redemption, respectively.

Stock-Based Compensation (as restated)

As of September 30, 2020, 500,000 shares of common stock valued at $2,625,000 (using a restricted stock price of $5.25 per share) were issuable to the escrow account in order to replace 500,000 shares that the Escrow Agent is scheduled to release to the Sponsor, all pursuant to the Resignation Agreement (see Note 9). The 500,000 shares are schedule to be released by the Sponsor from the escrow account are fully vested and the $2,625,000 grant date value was charged as stock-based compensation within general and administrative expenses in the accompanying statement of operations and additional paid-in capital was credited for the nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company recorded $0 and $2,625,000, respectively, for this transaction.

13. TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

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

SEPTEMBER 30, 2020

(unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account - U.S Treasury
Securities Money Market Fund	1	$10,303,227	$11,877,654
Accrued Issuable Equity (A.G.P. warrants)	3	$207,397	$-
Derivative Liability	3	$256,670	$-

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

SEPTEMBER 30, 2020

(unaudited)

The following table provides a reconciliation of the beginning and ending balances for the derivative liability measured using significant unobservable inputs (Level 3):

Balance - January 1, 2020	$-
Initial classification of accrued issuable equity (A.G.P. warrants)	96,011
Additional accrued issuable equity (A.G.P. warrants)	76,237
Change in fair value of accrued issuable equity (A.G.P. warrants)	35,149
Initial classification of derivative liability	214,188
Additional derivative liability	61,659
Change in fair value of derivative liability	(19,177)
Balance - September 30, 2020	$464,067

In connection with the Business Combination, the Company liquidated the Trust Account to fund the Business Combination and related expenses.

14. COMPARISON OF RESTATED FINANCIAL STATEMENTS TO FINANCIAL STATEMENTS AS PREVIOUSLY REPORTED

In these restated financial statements and footnotes, we have added disclosure in Note 11 for previously undisclosed contingent liabilities. The following tables compare the Company’s previously issued Balance Sheet, Statement of Operations, and Statement of Cash Flows as of September 30, 2020 and for the three months and nine months then ended to the corresponding restated financial statements for that period end. The adjustments that relate to the restated financial statements are:

●	the recording of a liability for the $244,444 cash fee and the $172,248 issuance date value of the warrants due to A.G.P. related to the placement of the Dominion, Kingsbrook and Alpha Capital Anstalt convertible promissory notes and the related debt discount recorded against those convertible promissory notes; plus an additional $47,023 of related debt discount amortization; and also the related $35,149 increase in the fair value of the warrant liability as of September 30, 2020;

●	the recording of a $309,211 reduction of the beneficial conversion features associated with the convertible promissory notes and the related reduction of the debt discount;

●	the recording of a liability for the $1,454,239 of contingent legal fees that became due prior to the issuance of the September 30, 2020 financial statements during the three months ended September 30, 2020;

●	the recording of a liability for $42,640 for valuation work that was performed during the three months ended September 30, 2020 but was unrecorded;

●	the recording of a $124,154 reduction in the advances due to 180 as a result of a mis-posting of the transactions during the nine months ended September 30, 2020;

●	the recording of a liability for the $500,000 cash fee due to the former Chief Executive Officer in connection with the Resignation Agreement and the reapplication of a $200,000 subsequent payment to the former Chief Executive Officer against this liability, as intended, as opposed to a reduction of the March Promissory Note during the nine months ended September 30, 2020;

●	the recording of stock-based compensation during the three and nine months ended September 30, 2020 of $0 and $2,625,000, respectively, with the issuance date value of the 500,000 shares of common stock that the Company is obligated to replace with the Escrow Agent after the Escrow Agent became obligated to return 500,000 Founder Shares to the Sponsor, both as a result of the Resignation Agreement; and

●	the recording of the transfer of $2,021,705 of common stock subject to redemption (temporary equity) to common stock (permanent equity), due to the negative impact of the above adjustments on permanent equity.

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The effects of the restatement on the line items within the Company’s unaudited Condensed Consolidated Balance Sheet as of September 30, 2020 are as follows:

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020
	As Originally Reported	Adjustments	As Restated

Assets
Current assets:
Cash	$473,851	$-	$473,851
Restricted cash	179,014	-	179,014
Prepaid income taxes	25,633	-	25,633
Prepaid expenses	42,665	-	42,665
Total current assets	721,163	-	721,163

Marketable securities held in Trust Account	10,303,227	-	10,303,227
Total Assets	$11,024,390	$-	$11,024,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$358,268	$2,041,323	$2,399,591
Accrued issuable equity	-	207,397	207,397
March promissory note – related party	87,301	200,000	287,301
Loans payable	-	10,000	10,000
Due to related party	795,003		795,003
Advances due - 180	667,315	(124,154)	543,161
Convertible promissory notes, net of debt discount	1,838,118	(60,458)	1,777,660
Derivative liability	256,670	-	256,670
Total Liabilities	4,002,675	2,274,108	6,276,783

Commitments and Contingencies

Common stock subject to possible redemption	2,021,705	(2,021,705)	-

Stockholders’ Equity:
Preferred stock	-	-	-
Common stock	528	19	547
Additional paid-in capital	8,342,826	4,337,475	12,680,301
(Accumulated deficit)/Retained earnings	(3,343,344)	(4,589,897)	(7,933,241)
Total Stockholders’ Equity	5,000,010	(252,403)	4,747,607
Total Liabilities and Stockholders’ Equity	$11,024,390	$-	$11,024,390

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The effects of the restatement on the line items within the Company’s unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2020 are as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated

General and administrative expenses	$403,397	$1,382,725	$1,786,122	$1,039,028	$4,507,725	$5,546,753
Loss from operations	403,397	1,382,725	1,786,122	1,039,028	4,507,725	5,546,753

Other (expense) income:
Interest expense	(1,504,319)	(47,023)	(1,551,342)	(1,774,576)	(47,023)	(1,821,599)
Loss on issuance of convertible promissory note	-	-	-	(1,657,522)	-	(1,657,522)
Interest income	266	-	266	38,704	-	38,704
Change in fair value of derivative liability and accrued issuable equity	19,177	(35,149)	(15,972)	19,177	(35,149)	(15,972)
Other (expense) income, net	(1,484,876)	(82,172)	(1,567,048)	(3,374,217)	(82,172)	(3,456,389)

(Loss) income before income taxes	(1,888,273)	(1,464,897)	(3,353,170)	(4,413,245)	(4,589,897)	(9,003,142)
Benefit (provision) for income taxes	3,827	-	3,827	-	-	-
Net (loss) income	$(1,884,446)	$(1,464,897)	$(3,349,343)	$(4,413,245)	$(4,589,897)	$(9,003,142)

Weighted average shares outstanding
Basic	5,177,321	61,901	5,239,222	4,706,640	20,784	4,727,424
Diluted	5,177,321	61,901	5,239,222	4,706,640	20,784	4,727,424

Net income (loss) per common share
Basic	$(0.36)	$(0.28)	$(0.64)	$(0.94)	$(0.96)	$(1.90)
Diluted	$(0.36)	$(0.28)	$(0.64)	$(0.94)	$(0.96)	$(1.90)

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The effects of the restatement on the line items within the Company’s unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 are as follows:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated

Cash Flows from Operating Activities:
Net (loss) income	$(4,413,245)	$(4,589,897)	$(9,003,142)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(38,704)	-	(38,704)
Stock-based compensation	-	2,625,000	2,625,000
Amortization on debt discount	1,658,866	47,023	1,705,889
Loss on issuance of convertible promissory notes	1,657,522	-	1,657,522
Change in fair value of the derivative liability and accrued issuable equity	(19,177)	35,149	15,972
Changes in operating assets and liabilities:
Prepaid expenses	9,125	-	9,125
Accounts payable and accrued expenses	89,845	1,796,879	1,886,724
Net cash and restricted cash used in operating activities	(1,055,768)	(85,846)	(1,141,614)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	1,889,579	-	1,889,579
Investment of cash in Trust Account	(276,448)	-	(276,448)
Net cash and restricted cash provided by investing activities	1,613,131	-	1,613,131

Cash Flows from Financing Activities:
Advances from 180	9,990	(9,990)	-
Proceeds from loans payable	-	10,000	10,000
Repayment of advances from 180	(1,042,500)	(114,164)	(1,156,664)
Proceeds from convertible promissory note – related party	33,877	-	33,877
Repayment of convertible promissory note – related party	(312,922)	200,000	(112,922)
Proceeds from convertible promissory notes	2,750,000	-	2,750,000
Redemptions of common stock	(1,889,579)	-	(1,889,579)
Net cash and restricted cash used in financing activities	(451,134)	85,846	(365,288)

Net Change in Cash and Restricted Cash	106,229	-	106,229
Cash and Restricted Cash – Beginning of period	546,636	-	546,636
Cash and Restricted Cash – Ending of period	$652,865	$-	$652,865

Supplementary cash flow information:

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$3,564,178	$(2,021,705)	$1,542,473
Waiver of deferred underwriting fee	$4,025,000	$-	$4,025,000
Initial classification of derivative liability in connection with issuance of convertible promissory note	$275,847	$-	$275,847
Original issue discount in connection with issuance of convertible promissory note	$305,556	$-	$305,556
Accrual of debt issue costs	$-	$416,692	$416,692
Issuance of commitment shares and leak out shares in connection with convertible promissory notes	$3,952,423	$107,481	$4,059,904

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

15. SUBSEQUENT EVENTS (AS RESTATED)

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

Common Stock Issued to Cantor Fitzgerald and Ladenburg Thalmann

On November 6, 2020, upon the closing of the Business Combination, the Company issued 150,000 shares of restricted common stock to Cantor Fitzgerald & Co. in accordance with the settlement and release agreement signed on November 6, 2020 (see Note 11).

On November 6, 2020, upon the closing of the Business Combination, the Company issued 100,000 shares of restricted common stock to Ladenburg Thalmann & Co. Inc. in accordance with the settlement and release agreement signed on November 3, 2020 (see Note 11).

Other Common Stock Issuances

Upon the closing of the Business Combination, the Company issued 198,751 shares of common stock to KBL IV Sponsor LLC (the “Sponsor”) upon the automatic conversion of a convertible promissory note in the principal amount of $795,003 that the Company previously issued to the Sponsor. In addition, upon the closing of the Business Combination, the Company issued an aggregate of 73,629 shares of common stock to three holders of promissory notes in the principal amount of approximately $278,509 that were previously issued by 180 upon the automatic conversion of such notes.

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

180 LIFE SCIENCES CORP.

(formerly known as KBL MERGER CORP. IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Convertible Debt Conversions

After the closing of the Business Combination, from November 27, 2020 to January 25, 2021, the holders of the Company’s convertible promissory notes sold pursuant to that certain Securities Purchase Agreement, dated as of June 12, 2020, among the Company, the investors signatory thereto, and Dominion Capital LLC as purchaser agent, converted an aggregate of $3,995,966, which includes accrued interest of $362,624, which is owed under such convertible notes into an aggregate of 1,858,021 shares of our common stock, pursuant to the terms of such notes, as amended, at conversion prices of between $2.00 and $2.86 per share.

Series A Convertible Preferred Stock Issuance and Conversions

The Company satisfied the conditions for issuing the Series A Convertible Preferred Stock to Dominion Capital, LLC by obtaining an effective registration statement just prior to the closing of the Business Combination. After the closing of the Business Combination, from November 30, 2020 to December 18, 2020, Dominion Capital, LLC, converted a total of 1,000,000 shares of Series A Convertible Preferred Stock of the Company, pursuant to that certain Securities Purchase Agreement, dated as of June 12, 2020, with a total conversion value of $3,666,667, into an aggregate of 1,619,144 shares of the Company’s common stock, at conversion prices of between $2.00 and $2.31 per share (after adjusting the conversion price of such preferred stock in connection with certain anti-dilutive rights). Due to such conversions, the Company currently has no shares of Series A Preferred Stock issued or outstanding. As a result of the conversions of the Series A Preferred Stock, a total of $3 million, which was previously held in escrow in connection with the purchase of the Series A Preferred Stock, was released to the Company.

Notice of Acceleration

On December 29, 2020, the Company received notice from Marlene Krauss, M.D., the former Chief Executive Officer and director of KBL, alleging the occurrence of an event of default of the terms of a certain promissory note in the amount of $371,178, dated March 15, 2019, evidencing amounts owed by the Company to KBL IV Sponsor LLC (which Dr. Krauss serves as sole managing member of), for failure to repay such note within five days of the release of funds from escrow in connection with the Purchase Agreement. Dr. Krauss has declared the entire amount of the note to be immediately due and payable. The note, pursuant to its terms, accrues damages of $2,000 per day until paid in full (subject to a maximum amount of damages equal to the principal amount of the note upon the occurrence of the event of default thereunder). Due to the matters described in Note 14, as restated, to these financial statements, there are disputes regarding any amounts that may be due to Dr. Krauss under the note.

Potential Legal Matters

The Company may initiate legal action against former executives of KBL for non-disclosure in these financial statements of the matters disclosed in Note 14 (as restated). If such legal action is initiated, the Company would seek damages to cover, at a minimum, the unrecorded and contingent liability obligations and legal fees. There can be no assurance that if such legal action is initiated that the Company will be successful in its legal actions.

Related Party Transactions

On November 6, 2020, the Company transferred $360,000 to its former Chief Executive Officer’s personal account and on November 10, 2020, the former Chief Executive Officer transferred an additional $300,000 to KBL Sponsor’s bank account, of which $125,000 was subsequently paid to the Company’s legal counsel for services related to the Business Combination.

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

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Amended Quarterly Report on Form 10-Q/A including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Amended Quarterly Report on Form 10-Q/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Restatement for Correction of an Error

The Company has determined that it was necessary to amend the September 30, 2020 Form 10-Q in order to restate the financial statements to record previously unrecorded liabilities and to add certain disclosures related to contingent liabilities. See Note 14 to the financial statements for additional details.

In addition to the restatement of the financial statements, certain information within the following notes to the condensed consolidated financial statements have been restated to reflect the correction of a misstatement discussed above as well as to add disclosure language as appropriate to the following:

●	Note 1. Description of Organization and Business Operations

●	Note 2. Summary of Significant Accounting Policies

●	Note 4. Related Party Transactions

●	Note 5. Expense Reimbursement Agreement

●	Note 6. Dominion Convertible Promissory Notes

●	Note 7. Kingsbrook Convertible Promissory Notes

●	Note 8. Alpha Capital Anstalt Convertible Note

●	Note 9. Accrued Expenses

●	Note 10. Accrued Issuable Equity

●	Note 11. Commitment and Contingencies

●	Note 12. Stockholders’ Equity

●	Note 15. Subsequent Events

Results of Operations

Our entire activity from inception through September 30, 2020 was in preparation for our Initial Public Offering, the evaluation of business combination candidates and consummating the acquisition of 180.

For the three months ended September 30, 2020, we had a net loss of $3,349,343, which consists of operating costs of $1,786,122, interest expense of $1,551,342 related to the issuance of the Dominion Convertible Notes, Kingsbrook Convertible Notes and the Alpha Capital Anstalt Convertible Note, offset by interest income on marketable securities held in the Trust Account of $266, a change in the fair value of the derivative liability and accrued issuable equity of $15,972 and a benefit for income taxes of $3,827.

For the nine months ended September 30, 2020, we had a net loss of $9,003,142, which consists of operating costs of $5,546,753, interest expense of $1,821,599 related to the issuance of the Dominion Convertible Notes, Kingsbrook Convertible Notes and Alpha Capital Anstalt Convertible Note, $1,657,522 of loss on the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes, offset by interest income on marketable securities held in the Trust Account of $38,704, and a change in the fair value of the derivative liability and accrued issuable equity of $15,972.

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

As of September 30, 2020, we had cash of $473,851 held outside the Trust Account, which is available for use by us to finance the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2020, we had accounts payable and accrued expenses of $2,399,591.

For the nine months ended September 30, 2020, cash and restricted cash used in operating activities amounted to $1,141,614. Net loss of $9,003,142, was affected by interest earned on marketable securities held in the Trust Account of $38,704, stock-based compensation expense of $2,625,000, loss on the issuance of the Dominion Convertible Notes and Kingsbrook Convertible Notes of $1,657,522, interest expense related to the amortization of the debt discount on the Dominion Convertible Notes, Kingsbrook Convertible Notes and Alpha Capital Anstalt Convertible Note of $1,705,889, change in fair value of the derivative liability and accrued issuable equity of $15,972 and changes in our operating assets and liabilities, which provided cash of $1,895,849.

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

See Note 15 in the notes to the financial statements for a summary of the events that occurred subsequent to September 30, 2020.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 0 and 33,618 shares of common stock subject to possible redemption at September 30, 2020 and December 31, 2019, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q/A had not yet been identified. Subsequent to the period covered by this Quarterly Report on Form 10-Q/A, we consummated the Business Combination, and in connection therewith, a new Board of Directors was elected, which appointed new members of the Board’s Audit Committee and new members of management, including a new Chief Financial Officer. Furthermore, new management has engaged a new accounting firm to assist in their financial reporting process.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Amended Quarterly Report are any of the risks described in (i) our Annual Report on Form 10-K filed with the SEC on April 7, 2020, (ii) our final proxy statement / prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, relating to the Registration Statement on Form S-4 relating to the Business Combination that we initially filed with the SEC on November 12, 2019 and that was declared effective by the SEC on October 9, 2020 (No. 333-234650), or (iii) our Quarterly Report on Form 10-Q filed with the SEC on August 20, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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