Form 10-Q
period 2021-03-31
180 Life Sciences Corp.
filed 2021-07-19
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-38105

180 LIFE SCIENCES CORP

(Exact name of registrant as specified in its charter)

Delaware	81-3832378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 El Camino Real Bldg. 4, Suite 200 Palo Alto, CA 94306	94306
(Address of principal executive offices)	(Zip Code)

(650) 507-0669

(Registrant’s telephone number, including area code)

830 Menlo Avenue, Suite 100

Menlo Park, CA 94025

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ATNF	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)
Warrants to purchase Common Stock	ATNFW	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 16, 2021, 30,768,873 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

(FORMERLY KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on July 9, 2021 (under the heading “Risk Factors” and in other parts of that report). The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

The following discussion is based upon our unaudited Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, and in our most recent Annual Report on Form 10-K. All references to years relate to the calendar year ended December 31 of the particular year.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	We are a clinical stage biotechnology company that has no revenue to date, and we do not anticipate generating revenue for the near future;

●	Our need for additional financing, both near term and long term, to support our operations, our ability to raise such financing as needed, the terms of such financing, if available, potential significant dilution associated therewith, and covenants and restrictions we may need to comply with in connection with such funding;

●	Restrictions on our ability to issue securities, anti-dilution and most favored nation rights provided in connection therewith;

●	Our dependence on the success of our future product candidates, some of which may not receive regulatory approval or be successfully commercialized; problems in our manufacturing process for our new products and/or our failure to comply with manufacturing regulations, or unexpected increases in our manufacturing costs; problems with distribution of our products; and failure to adequately market our products;

●	Risks associated with the growth of our business, our ability to maintain such growth, difficulties in managing our growth, and executing our growth strategy;

●	Liability for previously restated financial statements and associated with ineffective controls and procedures;

●	Our dependence on our key personnel and our ability to attract and retain employees;

●	Risks from intense competition from companies with greater resources and experience than we have;

●	Risks that our future product candidates, if approved, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products;

●	The fact that the majority of our license agreements provide the licensors and/or counter-parties the right to use and/or exploit such licensed intellectual property;

●	Preclinical studies and earlier clinical trials may not necessarily be predictive of future results and may not have favorable results; we have limited marketing experience, and our future ability to successfully commercialize any of our product candidates, even if they are approved in the future is unknown; and business interruptions could delay us in the process of developing our future product candidates and could disrupt our product sales;

●	Third-party payors may not provide coverage and adequate reimbursement levels for any future products;

●	Liability from lawsuits (including product liability lawsuits, stockholder lawsuits and regulatory matters), including judgments, damages, fines and penalties;

●	Security breaches, loss of data and other disruptions which could prevent us from accessing critical information or expose us to liabilities or damages;

●	Risks associated with clinical trials that are expensive, time-consuming, uncertain and susceptible to change, delay or termination and which are open to differing interpretations;

●	Our ability to comply with existing and future rules and regulations, including federal, state and foreign healthcare laws and regulations and implementation of, or changes to, such healthcare laws and regulations;

●	Delays in the trials, testing, application, or approval process for drug candidates and/or our ability to obtain approval for promising drug candidates, and the costs associated therewith;

●	Our ability to adequately protect our future product candidates or our proprietary technology in the marketplace, claims and liability from third parties regarding our alleged infringement of their intellectual property;

●	Differences in laws and regulations between countries and other jurisdictions;

●	Changes in laws or regulations, including, but not limited to tax laws and controlled substance laws, or a failure to comply with any laws and regulations;

●	Conflicts of interest between our officers, directors, consultants and scientists;

●	Penalties associated with our failure to comply with certain pre-agreed contractual obligations and restrictions;

●	Dilution caused by future fund raising, the conversion/exercise of outstanding convertible securities, and downward pressure on the value of our securities caused by such future issuances/sales;

●	Negative effects on our business from the COVID-19 pandemic and other potential future pandemics;

●	The extremely volatile nature of our securities and potential lack of liquidity therefore;

●	The fact that our Certificate of Incorporation provides for indemnification of officers and directors, limits the liability of officers and directors, allows for the authorization of preferred stock without stockholder approval, and includes certain anti-takeover provisions;

●	Our ability to maintain the listing of our common stock and warrants on The NASDAQ Capital Market (“NASDAQ”) and the costs of compliance with SEC and NASDAQ rules and requirements;

●	Risks associated with our status as an emerging growth company and the provisions of the JOBS Act, which we are able to take advantage of, due to such status;

●	Risks associated with material weaknesses that we have identified in our disclosure controls and internal controls over financial reporting;

●	Failure of our information technology systems, including cybersecurity attacks or other data security incidents, that could significantly disrupt the operation of our business;

●	The fact that we may acquire other companies which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results and if we make any acquisitions, they may disrupt or have a negative impact on our business;

●	The fact that we may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of our securities; and

●	Our growth depends in part on the success of our strategic relationships with third parties.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

(FORMERLY KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets:
Cash	$6,052,862	$2,108,544
Due from related parties	300,000	300,000
Prepaid expenses and other current assets	1,945,172	1,606,414
Total Current Assets	8,298,034	4,014,958
Intangible assets, net	2,041,999	2,047,818
In-process research and development	12,589,191	12,569,793
Goodwill	37,182,945	36,900,801
Total Assets	$60,112,169	$55,533,370

Liabilities, Temporary Equity and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,905,267	$8,529,259
Accounts payable - related parties	236,534	215,495
Accrued expenses	2,884,950	4,110,916
Accrued expenses - related parties	512,992	454,951
Loans payable - current portion	606,295	968,446
Loans payable - related parties	514,140	513,082
Convertible notes payable	316,111	1,916,195
Convertible notes payable - related parties	270,000	270,000
Derivative liabilities	24,375,911	4,442,970
Total Current Liabilities	33,622,200	21,421,314
Accrued issuable equity	-	43,095
Loans payable - non current portion	107,964	113,763
Deferred tax liability	3,672,710	3,668,329
Total Liabilities	37,402,874	25,246,501

Commitments and contingencies
Series A Convertible Preferred Stock, $0.0001 par value; 1,000,000 shares designated; 0 shares issued; none available at March 31, 2021 or December 31, 2020	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 30,518,330 and 26,171,225 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3,052	2,617
Additional paid-in capital	86,436,232	78,005,004
Accumulated other comprehensive income	826,234	636,886
Accumulated deficit	(64,556,223)	(48,357,638)
Total Stockholders’ Equity	22,709,295	30,286,869
Total Liabilities and Stockholders’ Equity	$60,112,169	$55,533,370

The accompanying notes are an integral part of these financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

(FORMERLY KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Operating Expenses:
Research and development	$99,899	$472,862
Research and development - related parties	267,053	30,605
General and administrative	2,542,231	995,328
General and administrative - related parties	39,120	68,067
Total Operating Expenses	2,948,303	1,566,862
Loss From Operations	(2,948,303)	(1,566,862)

Other (Expense) Income:
Gain on settlement of payables and accrued expenses	723,764	-
Other income - related parties	-	240,000
Interest expense	(112,933)	(152,916)
Interest expense - related parties	(13,949)	(19,848)
Loss on extinguishment of convertible notes payable, net	(9,737)	(886,736)
Change in fair value of derivative liabilities	(13,229,308)	-
Offering costs allocated to warrant liabilities	(604,118)	-
Change in fair value of accrued issuable equity	(9,405)	-
Total Other Expense, Net	(13,255,686)	(819,500)

Loss Before Income Taxes	(16,203,989)	(2,386,362)
Income tax benefit	5,404	5,102
Net Loss	(16,198,585)	(2,381,260)

Other Comprehensive Income:
Foreign currency translation adjustments	189,348	(1,844,205)
Total Comprehensive Loss	$(16,009,237)	$(4,225,465)

Basic and Diluted Net Loss per Common Share	$(0.58)	$(0.14)

Weighted Average Number of Common Shares Outstanding:	27,953,302	16,840,668

The accompanying notes are an integral part of these financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

(FORMERLY KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in US Dollars)

(unaudited)

	For The Three Months Ended March 31, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2021	26,171,225	$2,617	$78,005,004	$636,886	$(48,357,638)	$30,286,869
Shares issued upon conversion of KBL debt	467,123	47	1,941,078	-	-	1,941,125
Shares issued upon conversion of 180 debt	158,383	16	432,367	-	-	432,383
Shares issued in connection with the private offering, net of financing costs(a)	2,564,000	256	10,730,814	-	-	10,731,070
Offering costs allocated to
warrant liabilities(a)	-	-	604,118	-	-	604,118
Warrants issued in connection with the private offering, reclassified to derivative liabilities	-	-	(7,294,836)	-	-	(7,294,836)
Shares issued upon exchange of common stock equivalents	959,809	96	(96)	-	-	-
Stock based compensation:
Common stock	197,790	20	925,384	-	-	925,404
Options	-	-	1,092,399	-	-	1,092,399
Comprehensive loss:
Net loss	-	-	-	-	(16,198,585)	16,198,585)
Other comprehensive income	-	-	-	189,348	-	189,348
Balance - March 31, 2021	30,518,330	$3,052	$86,436,232	$826,234	$(64,556,223)	$22,709,295

(a)

Consists of $11,700,000 of gross proceeds from the offering, net of placement agent fees and other cash offering costs of $968,930. Of the $968,930 offering costs, $364,812 was allocated to the common stock and $604,118 was allocated to the warrant liabilities and expensed immediately due to their liability classification (see Note 6 – Derivative Liabilities – Warrants Issued in Private Offering).

	For The Three Months Ended March 31, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2020	13,846,925	$1,384	$75,890,295	$152,803	$(37,473,580)	$38,570,902
Common stock issued for cash	12,292	1	72,499	-	-	72,500
Shares issued upon exchange of common stock equivalents	410,170	41	(41)	-	-	-
Beneficial conversion feature on convertible debt issued			329,300	-	-	329,300
Comprehensive loss:
Net loss	-	-	-	-	(2,381,260)	(2,381,260)
Other comprehensive loss	-	-	-	(1,844,205)	-	(1,844,205)
Balance - March 31, 2020	14,269,387	$1,426	$76,292,053	$(1,691,402)	$(39,854,840)	$34,747,237

The accompanying notes are an integral part of these financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

(FORMERLY KBL MERGER CORP. IV)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(16,198,585)	$(2,381,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation
Shares issued for services	925,404	-
Amortization of stock options	1,092,399	-
Depreciation and amortization	28,668	32,293
Gain on settlement of payables and accrued expenses	(723,764)	-
Loss on extinguishment of convertible note payable	9,737	886,736
Gain on exchange rate transactions	-	(5,334)
Deferred tax benefit	(5,403)	(5,102)
Change in fair value of derivative liabilities	13,229,308	-
Offering costs allocated to warrant liabilities	604,118	-
Change in fair value of accrued issuable equity	9,405	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(342,045)	267,716
Due from related parties	-	(240,000)
Accounts payable	(3,966,486)	302,380
Accrued expenses	(940,301)	733,565
Accrued issuable equity	(52,500)	-
Total adjustments	9,868,540	1,972,254
Net Cash Used In Operating Activities	(6,330,045)	(409,006)

Cash Flows From Financing Activities
Shares issued for cash, net of issuance costs	10,731,070	-
Repayment of loans payable	(368,532)	-
Proceeds from sale of common stock	-	72,500
Proceeds from loans payable	-	3,500
Proceeds from loans payable - related parties	-	174,864
Proceeds from convertible notes payable - related parties	-	82,500
Cash Provided By Financing Activities	10,362,538	333,364

Effect of Exchange Rate Changes on Cash	(88,175)	89,810

Net Increase In Cash	3,944,318	14,168
Cash - Beginning of Period	2,108,544	83,397
Cash - End of Period	$6,052,862	$97,565

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Warrants issued in connection with the private offering	$7,294,836	$-
Conversion of convertible debt and accrued interest into common stock	$1,340,185	$-
Conversion of notes payable and accrued interest into common stock	$432,383	$-
Exchange of common stock equivalents for common stock	$96	$-
Accrued interest reclassified to convertible notes principal	$-	$99,702
Accrued interest reclassified to convertible notes, related party principal	$-	$8,129
Recognition of beneficial conversion feature as loss on extinguishment of convertible note principal	$-	$339,200
Redemption premium and restructuring fee recognized as an increase in convertible note principal	$-	$557,444
Proceeds from loans payable paid directly to vendors in satisfaction of accounts payable	$-	$7,537
Proceeds from loans payable - related parties paid directly to vendors in satisfaction of accounts payable	$-	$9,263
Increase in loans payable in satisfaction of certain accounts payable	$-	$3,000
Security deposit applied to accounts payable	$7,030	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

180 Life Corp. (“180”, f/k/a 180 Life Sciences Corp. and CannBioRx Life Sciences Corp.) is a wholly-owned subsidiary of the Company and was incorporated in the State of Delaware on January 28, 2019. The Company is located in the United States (“U.S.”) and is a medical pharmaceutical company focused upon unmet medical needs in the areas of inflammatory diseases, fibrosis, and chronic pain by employing innovative research and, where appropriate, combination therapies, through 180’s three wholly-owned subsidiaries, 180 Therapeutics L.P. (“180 LP”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), and Katexco Pharmaceuticals Corp. (“Katexco”). 180 LP, CBR Pharma and Katexco are together, the “180 Subsidiaries.” Katexco was incorporated on March 7, 2018 under the provisions of the British Corporation Act of British Columbia. Additionally, 180’s wholly-owned subsidiaries Katexco Callco, ULC, Katexco Purchaseco, ULC, CannBioRex Callco, ULC, and CannBioRex Purchaseco, ULC were formed in the Canadian Province of British Columbia on May 31, 2019 to facilitate the acquisition of Katexco, CBR Pharma and 180 LP.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. During the three months ended March 31, 2021, the Company incurred a net loss of $16,198,585 and used $6,330,045 of cash in operations. As of March 31, 2021, the Company has an accumulated deficit of $64,556,223 and a working capital deficit of $25,324,166. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past as the result of the COVID-19 pandemic could have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of operations and financial condition. Management continues to monitor the developments and has taken active measures to protect the health of the Company’s employees, their families and the Company’s communities. The ultimate impact will depend heavily on the duration of the COVID-19 pandemic and public health responses, the efficacy of vaccines, the availability thereof, and the willingness of individuals to receive such vaccines, as well as the substance and pace of macroeconomic recovery, all of which are uncertain and difficult to predict considering the continuing evolving landscape of the COVID-19 pandemic and the public health responses to contain it.

Management has evaluated, and will continue to evaluate, the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or results of its operations, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. To date, only the follow-up time for patient data for the Phase 2b Dupuytren’s disease clinical trial has been delayed as a result of COVID-19, but such follow-up is now completed. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These condensed consolidated financial statements have been prepared under the assumption of a going concern, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. Future financing options available to the Company include equity financings and loans and if the Company is unable to obtain such additional financing timely, or on favorable terms, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed consolidated financial statements are issued. Realization of the Company’s assets may be substantially different from the carrying amounts presented in these condensed consolidated financial statements and the accompanying condensed consolidated financial statements do not include any adjustments that may become necessary, should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in this note.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2021, and for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. For additional information, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements of and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 9, 2021.

On November 6, 2020 (the “Closing Date”), the Company consummated a business combination (the “Business Combination”) pursuant to which, among other things, a subsidiary of the Company merged with and into 180, with 180 continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”, and the Company prior to the Merger sometimes referred to herein as “KBL”). The Business Combination was accounted for as a reverse recapitalization, and 180 is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the historical operations that are reflected in these condensed consolidated financial statements prior to the Business Combination are those of 180 Life Corp. and its subsidiaries. The preferred stock, common stock, additional paid in capital and earnings per share amount in these consolidated financial statements for the period prior to the Business Combination have been restated to reflect the recapitalization in accordance with the shares issued to the shareholders of the former parent, 180 Life Corp. as a result of the Business Combination.

The condensed consolidated financial statements include the historical accounts of 180 Life Corp. as accounting acquirer along with its wholly owned subsidiaries, and, effective with the closing of the Business Combination, 180LS as the accounting acquiree. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Canadian Dollar (“CAD”) or British Pound (“GBP”). Assets and liabilities are translated based on the exchange rates at the balance sheet date (0.7941 and 0.7056 for the CAD, 1.3766 and 1.2373 for the GBP, each as of March 31, 2021 and 2020, respectively), while expense accounts are translated at the weighted average exchange rate for the period (0.7896 and 0.7455 for the CAD and 1.3784 and 1.2805 for the GBP for each of the three months ended March 31, 2021 and 2020, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three months ended March 31, 2021 and 2020, the Company recorded other comprehensive gain (loss) of $189,348 and ($1,844,205), respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recorded $11,148 and $5,334 of foreign currency transaction gains for the three months ended March 31, 2021 and 2020, respectively. Such amounts have been classified within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	March 31,
	2021	2020
Options	1,630,000	-
Warrants	8,628,908	-
Convertible debt (a)	100,361	888,187
Total	10,359,269	888,187

(a)	Represents shares issuable upon conversion of debt at variable conversion prices, which were calculated using the fair value of the Company’s common stock at the respective balance sheet date.

Warrant, Option and Convertible Instrument Valuation

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

Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date but before these financial statements were issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 12, Subsequent Events.

Reclassification

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Consulting fees	$1,391,923	$1,718,559
Professional fees	658,069	1,261,751
Employee and director compensation	582,878	878,292
Research and development fees	134,072	17,817
Interest	104,434	184,576
Patent costs	8,974	-
Travel expenses	4,600	4,600
Other	-	45,321
	$2,884,950	$4,110,916

As of March 31, 2021 and December 31, 2020, accrued expenses - related parties were $512,992 and $454,951, respectively. As of March 31, 2021, accrued expenses – related parties consisted primarily of professional fees and services. See Note 11 – Related Parties for details.

NOTE 5 - ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the three months ended March 31, 2021 is presented below:

Balance at January 1, 2021	$43,095
Reclassification to equity	(43,095)
Balance at March 31, 2021	$-

There was no accrued issuable equity activity during the three months ended March 31, 2020.

NOTE 6 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2021
	Warrants	Convertible Notes	Total
Beginning balance as of January 1, 2021	$4,217,170	$225,800	$4,442,970
Extinguishment of derivative liabilities in connection with conversion of debt	-	(591,203)	(591,203)
Warrants issued in private offering	7,294,836	-	7,294,836
Change in fair value of derivative liabilities	12,573,904	665,404	13,229,308
Ending balance as of March 31, 2021	$24,085,910	$290,001	$24,375,911

The fair value of the derivative liabilities as of March 31, 2021 was estimated using the Monte-Carlo and Black Scholes option price models, with the following assumptions used:

For the Three Months Ended
March 31, 2021
Risk-free interest rate	0.00% - 0.92%
Expected term (years)	0.02 – 4.90
Expected volatility	85% - 192%
Expected dividends	0%

Between January 15, 2021 and February 5, 2021, the fair value of derivative liabilities extinguished in connection with the conversion of debt were estimated using the Monte-Carlo and Black Scholes option price models with the following assumptions used:

January 15, 2021 to
February 5, 2021
Risk-free interest rate	0.00% - 0.14%
Expected term (years)	0.02 - 0.18
Expected volatility	120% - 161%
Expected dividends	0%

AGP Warrants

In connection with the closing of the Business Combination on November 6, 2020, the Company became obligated to assume five-year warrants for the purchase of 63,658 shares of the Company’s common stock at an exercise price of $5.28 per share (the “AGP Warrant Liability”) that had originally been issued by KBL to an investment banking firm in connection with a prior private placement.

On March 12, 2021, the Company issued a warrant to AGP (the “AGP Warrant”) to purchase up to an aggregate of 63,658 shares of the Company’s common stock at a purchase price of $5.28 per share, subject to adjustment, in full satisfaction of the AGP Warrant Liability. The purchase of shares pursuant to the AGP Warrant is limited at any given time not to exceed a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock. The AGP Warrant is exercisable at any time between May 2, 2021 and May 2, 2025. The newly issued AGP Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrant will continue to be liability-classified. The AGP Warrant was revalued on March 31, 2021 at $403,332 which resulted in a $237,436 increase in the fair value of the derivative liabilities.

Warrants Issued in Private Offering

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 2,564,000 shares of common stock at an exercise price of $5.00 per share in connection with the private offering (see Note 10 – Stockholders’ Equity – Common Stock). The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the Company reclassified the $7,294,836 fair value of the PIPE Warrants, which was determined using the Black-Scholes option pricing model, from additional paid-in-capital to derivative liabilities. The PIPE Warrants were revalued on March 31, 2021 at $11,876,704 which resulted in a $4,581,868 change in the fair value of derivative liabilities. The following assumptions were used to value the PIPE Warrants at issuance:

February 23, 2021
Risk-free interest rate	0.59%
Expected term (years)	5.00
Expected volatility	85.0%
Expected dividends	0.0%

NOTE 7 - LOANS PAYABLE

Loans Payable

The below table summarizes the activity of loans payable during the three months ended March 31, 2021:

	Principal Balance at December 31, 2020	Repayments	Effect of Foreign Exchange Rates	Principal Balance at March 31, 2021
Kingsbrook	$150,000	$(150,000)	$-	$-
Paycheck Protection Program	53,051	-	-	53,051
Bounce back loan scheme	68,245	-	582	68,827
Other loans payable	810,913	(218,532)	-	592,381
Total loans payable	1,082,209	(368,532)	582	714,259
Less: loans payable - current portion	968,446	(362,151)	-	606,295
Loans payable - non-current portion	$113,763	$(6,381)	$582	$107,964

On March 3, 2021, the Company repaid the Kingsbrook loans payable in cash for an aggregate of $166,313, which included the principal of $150,000 and accrued interest of $16,313.

During the three months ended March 31, 2021, the Company paid an aggregate of $218,532 in partial satisfaction of other loans payable.

Loans Payable- Related Parties

The below table summarizes the activity of loans payable - related parties during the three months ended March 31, 2021:

	Principal Balance at December 31, 2020	Effect of Foreign Exchange Rates	Principal Balance at March 31, 2021
Loans payable issued between
September 18, 2019 through November 4, 2020	$513,082	$1,058	$514,140

On February 10, 2021, the Company entered into amended loan agreements to modify the terms of certain loan agreements in the aggregate principal amount of $432,699, previously entered into with Sir Marc Feldmann and Dr. Lawrence Steinman, the Co-Executive Chairmen of the Board of Directors. The loan agreements were extended and modified to be paid back at the Company’s discretion, either by 1) repayment in cash, or 2) by converting the outstanding amounts into shares of common stock at the same price per share as the next financing transaction. Subsequently, on February 25, 2021, and effective as of the date of the original February 10, 2021 amendments, the Company determined that such amendments were entered into in error and each of Sir Feldmann and Dr. Steinman rescinded such February 10, 2021 amendments. See Note 12 – Subsequent Events.

Interest Expense on Loans Payable

For the three months ended March 31, 2021, the Company recognized interest expense and interest expense — related parties associated with the loans of $8,257 and $10,103, respectively. During the three months ended March 31, 2020, the Company recognized interest expense and interest expense — related parties associated with the loans of $14,885 and $6,638, respectively.

As of March 31, 2021, the Company had accrued interest and accrued interest — related parties associated with the loans of $16,946 and $47,694, respectively. As of December 31, 2020, the Company had accrued interest and accrued interest — related parties associated with the loans of $24,824 and $37,539, respectively. See Note 11 — Related Parties for additional details.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The below table summarizes the activity of convertible notes payable during the three months ended March 31, 2021:

	Principal Balance December 31, 2020	Converted to Equity	Principal Balance March 31, 2021
Dominion	$833,334	$(833,334)	$-
Kingsbrook	101,000	(101,000)	-
Alpha Capital	616,111	(300,000)	316,111
Convertible bridge notes	365,750	(365,750)	-
Total Convertible Notes Payable	$1,916,195	$(1,600,084)	$316,111

Dominion, Kingsbrook and Alpha Convertible Promissory Notes

During the three months ended March 31, 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,334 and an aggregate accrued interest balance of $105,850 into an aggregate of 467,123 shares of the Company’s common stock at conversion prices ranging from $2.45-$3.29 per share. The shares issued upon the conversion of the convertible promissory notes had a fair value at issuance of $1,941,125. In connection with the conversion of convertible notes payable, derivative liabilities in the amount of $591,203 related to the bifurcated embedded conversion feature of such notes were extinguished. The Company recorded a loss on extinguishment of convertible notes payable of $9,737 during the three months ended March 31, 2021 as a result of the conversion of debt and the extinguishment of the related derivative liabilities.

Bridge Notes

During the three months ended March 31, 2021, certain noteholders elected to convert bridge notes with an aggregate principal balance of $365,750 and an aggregate accrued interest balance of $66,633 into an aggregate of 158,383 shares of the Company’s common stock at a conversion price of $2.73 per share.

Default on Convertible Notes

On February 3, 2021, there was an event of default in connection with the Alpha Capital convertible note (the “Alpha Capital Note”), which resulted in an increase in the settlement value of the Alpha Capital Note. The additional liability is accounted for as a bifurcated derivative. See Note 6, Derivative Liabilities, and Note 12, Subsequent Events.

Interest on Convertible Notes

During the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $104,676 and $138,031, respectively, related to convertible notes payable, and recorded interest expense - related parties of $3,846 and $13,210, respectively, related to convertible notes payable - related parties.

As of March 31, 2021 and December 31, 2020, accrued interest related to convertible notes payable was $85,087 and $182,181, respectively, and accrued interest expense - related parties related to convertible notes payable - related parties was $90,845 and $124,833, which is included in accrued expenses and accrued expenses - related parties, respectively, on the accompanying condensed consolidated balance sheets.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of March 31, 2021 or December 31, 2020.

Potential Legal Matters

Action against former executives of KBL

The Company may initiate legal action against former executives of KBL for non-disclosure in the KBL original June 30, 2020 and September 30, 2020 Quarterly Reports on Form 10-Q of the matters disclosed in Note 14 (as restated) of the September 30, 2020 financial statements in the amended Quarterly Report on Form 10-Q filed on February 5, 2021. If such legal action is initiated, the Company would seek damages to cover, at a minimum, the unrecorded and contingent liability obligations and legal fees. There can be no assurance that, if such legal action is initiated, the Company will be successful in its legal actions.

Action against Tyche Capital LLC

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

On May 17, 2021, Tyche filed a counterclaim against the Company alleging that it was the Company, rather than Tyche, that had breached the Guarantee and Commitment Agreement entered into between KBL and Tyche on July 25, 2019.  Tyche also filed a complaint against six third-party defendants, including three members of the Company’s management, Sir Marc Feldman, Dr. James Woody, and Ozan Pamir, claiming that they allegedly breached fiduciary duties to Tyche with regards to the Guarantee and Commitment Agreement.  The Company denies all of such claims, as do the three individual members of the Company’s management, and will vigorously defend against all of Tyche’s claims.

Cantor Fitzgerald & Co. Breach of Contract

On February 27, 2018, KBL entered into a service contract with Cantor Fitzgerald & Co. (“CF&CO”) whereby CF&CO would receive a transaction fee in cash arising out of any contemplated business combination by the Company. On July 25, 2019, KBL entered into the Business Combination Agreement whereby CF&CO became entitled to a transaction fee of $1,500,000 (the “Transaction Fee”). On November 6, 2020, the Company and CF&CO entered into a settlement agreement (the “Settlement Agreement”) whereby CF&CO agreed to release the Company from the obligation to pay the Transaction Fee in cash and to instead accept 150,000 fully paid shares of the Company’s common stock, but only if the Company would take all necessary action to permit the sale of the Shares by filing with the Securities and Exchange Commission (the “SEC”) a shelf registration statement within 30 days following the closing of the merger. On November 6, 2020, the Company closed the merger and in breach of the Settlement Agreement, did not file a registration statement with the SEC within 30 days of the November 6, 2020 closing, due to the need to restate the previously filed KBL financial statements.

In April 2021, Cantor Fitzgerald & Co. (“Cantor”) filed a complaint against the Company in the Supreme Court of the State of New York, County of New York (Index No. 652709/2021), alleging causes of action against the Company relating to the claimed breach of a fee agreement between the parties from February 2018 which required the Company to pay Cantor a transaction fee in cash in the event the Company completed a business transaction, as well as the alleged breach of a settlement agreement subsequently entered into with Cantor as described above. The complaint seeks $1,500,000 in damages, pre-and-post judgment interest and attorneys’ fees.

On April 4, 2021, the Company received a court summons in connection with the alleged breach of the settlement agreement pursuant to which Cantor is currently pursuing litigation. The Company plans to file a response with the court pursuant to an extension that was granted to file an answer. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation. Further, the Company believes that it has counterclaims against Cantor and plans to plead such counterclaims in defense of claims raised. The outcome of the matter is currently unknown. The Company is in discussions with Cantor regarding the registration of the 150,000 shares that have been issued to Cantor and hopes to resolve this dispute by registering the shares that have been issued to Cantor, of which there is no assurance.

Convertible Promissory Note

The holder of the Alpha Convertible Note has alleged that the default event described in Note 9, Convertible Notes Payable, also applies to $300,000 of principal that was converted on February 4, 2021, which would result in an additional increase to the settlement amount of the Alpha Convertible Note. The Company is in discussions with the noteholder regarding this dispute.

Operating Leases

The Company leased office space in London, UK through an operating lease agreement, which was terminated pursuant to the terms of the lease in August 2020. Total operating lease expenses were $0 and $17,397 for each of the three months ended March 31, 2021 and 2020 and is recorded in general and administrative expenses on the condensed consolidated statements of operations.

Consulting Agreement

On February 22, 2021, the Company entered into a consultancy agreement (as amended, the “Consulting Agreement”) with a related party (the “Consultant”). The Consulting Agreement is effective December 1, 2020.

Pursuant to the Consulting Agreement, the Company agreed to pay the Consultant 15,000 British Pounds (GBP) per month (approximately $20,800) during the term of the agreement, increasing to 23,000 GBP per month (approximately $32,000) on the date (a) of publication of the data from the phase 2b clinical trial for Dupuytren’s disease (RIDD) and (b) the date that the Company has successfully raised over $15 million in capital. The Company also agreed to pay the Consultant the following bonus amounts:

●	The sum of £100,000 (approximately $138,000) upon submission of the Dupuytren’s disease clinical trial data for publication in a peer-reviewed journal (“Bonus 1”);

●	The sum of £434,673 GBP (approximately $605,000) (“Bonus 2”), which is earned and payable upon the Company raising a minimum of $15 million in additional funding, through the sale of debt or equity, after December 1, 2020 (the “Vesting Date”). Bonus 2 is payable within 30 days of the Vesting Date and shall be and shall not be accrued, due or payable prior to the Vesting Date. Bonus 2 is payable, at the election of the Consultant, at least 50% (fifty percent) in shares of the Company’s common stock, at the lower of (i) $3.00 per share, or (ii) the trading price on the date of the grant, with the remainder paid in GBP.

●	The sum of £5,000 (approximately $7,000) on enrollment of the first patient to the phase 2 frozen shoulder trial (“Bonus 3”); and

●	The sum of £5,000 (approximately $7,000) for enrollment of the first patient to the phase 2 delirium/POCD trial (“Bonus 4”).

The Consulting Agreement has an initial term of three years, and renews thereafter for additional three-year terms, until terminated as provided in the agreement. The Consulting Agreement can be terminated by either party with 12 months prior written notice (provided the Company’s right to terminate the agreement may only be exercised if the Consultant fails to perform his required duties under the Consulting Agreement), or by the Company immediately under certain conditions specified in the Consulting Agreement if (a) the Consultant fails or neglects efficiently and diligently to perform the services required thereunder or is guilty of any breach of its or his obligations under the agreement (including any consent granted under it); (b) the Consultant is guilty of any fraud or dishonesty or acts in a manner (whether in the performance of the services or otherwise) which, in the reasonable opinion of the Company, has brought or is likely to bring the Consultant, the Company or any of its affiliates into disrepute or is convicted of an arrestable offence (other than a road traffic offence for which a non-custodial penalty is imposed); or (c) the Consultant becomes bankrupt or makes any arrangement or composition with his creditors. If the Consulting Agreement is terminated by the Company for any reason other than cause, the Consultant is entitled to a lump sum payment of 12 months of his fee as at the date of termination.

Effective March 30, 2021, in satisfaction of amounts owed to the Consultant for 50% of Bonus 2, the Company issued 100,699 shares of the Company’s common stock to the Consultant. Additionally, on April 15, 2021, in satisfaction of amounts owed to the Consultant for an additional 19% of Bonus 2, the Company issued 37,715 of the Company’s common stock to the Consultant. The remainder of Bonus 2 will be due to the Consultant at such time as the Company has raised $15 million, which obligation was waived by the Company in connection with the issuance of the shares described above.

Employment Agreement of Chief Executive Officer

On February 25, 2021, the Company entered into an amended agreement with the Chief Executive Officer of the Company (the “CEO”) (the “A&R Agreement”), dated February 24, 2021, and effective November 6, 2020, which replaced the CEO’s prior agreement with the Company. Pursuant to the A&R Agreement, the CEO agreed to serve as an officer of the Company for a term of three years, which is automatically renewable thereafter for additional one-year periods, unless either party provides the other at least 90 days written notice of their intent to not renew the agreement. The CEO’s annual base salary under the agreement will initially be $450,000 per year, with automatic increases of 5% per annum.

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

The A&R agreement can be terminated any time by the Company for cause (subject to the cure provisions of the agreement), or without cause (with 60 days prior written notice to the CEO), by the CEO for good reason (as described in the agreement, and subject to the cure provisions of the agreement), or by the CEO without good reason. The agreement also expires automatically at the end of the initial term or any renewal term if either party provides notice of non-renewal as discussed above.

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

Employment Agreement of Chief Financial Officer

On February 25, 2021, the Company entered into an Employment Agreement (the “CFO Agreement”) dated February 24, 2021, and effective November 6, 2020, with the Company’s Interim Chief Financial Officer. Pursuant to the agreement, the CFO agreed to serve as the Interim Chief Financial Officer (“CFO”) of the Company for an initial salary of $300,000 per year, subject to increase to a mutually determined amount upon the closing of a new financing as well as annual increases.

Under the agreement, the CFO is eligible to receive an annual bonus, in a targeted amount of 30% of his then salary, based upon the Company’s achievement of performance and management objectives as set and approved by the CEO, in consultation with the CFO. The bonus amount is subject to adjustment. The Board of Directors, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee), may also award the CFO bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion. Under the CFO Agreement, the CFO is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time. As of March 31, 2021, the Company recorded $15,750 of accrued bonus payable to the CFO.

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

NOTE 10 - STOCKHOLDERS’ EQUITY

Common Stock

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

The PIPE Warrants have an exercise price equal to $5.00 per share, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. However, the exercise price of the PIPE Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The PIPE Warrants are exercisable for 5 years following the closing date. The PIPE Warrants are subject to a provision prohibiting the exercise of such Warrants to the extent that, after giving effect to such exercise, the holder of such Warrant (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased to 9.99% on a holder by holder basis, with 61 days prior written consent of the applicable holder). The PIPE Warrants were determined to be liability-classified (see Note 6 – Derivative Liabilities – Warrants Issued in Private Offering). Of the $968,930 of placement agent fees and offering expenses, $364,812 was allocated to the common stock and $604,118 was allocated to the warrant liabilities. Because the PIPE Warrants are liability classified, the $604,118 allocated to the warrants was immediately expensed.

In connection with the Private Offering, the Company also entered into a Registration Rights Agreement, dated as of February 23, 2021, with the Purchasers (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) on or prior to April 24, 2021 to register the resale of the Shares and the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”), and to cause such registration statement to be declared effective on or prior to June 23, 2021 (or, in the event of a “full review” by the SEC, August 22, 2021). The Company is currently in default of the terms of the Registration Rights Agreement as the registration statement to register the Shares and Warrant Shares was not filed by April 24, 2021. As a result of this default, the Company is required to pay damages to the Purchasers in the aggregate amount of $174,993 each month, up to a maximum of $583,310, beginning on April 24, 2021 and until such date that the registration statement is filed with the SEC.

Common Stock Issued for Services

During the three months ended March 31, 2021, the Company issued an aggregate 197,790 of immediately vested shares of the Company’s common stock as compensation to consultants, directors, and officers, with an aggregate issuance date fair value of $925,404 which was charged immediately to the condensed consolidated statement of operations for the three months ended March 31, 2021.

Common Stock Issued Upon Exchange of Common Stock Equivalents

During the three months ended March 31, 2021, the Company issued 959,809 shares of its common stock upon the exchange of common stock equivalents.

Convertible Note Conversions

During the three months ended March 31, 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,334 and an aggregate accrued interest balance of $105,850 into an aggregate of 467,123 shares of the Company’s common stock at conversion prices ranging from $2.45-$3.29 per share, pursuant to the terms of such notes. (See Note 8 – Convertible Notes Payable).

Bridge Note Conversions

During the three months ended March 31, 2021, certain noteholders elected to convert bridge notes with an aggregate principal balance of $365,750 and an aggregate accrued interest balance of $66,633 into an aggregate of 158,383 shares of the Company’s common stock at a conversion price of $2.73 per share, pursuant to the terms of such notes. (see Note 8 - Convertible Notes Payable).

Stock Options

On February 26, 2021, the Company issued ten-year options to purchase an aggregate of 1,580,000 shares of the Company’s common stock to two officers of the Company. The options have an exercise price of $4.43 per share and shall vest at the rate of (a) 1/5th of such Options on the date of grant; and (b) the remaining 4/5th of such options ratably on a monthly basis over the following 36 months on the last day of each calendar month; provided, however, that the equity awards will vest immediately upon executive’s death or disability. The options had a grant date fair value of $5,280,632, which will be recognized over the vesting term.

The assumptions used in the Black-Scholes valuation method were as follows:

For the Three Months Ended March 31, 2021
Risk free interest rate	0.75%
Expected term (years)	5.27 - 5.38
Expected volatility	100%
Expected dividends	0%

The Company recognized stock-based compensation expense related to the stock options for the three months ended March 31, 2021 and 2020 of $1,092,399 and $0, respectively, which is included within general and administrative expenses on the condensed consolidated statements of operations. As of March 31, 2021, there was $3,803,903 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.88 years.

NOTE 11 - RELATED PARTIES

Due from Related Parties

Due from related parties was $300,000 as of March 31, 2021 and December 31, 2020, and consists of a receivable due from a research and development company that has shared officers and directors.

Accounts Payable - Related Parties

Accounts payable - related parties was $236,534 as of March 31, 2021 and consists of $217,189 for professional services provided by the Company’s directors and $19,345 for accounting fees for services provided by a director and his company. Accounts payable - related parties was $215,495 as of December 31, 2020 and consists of $196,377 for professional services provided by the Company’s directors and $19,118 for accounting fees for services provided by a director and his company.

Accrued Expenses - Related Parties

Accrued expenses - related parties was $512,992 as of March 31, 2021 and consists of $138,538 of interest accrued on loans and convertible notes due to certain officers and directors of the Company and $374,454 of accrued professional fees for services provided by certain directors of the Company. Accrued expenses - related parties of $454,951 as of December 31, 2020, consists of $124,833 of interest accrued on loans and convertible notes due to certain officers and directors of the Company and $330,118 of accrued professional fees for services provided by certain directors of the Company.

Loans Payable - Related Parties

Loans payable - related parties consists of $514,140 and $513,082 as of March 31, 2021 and December 31, 2020, respectively. Please refer to Note 7 - Loan Payables for more information.

Convertible Notes Payable - Related Parties

Convertible notes payable - related parties of $270,000 and $270,000 as of March 31, 2021 and December 31, 2020, respectively, represents the principal balance of convertible notes owed to certain officers and directors of the Company.

Research and Development Expenses – Related Parties

During the three months ended March 31, 2021, the Company incurred $267,056 of research and development expenses in connection with professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

During the three months ended March 31, 2020, the Company incurred $30,605 of research and development expenses related to professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

General and Administrative Expenses - Related Parties

During the three months ended March 31, 2021, the Company incurred $39,120 of general and administrative expenses related to professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

During the three months ended March 31, 2020, the Company incurred $68,067 of general and administrative expenses related to professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

Other Income - Related Parties

During the three months ended March 31, 2021 and 2020, the Company recorded $0 and $240,000, respectively, of other income related to a one-year research and development agreement with a company who shares common officers and directors with the Company.

Interest Expense - Related Parties

During the three months ended March 31, 2021, the Company recorded $13,949 of interest expense - related parties, of which $11,526 related to interest on certain convertible notes held by officers and directors of the Company and $2,423 related to interest expense on loans from officers, directors and a greater than 10% investor of the Company.

During the three months ended March 31, 2020, the Company recorded $19,848 of interest expense - related parties, of which $13,480 related to interest on certain convertible notes held by officers and directors of the Company and $6,368 related to interest expense on loans from officers, directors and a greater than 10% investor of the Company.

NOTE 12 - SUBSEQUENT EVENTS

Common Stock Issued

During April 2021, the Company issued 37,715 shares of common stock in partial satisfaction of bonuses earned by the Consultant pursuant to the terms of the Consulting Agreement. See Note 9 – Commitments and Contingencies, Consulting Agreement.

Extension of the Loan Agreements

On April 12, 2021, the Company entered into amended loan agreements with Sir Marc Feldmann and Dr. Lawrence Steinman, the Co-Executive Chairman of the Board of Directors, which extended the date of all of their outstanding loan agreements to September 30, 2021 (see Note 7 – Loans Payable, Loans Payable – Related Parties).

Cantor Fitzgerald & Co. Litigation

On April 4, 2021, the Company received a court summons in connection with the alleged breach of a settlement agreement with Cantor Fitzgerald & Co., and Cantor Fitzgerald & Co. is currently pursuing litigation. See Note 9 – Commitments and Contingencies, Potential Legal Matters.

EarlyBird Capital Inc. Settlement Agreement

On April 23, 2021, the Company settled the amounts due pursuant to a certain finder agreement entered into with EarlyBird Capital, Inc. (“EarlyBird”) on October 17, 2017 (the “Finder Agreement”). The Company’s Board of Directors determined it was in the best interests to settle all claims which had been made or could be made with respect to the Finder Agreement and entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid EarlyBird a cash payment of $275,000 and issued 225,000 shares of the Company’s restricted common stock to EarlyBird.

Larsen Consulting Agreement

On April 29, 2021, the Company entered into a consulting agreement with Glenn Larsen, the former Chief Executive Officer of 180 Therapeutics LP, to act in the capacity as negotiator for the licensing of four patents. In consideration for services provided, the Company agreed to compensate Mr. Larsen with $50,000 of its restricted common stock (valued based on the closing sales price of the Company’s common stock on the date the Board of Directors approved the agreement, which shares have not been issued to date) which vests upon the Company entering into a licensing transaction with the assistance of Mr. Larsen.

Legal Action

On May 17, 2021, Tyche Capital LLC (“Tyche”) who had previously entered into a Guarantee and Commitment Agreement with the Company, filed counterclaims against the Company claiming breaches of fiduciary duties, and is seeking compensatory damages. See Note 9 – Commitments and Contingencies, Potential Legal Matters.

Application for Forgiveness of the Paycheck Protection Program Loan

On May 19, 2021, the Company applied for loan forgiveness for the amount of $51,051 in connection with amounts borrowed by Katexco under the Paycheck Protection Program. The result of the application has not yet been determined.

University of Oxford Agreement

On May 24, 2021, the Company entered into another research agreement with Oxford (the “Fifth Oxford Agreement”), pursuant to which the Company will sponsor work at the University of Oxford to conduct a multi-center, randomized, double blind, parallel group, feasibility study of anti-TNF injection for the treatment of adults with frozen shoulder during the pain-predominant phase. As consideration, the Company agreed to make the following payments to Oxford:

Amount Due
Milestone	(excluding VAT)
Upon signing of the Fifth Oxford Agreement	£70,546
6 months post signing of the Fifth Oxford Agreement	£70,546
12 months post signing of the Fifth Oxford Agreement	£70,546
24 months post signing of the Fifth Oxford Agreement	£70,546

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on July 9, 2021 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Please see the section entitled “Glossary” in our Annual Report for a list of abbreviations and definitions used throughout this Report.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to the Company, is also based on our good faith estimates.

See also “Cautionary Note Regarding Forward-Looking Statements”, above, which includes information on forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, used herein and other matters which are applicable to this Report, including, but not limited to this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “180 Life”, “180LS” and “180 Life Sciences Corp.” refer specifically to 180 Life Sciences Corp. and its consolidated subsidiaries. References to “KBL” refer to the Company prior to the November 6, 2020 Business Combination.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors”—“SEC Filings”—“All SEC Filings” page of our website at www.180lifesciences.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is www.180lifesciences.com/. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain recent events;

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components;

●	Consolidated Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2021 and 2020;

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition; and

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview and Recent Events

On November 6, 2020 (the “Closing Date”), the previously announced Business Combination was consummated following a special meeting of stockholders, where the stockholders of KBL considered and approved, among other matters, a proposal to adopt the Business Combination Agreement. Pursuant to the Business Combination Agreement, KBL Merger Sub, Inc. merged with 180 Life Corp (f/k/a 180 Life Sciences Corp.), with 180 continuing as the surviving entity and becoming a wholly-owned subsidiary of KBL. As part of the Business Combination, KBL issued 17,500,000 shares of common stock and equivalents to the stockholders of 180, in exchange for all of the outstanding capital stock of 180. The Business Combination became effective November 6, 2020 and 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp., and KBL changed its name to 180 Life Sciences Corp.

This MD&A and the related financial statements for the three months ended March 31, 2021 included herein includes the combined operations of KBL and 180 because the results are combined after the Closing Date.

This MD&A and the related financial statements for the three months ended March 31, 2020 includes the combined operations of 180 and its three operating entities, but does not include KBL because this period precedes the Business Combination.

Following the Closing of the Business Combination, we transitioned our operations to those of 180, which is a clinical stage pharmaceutical company headquartered in Menlo Park, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis and other inflammatory diseases, where anti-TNF therapy will provide a clear benefit to patients, by employing innovative research, and, where appropriate, combination therapy. We have three product development platforms:

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

We intend to invest resources to successfully complete the clinical programs that are underway, discover new drug candidates, and develop new molecules to build our existing pipeline with the goal of addressing unmet clinical needs. The product candidates are designed via a platform comprised of defined unit operations and technologies. This work is performed in a research and development environment that evaluates and assesses variability in each step of the process in order to define the most reliable production conditions.

We may rely on third-party contract manufacturing organizations (“CMOs”) and other third parties for the manufacturing and processing of our product candidates in the future, to the extent we determine to move forward with the manufacturing of such candidates, and subject to applicable approvals. We believe the use of contract manufacturing and testing for the first clinical product candidates is cost-effective and has allowed us to rapidly prepare for clinical trials in accordance with our development plans. We expect that third-party manufacturers will be capable of providing and processing sufficient quantities of these product candidates to meet anticipated clinical trial demands.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. The COVID-19 pandemic and the public health responses to contain it have resulted in global recessionary conditions, which did not exist at December 31, 2019. Among other effects, government-mandated closures, stay-at-home orders and other related measures have significantly impacted global economic activity and business investment in general. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, and on our business, results of operations and financial condition. We have been closely monitoring the developments and have taken active measures to protect the health of our employees, their families, and our communities. The ultimate impact of the pandemic on the 2021 fiscal year and beyond will depend heavily on the duration of the COVID-19 pandemic and public health responses, including government-mandated closures, stay-at-home orders, vaccine availability and efficacy and social distancing mandates, as well as the substance and pace of macroeconomic recovery, all of which are uncertain and difficult to predict considering the rapidly evolving landscape of the pandemic and the public health responses to contain it. As of March 31, 2021, only the follow-up time for patient data for the Phase 2b Dupuytren’s disease clinical trial has been delayed as a result of COVID-19, but such follow-up is now completed. However, COVID-19 may delay the initiation of certain clinical trials.

Close of Business Combination

As described above, on November 6, 2020 (the “Closing Date”), the Company consummated the previously announced business combination The Business Combination was accounted for as a reverse recapitalization of 180. All of 180’s capital stock outstanding immediately prior to the merger was exchanged for (i) 15,736,348 shares of 180LS common stock, (ii) 2 shares of Class C and Class K Special Voting Shares exchangeable into 1,763,652 shares of 180LS common stock which are presented as outstanding in the accompanying Statement of Changes in Stockholders’ Equity due to the reverse recapitalization. KBL’s 6,928,645 outstanding shares of common stock are presented as being issued on the date of the Business Combination.

Financing

On February 19, 2021, the Company entered into a Securities Purchase Agreement with a number of institutional investors (the “Purchasers”) pursuant to which the Company agreed to sell to the Purchasers an aggregate of 2,564,000 shares (the “Shares”) of the Company’s common stock and warrants to purchase up to an aggregate of 2,564,000 shares of the Company’s common stock (the “SPA Warrants”), at a combined purchase price of $4.55 per Share and accompanying SPA Warrant (the “Offering”). Aggregate gross proceeds from the Offering were approximately $11.7 million, prior to deducting placement agent fees and estimated offering expenses payable by the Company. Net proceeds to the Company from the Offering, after deducting the placement agent fees and offering expenses payable by the Company, were approximately $10.8 million. The Offering closed on February 23, 2021.

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

Conversion of Bridge Notes

On March 8, 2021, the holders of the Company’s convertible bridge notes, which were issued in December 27, 2019 and January 3, 2020 to various purchasers, converted an aggregate of $432,383, which included accrued interest of $66,633 owed under such convertible bridge notes, into an aggregate of 158,383 shares of common stock pursuant to the terms of such notes, as amended, at a conversion price of $2.73 per share.

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

We expense all research and development costs in the periods in which they are incurred. We accrue for costs incurred as services are provided by monitoring the status of each project and the invoices received from our external service providers. We adjust our accrual as actual costs become known. When contingent milestone payments are owed to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other staff-related costs, including stock-based compensation for shares of common stock issued to founders and personnel in executive, commercial, finance, accounting, legal, investor relations, facilities, business development and human resources functions and include vesting conditions.

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

It is expected that the general and administrative expenses will increase over the next several years to support our continued research and development activities, manufacturing activities, potential commercialization of our product candidates and the increased costs of operating as a public company. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company, as well as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs.

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

Offering Costs Allocated to Warrant Liabilities

Change in offering costs allocated to warrant liabilities represents placement agent fees and offering expenses which were allocated to the PIPE Warrants and expensed immediately as they are liability classified.

Change in Fair Value of Accrued Issuable Equity

Change in fair value of accrued issuable equity represents the non-cash change in fair value of accrued equity prior to its formal issuance.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results of Operations

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	For the Three Months Ended
	March 31,
	2021	2020
Operating Expenses:
Research and development	$99,899	$472,862
Research and development - related parties	267,053	30,605
General and administrative	2,542,231	995,328
General and administrative - related parties	39,120	68,067
Total Operating Expenses	2,948,303	1,566,862
Loss From Operations	(2,948,303)	(1,566,862)

Other (Expense) Income:
Gain on settlement of payables and accrued expenses	723,764	-
Other income - related parties	-	240,000
Interest expense	(112,933)	(152,916)
Interest expense - related parties	(13,949)	(19,848)
Loss on extinguishment of convertible notes payable, net	(9,737)	(886,736)
Change in fair value of derivative liabilities	(13,229,308)	-
Offering costs allocated to warrant liabilities	(604,118)	-
Change in fair value of accrued issuable equity	(9,405)	-
Total Other Expense, Net	(13,255,686)	(819,500)

Loss Before Income Taxes	(16,203,989)	(2,386,362)
Income tax benefit	5,404	5,102
Net Loss	$(16,198,585)	$(2,381,260)

Research and Development

We incurred research and development expenses of $99,899 for the three months ended March 31, 2021, compared to $472,862 for the three months ended March 31, 2020, representing a decrease of $372,963 or 79%. The decrease is primarily attributable to a $217,000 decrease in research and development expenses related to the temporary halting of drug discovery services in 2020 provided by Evotec International GmbH in connection with a research and development agreement until the Company raises additional capital, as well as approximately $158,000 of research tax credits earned during the first quarter of 2021.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $267,053 for the three months ended March 31, 2021, compared to $30,605 for the three months ended March 31, 2020, representing an increase of $236,448 or 773%. The increase is primarily attributable to approximately $430,000 of fees and bonuses accrued in connection with a consulting agreement with a founder of 180 Therapeutics, LP that became effective on December 1, 2020 for research in connection with the Company’s product candidate for the treatment of Dupuytren’s disease, offset by approximately $190,000 of research tax credits earned during the first quarter of 2021.

General and Administrative

We incurred general and administrative expenses of $2,542,231 and $995,328 for the three months ended March 31, 2021 and 2020, respectively, representing an increase of $1,546,903 or 155%. Increases of (i) approximately $283,000 in compensation expenses and approximately $248,000 insurance expense primarily resulting from expenses incurred by the acquired entity (180LS) and (ii) approximately $1,221,000 of stock-based compensation expense were partially offset by decreases of approximately $209,000 in professional fees and consulting expenses.

General and Administrative – Related Parties

We incurred general and administrative expenses – related parties of $39,120 and $68,067 respectively for the three months ended March 31, 2021 and 2020, respectively, representing a decrease of $28,947 or 43%, resulting from an increase in related party consulting fees during the period.

Other Expenses, Net

We incurred other expenses, net of $13,255,686 during the three months ended March 31, 2021 as compared to $819,500 for the three months ended March 31, 2020, representing an increase in other expenses of $12,436,186 or 1,518%. The increase was primarily attributable to the change in fair value of derivative liabilities of $13,229,308 and offering costs allocated to warrant liabilities of $604,118, partially offset by $723,764 of gains recognized related to the settlement of certain accounts payable and accrued expenses, and a decrease in the loss on extinguishment of convertible notes payable of $876,999.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020 we had cash balances of $6,052,862 and $2,108,544, respectively, and working capital deficits of $25,324,166 and $17,406,356, respectively.

For the three months ended March 31, 2021 and 2020, cash used in operating activities was $6,330,045 and $409,006, respectively. Our cash used in operations for the three months ended March 31, 2021 was primarily attributable to our net loss of $16,198,585, adjusted for non-cash expenses in the aggregate amount of $15,169,872 as well as $5,301,332 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the three months ended March 31, 2020 was primarily attributable to our net loss of $2,381,260, adjusted for non-cash expenses in the aggregate amount of $908,593, as well as $1,063,661 of net cash provided by changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2021 and 2020, cash provided by financing activities was $10,362,538 and $333,364, respectively. Cash provided by financing activities during the three months ended March 31, 2021 was due to $10,731,070 of net proceeds from our offering of common stock and warrants, partially offset by the repayment of loans in the amount of $368,532. The net cash provided by financing activities during the three months ended March 31, 2020 was comprised of $260,864 of proceeds from the issuance of debt instruments and $72,500 of proceeds from the issuance of equity instruments.

Our product candidates may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we are able to generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements, which may not be available on favorable terms, if at all. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, potential manufacturing costs, legal and other regulatory expenses and general overhead costs.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we expect to need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. The conditions outlined above indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

In connection with the Offering, the Company also entered into a Registration Rights Agreement, dated as of February 23, 2021, with the Purchasers (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) on or prior to April 24, 2021 to register the resale of the Shares and the shares of common stock issuable upon exercise of the SPA Warrants (the “Warrant Shares”), and to cause such registration statement to be declared effective on or prior to June 23, 2021 (or, in the event of a “full review” by the SEC, August 22, 2021). We are currently in default of the terms of the Registration Rights Agreement as we were unable to file the registration statement to register the Shares and Warrant Shares by April 24, 2021. As a result of this default, the Company is required to pay damages to the Purchasers in the aggregate amount of $174,993 each month, up to a maximum of $583,310, beginning on April 24, 2021 and until such date that the registration statement is filed with the SEC.

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

Maxim Group LLC (the “Placement Agent”) acted as exclusive placement agent in connection with the Offering pursuant to an Engagement Letter between the Company and the Placement Agent dated January 26, 2021 (together with the amendment letter dated February 18, 2021 (such amendment letter, the “Amendment Letter”), the “Engagement Letter”). The Engagement Letter provides, among other things, that the Placement Agent would receive a commission equal to seven percent (7%) of the aggregate gross proceeds of the Offering, which commission totaled $791,634.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

See Note 3 – Summary of Significant Accounting Policies of our condensed consolidated financial statements included within this Quarterly Report for our critical accounting policies.

Recently Issued Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies of our consolidated financial statements included within our 2020 Annual Report on Form 10-K for a summary of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO)(principal executive officer) and Interim Chief Financial Officer (CFO) (principal accounting/financial officer), as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2021.

Management’s conclusion was based on the following material weaknesses which existed as of December 31, 2020, and continued to exist at March 31, 2021, as discussed in the Company’s Annual Report on Form 10-K:

●	Financial Reporting Systems: The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

●	Segregation of Duties: The Company does not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

●	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

●	Ineffective controls over period end financial disclosure and reporting processes, which includes the proper valuation of fair value instruments.

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

Remediation Plan

The Company has recently established an Audit Committee to provide oversight of remediation efforts. Management intends to take steps to develop and enhance its internal controls over financial reporting, including:

●	hiring additional accounting personnel;

●	engaging an advisory firm to lead the remediation and assessment of internal controls;

●	developing formal policies and procedures over accounting and reporting; and

●	identifying additional information technology to improve financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation that arises in the ordinary course of its business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 9 – Commitments and Contingences”, under the heading Potential Legal Matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on July 9, 2021, under the heading “Risk Factors”, which risk factors are incorporated by reference herein, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2020, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Except as set forth below, there have been no sales of unregistered securities during the quarter ended March 31, 2021 and from the period from April 1, 2021, to the filing date of this report, which have not previously been disclosed in a Current Report on Form 8-K.

In February 2021:

●	On February 10, 2021, the Company entered into amended loan agreements to modify the terms of certain loan agreements in the aggregate principal amount of $432,699, previously entered into with Sir Marc Feldmann and Dr. Lawrence Steinman, the Co-Executive Chairmen of the Board of Directors. The loan agreements were extended and modified to be paid back at the Company’s discretion, either by 1) repayment in cash, or 2) by converting the outstanding amounts into shares of common stock at the same price per share as the next financing transaction. Subsequently, on February 25, 2021, and effective as of the date of the original February 10, 2021 amendments, the Company determined that such amendments were entered into in error and each of Sir Feldmann and Dr. Steinman rescinded such February 10, 2021 amendments pursuant to their entry into Confirmations of Rescission acknowledgements.

In March 2021:

●	We issued 158,382 shares of common stock upon the conversion of $432,384 of outstanding convertible notes at a conversion price of $2.73 per share, pursuant to the terms of such notes;

●	14,195 restricted shares of common stock were issued to a consultant for investor relations services rendered;

●	We issued 1,815 shares of common stock to an external consultant for investor relations services to be rendered;

●	We issued 22,870 shares of common stock to external consultants of the Company for services rendered, at a price of $6.34 per share; and

●	We issued 2,503 shares of common stock to Donald A. McGovern, Jr., and 2,101 shares of common stock to Larry Gold, Ph.D., our directors, in consideration for services rendered to the Company as directors of the Company.

●	100,699 restricted shares of common stock were issued for services rendered in connection with a Bonus to Prof. Jagdeep Nanchahal, our Chairman of our Clinical Advisory Committee.

In April 2021:

●	We issued 37,715 shares of common stock to Dr. Jagdeep Nanchahal, a consultant, pursuant to the terms of his consulting agreement, as partial consideration for a bonus owed to Dr. Nanchahal.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

To the extent required by Form 8-K and in an abundance of caution, the following information is being disclosed below instead of pursuant to a Current Report on Form 8-K filed with the Commission during the period pursuant to Item 1.01 and Item 1.02 of Form 8-K:

Item 1.01. Entry into a Material Definitive Agreement.

On February 10, 2021, the Company entered into amended loan agreements to modify the terms of certain loan agreements in the aggregate principal amount of $432,699, previously entered into with Sir Marc Feldmann and Dr. Lawrence Steinman, the Co-Executive Chairmen of the Board of Directors. The loan agreements were extended and modified to be paid back at the Company’s discretion, either by 1) repayment in cash, or 2) by converting the outstanding amounts into shares of common stock at the same price per share as the next financing transaction. Subsequently, on February 25, 2021, and effective as of the date of the original February 10, 2021 amendments, the Company determined that such amendments were entered into in error and each of Sir Feldmann and Dr. Steinman rescinded such February 10, 2021 amendments pursuant to their entry into Confirmations of Rescission acknowledgements. On April 12, 2021, the Company entered into amended loan agreements with Sir Marc Feldmann and Dr. Lawrence Steinman, the Co-Executive Chairman of the Board of Directors, which extended the date of all of their outstanding loan agreements to September 30, 2021.

Item 1.02. Termination of Material Definitive Agreement.

To the extent required by Form 8-K, the information set forth above in Item 1.01 is incorporated into this Item 1.02 by reference.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Form of Warrant (February 2021 Private Offering)	8-K	001-38105	4.1	February 24, 2021
10.1%	Securities Purchase Agreement dated as of February 19, 2021 by and between 180 Life Sciences Corp. and the purchasers identified on the signature pages thereto.	8-K	001-38105	10.1	February 24, 2021
10.2	Engagement Letter dated January 26, 2021 between 180 Life Sciences Corp. and Maxim Group LLC.	8-K	001-38105	10.2	February 24, 2021
10.3	Amendment to Engagement Letter between 180 Life Sciences Corp. and Maxim Group LLC dated February 18, 2021.	8-K	001-38105	10.3	February 24, 2021
10.4	Registration Rights Agreement dated as of February 23, 2021 by and between 180 Life Sciences Corp. and the purchasers signatory thereto.	8-K	001-38105	10.4	February 24, 2021
10.5#	Form of Lock-Up Agreement (February 2021 Private Offering)	8-K	001-38105	10.5	February 24, 2021
10.6#	Consultancy Agreement dated February 22, 2021, by and between 180 Life Sciences Corp. and Prof Jagdeep Nanchahal	8-K	001-38105	10.1	March 3, 2021
10.7#	Amended and Restated Employment Agreement dated February 25, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp. and James N. Woody	8-K	001-38105	10.2	March 3, 2021
10.8#	James N. Woody - Stock Option Agreement effective February 26, 2021 (1,400,000 shares)	8-K	001-38105	10.3	March 3, 2021
10.9#	Employment Agreement dated February 24, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp. and Ozan Pamir and Amendment and Correction Thereto dated March 1, 2021	8-K	001-38105	10.4	March 3, 2021
10.10#	Ozan Pamir - Stock Option Agreement effective February 26, 2021 (180,000 shares)	8-K	001-38105	10.5	March 3, 2021
10.11#	First Amendment to Consultancy Agreement dated March 31, 2021, by and between 180 Life Sciences Corp. and Prof Jagdeep Nanchahal	8-K	001-38105	10.2	April 2, 2021
10.12	Settlement and Mutual Release Agreement dated May 4, 2021, by and between 180 Life Sciences Corp. and EarlyBirdCapital, Inc.	8-K	001-38105	10.1	May 7, 2021
10.13#	Second Amendment to Employment Agreement dated May 27, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp., Katexco Pharmaceuticals Corp. and Ozan Pamir	8-K	001-38105	10.2	May 27, 2021
10.14#	Form of Director Nominee Offer Letter (May 2021)	8-K	001-38105	10.1	May 27, 2021

10.15*	Sir Marc Feldmann Confirmation of Rescission of Note Amendments effective February 25, 2021	—	—	—	Filed herewith
10.16*	Dr. Lawrence Steinman Confirmation of Rescission of Note Amendments effective February 25, 2021	—	—	—	Filed herewith
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2**	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of March 31, 2021, and December 31, 2020; (ii) Condensed Statements of Operations for the Three Months Ended March 31, 2021 and 2020; (iii) Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021 and 2020; Condensed Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020; and (iv) Notes to Condensed Financial Statements	—	—	—	Filed herewith.

%	Certain schedules and exhibits to the Business Combination Agreement have been omitted pursuant to Item 601(a)(5) and/or (b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: July 16, 2021	/s/ James N. Woody, M.D., Ph.D.
	By:	James N. Woody, M.D., Ph.D., Chief Executive Officer (Principal Executive Officer)

Date: July 16, 2021	/s/ Ozan Pamir
	By:	Ozan Pamir, Interim Chief Financial Officer (Principal Financial and Accounting Officer)