Form 10-Q
period 2021-06-30
180 Life Sciences Corp.
filed 2021-08-16
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 31,265,348 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, and in our most recent Annual Report on Form 10-K. All references to years relate to the calendar year ended December 31 of the particular year.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	We are a clinical stage biotechnology company that has no revenue to date, and we do not anticipate generating revenue for the near future;

●	Our need for additional financing, both near term and long term, to support our operations, our ability to raise such financing as needed, the terms of such financing, if available, potential significant dilution associated therewith, and covenants and restrictions we may need to comply with in connection with such funding;

●	Restrictions on our ability to issue securities, anti-dilution and most favored nation rights provided in connection therewith;

●	Our dependence on the success of our future product candidates, some of which may not receive regulatory approval or be successfully commercialized; problems in our manufacturing process for our new products and/or our failure to comply with manufacturing regulations, or unexpected increases in our manufacturing costs; problems with distribution of our products; and failure to adequately market our products;

●	Risks associated with the growth of our business, our ability to maintain such growth, difficulties in managing our growth, and executing our growth strategy;

●	Liability for previously restated financial statements and associated with ineffective controls and procedures;

●	Our dependence on our key personnel and our ability to attract and retain employees;

●	Risks from intense competition from companies with greater resources and experience than we have;

●	Risks that our future product candidates, if approved, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products;

●	The fact that the majority of our license agreements provide the licensors and/or counter-parties the right to use and/or exploit such licensed intellectual property;

●	Preclinical studies and earlier clinical trials may not necessarily be predictive of future results and may not have favorable results; we have limited marketing experience, and our future ability to successfully commercialize any of our product candidates, even if they are approved in the future is unknown; and business interruptions could delay us in the process of developing our future product candidates and could disrupt our product sales;

●	Third-party payors may not provide coverage and adequate reimbursement levels for any future products;

●	Liability from lawsuits (including product liability lawsuits, stockholder lawsuits and regulatory matters), including judgments, damages, fines and penalties;

●	Security breaches, loss of data and other disruptions which could prevent us from accessing critical information or expose us to liabilities or damages;

●	Risks associated with clinical trials that are expensive, time-consuming, uncertain and susceptible to change, delay or termination and which are open to differing interpretations;

●	Our ability to comply with existing and future rules and regulations, including federal, state and foreign healthcare laws and regulations and implementation of, or changes to, such healthcare laws and regulations;

●	Delays in the trials, testing, application, or approval process for drug candidates and/or our ability to obtain approval for promising drug candidates, and the costs associated therewith;

●	Our ability to adequately protect our future product candidates or our proprietary technology in the marketplace, claims and liability from third parties regarding our alleged infringement of their intellectual property;

●	Differences in laws and regulations between countries and other jurisdictions;

●	Changes in laws or regulations, including, but not limited to tax laws and controlled substance laws, or a failure to comply with any laws and regulations;

●	Conflicts of interest between our officers, directors, consultants and scientists;

●	Penalties associated with our failure to comply with certain pre-agreed contractual obligations and restrictions;

●	Dilution caused by future fund raising, the conversion/exercise of outstanding convertible securities, and downward pressure on the value of our securities caused by such future issuances/sales;

●	Negative effects on our business from the COVID-19 pandemic and other potential future pandemics;

●	The extremely volatile nature of our securities and potential lack of liquidity therefore;

●	The fact that our Certificate of Incorporation provides for indemnification of officers and directors, limits the liability of officers and directors, allows for the authorization of preferred stock without stockholder approval, and includes certain anti-takeover provisions;

●	Our ability to maintain the listing of our common stock and warrants on The NASDAQ Capital Market (“NASDAQ”) and the costs of compliance with SEC and NASDAQ rules and requirements;

●	Risks associated with our status as an emerging growth company and the provisions of the JOBS Act, which we are able to take advantage of, due to such status;

●	Risks associated with material weaknesses that we have identified in our disclosure controls and internal controls over financial reporting;

●	Failure of our information technology systems, including cybersecurity attacks or other data security incidents, that could significantly disrupt the operation of our business;

●	The fact that we may acquire other companies which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results and if we make any acquisitions, they may disrupt or have a negative impact on our business;

●	The fact that we may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of our securities; and

●	That our growth depends in part on the success of our strategic relationships with third parties.

All forward-looking statements speak only at the date of the filing of this Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2020. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets:
Cash	$1,835,639	$2,108,544
Due from related parties	-	300,000
Prepaid expenses and other current assets	2,210,119	1,606,414
Total Current Assets	4,045,758	4,014,958
Intangible assets, net	2,043,155	2,047,818
In-process research and development	12,615,205	12,569,793
Goodwill	37,561,338	36,900,801
Total Assets	$56,265,456	$55,533,370
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,530,390	$8,529,259
Accounts payable - related parties	9,097	215,495
Accrued expenses	1,909,187	4,110,916
Accrued expenses - related parties	300,968	454,951
Loans payable - current portion	426,051	968,446
Loans payable - related parties	514,860	513,082
Convertible notes payable	316,111	1,916,195
Convertible notes payable - related parties	260,000	270,000
Derivative liabilities	43,532,331	4,442,970
Total Current Liabilities	49,798,995	21,421,314
Accrued issuable equity	-	43,095
Loans payable - non current portion	70,022	113,763
Deferred tax liability	3,680,267	3,668,329
Total Liabilities	53,549,284	25,246,501
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 31,061,354 and 26,171,225 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,106	2,617
Additional paid-in capital	89,495,704	78,005,004
Accumulated other comprehensive income	1,232,721	636,886
Accumulated deficit	(88,015,359)	(48,357,638)
Total Stockholders’ Equity	2,716,172	30,286,869
Total Liabilities and Stockholders’ Equity	$56,265,456	$55,533,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating Expenses:
Research and development	$246,613	$351,005	$372,744	$823,867
Research and development - related parties	747,883	80,064	988,704	110,669
General and administrative	2,678,231	460,371	5,220,462	1,455,699
General and administrative - related parties	340,442	42,759	379,562	110,826
Total Operating Expenses	4,013,169	934,199	6,961,472	2,501,061
Loss From Operations	(4,013,169)	(934,199)	(6,961,472)	(2,501,061)

Other (Expense) Income:
(Loss) gain on settlement of liabilities	(268,743)	-	455,021	-
Other income	-	12,605	-	12,605
Other income - related parties	-	-	-	240,000
Interest expense	(12,246)	(172,498)	(125,179)	(325,414)
Interest expense - related parties	(14,129)	(21,822)	(28,078)	(41,670)
Gain (loss) on extinguishment of convertible notes payable, net	-	1,378,360	(9,737)	491,624
Change in fair value of derivative liabilities	(19,156,420)	-	(32,385,728)	-
Change in fair value of accrued issuable equity	-	-	(9,405)	-
Offering costs allocated to warrant liabilities	-	-	(604,118)	-
Total Other (Expense) Income, Net	(19,451,538)	1,196,645	(32,707,224)	377,145
(Loss) Income Before Income Taxes	(23,464,707)	262,446	(39,668,696)	(2,123,916)
Income tax benefit	5,571	4,936	10,975	10,038
Net (Loss) Income	(23,459,136)	267,382	(39,657,721)	(2,113,878)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	406,487	867,244	595,835	(976,961)
Total Comprehensive (Loss) Income	$(23,052,649)	$1,134,626	$(39,061,886)	$(3,090,839)

Basic and Diluted Net (Loss) Income per Common Share
Basic	$(0.75)	$0.02	$(1.33)	$(0.13)
Diluted	$(0.75)	$0.02	$(1.33)	$(0.13)

Weighted Average Number of Common Shares Outstanding:
Basic	31,459,199	16,851,994	29,597,488	16,846,987
Diluted	31,459,199	17,354,205	29,597,488	16,846,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in US Dollars)

(unaudited)

	For The Three and Six Months Ended June 30, 2021
				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2021	26,171,225	$2,617	$78,005,004	$636,886	$(48,357,638)	$30,286,869
Shares issued upon conversion of KBL debt	467,123	47	1,941,078	-	-	1,941,125
Shares issued upon conversion of 180 debt	158,383	16	432,367	-	-	432,383
Shares issued in connection with the financing, net of financing costs	2,564,000	256	10,730,814	-	-	10,731,070
Offering costs allocated to warrant liabilities	-	-	604,118	-	-	604,118
Warrants issued in connection with private offering, reclassified to derivative liabilities	-	-	(7,294,836)	-	-	(7,294,836)
Shares issued upon exchange of common stock equivalents	959,809	96	(96)	-	-	-
Stock based compensation:
Common stock	197,790	20	925,384	-	-	925,404
Options	-	-	1,092,399	-	-	1,092,399
Comprehensive loss:
Net loss	-	-	-	-	(16,198,585)	(16,198,585)
Other comprehensive income	-	-	-	189,348	-	189,348
Balance - March 31, 2021	30,518,330	3,052	86,436,232	826,234	(64,556,223)	22,709,295
Shares issued to settle accounts payable	225,000	23	1,973,227	-	-	1,973,250
Impact of transfer agent reconciliation	280,509	28	(28)	-	-	-
Stock based compensation:
Common stock	37,515	4	378,655	-	-	378,659
Options	-	-	344,095	-	-	344,095
Correction of an error (see Note 11)	-	-	363,523	-	-	363,523
Comprehensive loss:
Net loss	-	-	-	-	(23,459,136)	(23,459,136)
Other comprehensive income	-	-	-	406,487	-	406,487
Balance - June 30, 2021	31,061,354	$3,106	$89,495,704	$1,232,721	$(88,015,359)	$2,716,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, continued

(Expressed in US Dollars)

(unaudited)

	For The Three and Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - January 1, 2020	13,846,925	$1,384	$75,890,295	$152,803	$(37,473,580)	$38,570,902
Common stock issued for cash	12,292	1	72,499	-	-	72,500
Shares issued upon exchange of common stock equivalents	410,170	41	(41)	-	-	-
Beneficial conversion feature on convertible debt issued	-	-	329,300	-	-	329,300
Comprehensive loss:
Net loss	-	-	-	-	(2,381,260)	(2,381,260)
Other comprehensive loss	-	-	-	(1,844,205)	-	(1,844,205)
Balance - March 31, 2020	14,269,387	1,426	76,292,053	(1,691,402)	(39,854,840)	34,747,237
Shares issued upon exchange of common stock equivalents	56,743	6	(6)	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	267,382	267,382
Other comprehensive income	-	-	-	867,244	-	867,244
Balance - June 30, 2020	14,326,130	$1,432	$76,292,047	$(824,158)	$(39,587,458)	$35,881,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(39,657,721)	$(2,113,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation
Shares issued for services	1,667,586	-
Amortization of stock options	1,436,494	-
Amortization of intangible assets	58,189	62,299
Bad debt expense (recovery) – related parties	300,000	(338,132)
Interest expense capitalized to debt principal	-	237,402
Loss on settlement of liabilities	(455,021)	-
Loss (gain) on extinguishment of convertible note payable	9,737	(491,624)
Gain on exchange rate fluctuations	-	(5,256)
Deferred tax benefit	(10,975)	(10,038)
Change in fair value of derivative liabilities	32,385,728	-
Offering costs allocated to warrant liabilities	604,118	-
Change in fair value of accrued issuable equity	9,405	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(606,079)	411,400
Due from related parties	-	(240,000)
Accounts payable	(3,837,635)	1,084,976
Accrued expenses	(2,192,556)	801,251
Accrued issuable equity	(52,500)	-
Total adjustments	29,316,491	1,512,278
Net Cash Used In Operating Activities	(10,341,230)	(601,600)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants	11,666,200	72,500
Offering costs in connection with sale of common stock and warrants	(935,130)	-
Repayment of loans payable	(587,065)	-
Repayment of convertible debt	(10,000)
Proceeds from loans payable	-	73,805
Proceeds from convertible notes payable	-	82,500
Proceeds from Paycheck Protection Program loan	-	53,051
Proceeds from Bounce Back Loan Scheme loan	-	63,023
Cash Provided By Financing Activities	10,134,005	344,879

Effect of Exchange Rate Changes on Cash	(65,680)	243,452

Net Decrease in Cash	(272,905)	(13,269)
Cash – Beginning of Period	2,108,544	83,396
Cash – End of Period	$1,835,639	$70,127

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Warrants issued in connection with the private offering	$7,294,836	$-
Conversion of convertible debt and accrued interest into common stock	$1,340,184	$-
Conversion of notes payable and accrued interest into common stock	$432,383	$-
Exchange of common stock equivalents for common stock	$96	$-
Recognition of beneficial conversion feature as loss on extinguishment of convertible note principal	$-	$329,300
Redemption premium and restructuring fee recognized as an increase in convertible note principal	$-	$557,436
Proceeds from loans payable paid directly to vendors in satisfaction of accounts payable	$-	$28,610
Security deposit applied to accounts payable	$7,078	$-
Shares issued to settle accounts payable	$1,973,250	$-
KBL repayments to vendors in satisfaction of note receivable	$-	$338,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

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

The Company is a clinical stage biotechnology company focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis and other inflammatory diseases, where anti-TNF therapy will provide a clear benefit to patients, by employing innovative research, and, where appropriate, combination therapy. We have three product development platforms:

●	fibrosis and anti-tumor necrosis factor (“TNF”);

●	drugs which are derivatives of cannabidiol (“CBD”); and

●	alpha 7 nicotinic acetylcholine receptor (“α7nAChR”).

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. For the six months ended June 30, 2021, the Company incurred a net loss of $39,657,721 and used cash in operations of $10,341,230. As of June 30, 2021, the Company has an accumulated deficit of $88,015,359 and a working capital deficit of $45,753,237. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

A continuation or worsening of the levels of market disruption and volatility seen in the recent past as the result of the COVID-19 pandemic could have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of operations and financial condition. Management continues to monitor the developments and has taken active measures to protect the health of the Company’s employees, their families and the Company’s communities. The ultimate impact will depend heavily on the duration of the COVID-19 pandemic and public health responses, including seasonal outbreaks, the efficacy of vaccines, the effect of mutations of the virus on such efficacy, the availability of vaccines and boosters, and the willingness of individuals to receive such vaccines, as well as the substance and pace of macroeconomic recovery, all of which are uncertain and difficult to predict considering the continuing evolving landscape of the COVID-19 pandemic and the public health responses to contain it.

Management has evaluated, and will continue to evaluate, the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”). To date, only the follow-up time for patient data for the Phase 2b Dupuytren’s disease clinical trial has been delayed as a result of COVID-19, but such follow-up is now completed. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 under Note 3 – Summary of Significant Accounting Policies, except as disclosed in this note.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. For additional information, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements of and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on July 9, 2021.

On November 6, 2020 (the “Closing Date”), the Company consummated a business combination (the “Business Combination”) pursuant to which, among other things, a subsidiary of the Company merged with and into 180, with 180 continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”, and the Company prior to the Merger sometimes referred to herein as “KBL”). The Business Combination was accounted for as a reverse recapitalization, and 180 is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the historical operations that are reflected in these condensed consolidated financial statements prior to the Business Combination are those of 180 Life Corp. and its subsidiaries. The preferred stock, common stock, additional paid in capital and earnings per share amount in these condensed consolidated financial statements for the period prior to the Business Combination have been restated to reflect the recapitalization in accordance with the shares issued to the shareholders of the former parent, 180 Life Corp. as a result of the Business Combination.

The condensed consolidated financial statements include the historical accounts of 180 Life Corp. as accounting acquirer along with its wholly-owned subsidiaries, and, effective with the closing of the Business Combination, 180LS as the accounting acquiree. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Canadian Dollar (“CAD”) (0.8066 and 0.7847 CAD to 1 US dollar each as of June 30, 2021 and December 31, 2020, respectively) or British Pound (“GBP”) (1.3835 and 1.3649 GBP to 1 US dollar, each as of June 30, 2021 and December 31, 2020, respectively), while expense accounts are translated at the weighted average exchange rate for the period (0.8018 and 0.7334 CAD, to 1 US dollar and 1.3879 and 1.2605 GBP to 1 US dollar for each of the six months ended June 30, 2021 and 2020, respectively, and 0.8139 and 0.7213 CAD to 1 US dollar and 1.3973 and 1.2404 GBP to 1 US dollar for each of the three months ended June 30, 2021 and 2020, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the six months ended June 30, 2021 and 2020, the Company recorded other comprehensive income (loss) of $595,161 and $(976,961), respectively, as a result of foreign currency translation adjustments. During the three months ended June 30, 2021 and 2020, the Company recorded other comprehensive income of $405,813 and $867,244, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized $7,395 and $18,543 of foreign currency transaction gains for the three and six months ended June 30, 2021, respectively, and recognized $9,360 and $(4,026) of foreign currency transaction gains (losses) for the three and six months ended June 30 2020, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period, plus 1 share each of Class C and Class K Special Voting Shares exchangeable into an aggregate of 509,608 shares of 180LS common stock without payment of additional consideration. Diluted net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Six Months Ended
	June 30,
	2021	2020
Options	1,630,000	-
Warrants	8,628,908	-
Convertible debt (a)	63,425	502,211
Total	10,322,333	502,211

(a)	Represents shares issuable upon conversion of debt at variable conversion prices, which were calculated using the fair value of the Company’s common stock at the respective balance sheet date.

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

Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date but before these condensed consolidated financial statements were issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 12, Subsequent Events.

Reclassification

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (”ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective for January 1, 2021 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

On May 3, 2021, FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Consulting fees	$718,958	$1,718,559
Professional fees	420,935	1,261,751
Employee and director compensation	363,878	878,292
Research and development fees	70,000	17,817
Interest	113,254	184,576
Settlement of Alpha Capital Note(1)	47,169	-
Travel expenses	-	4,600
Other	174,993	45,321
	$1,909,187	$4,110,916

(1)	See Note 8, Commitments and Contingencies, Convertible Promissory Note.

As of June 30, 2021 and December 31, 2020, accrued expenses - related parties were $300,968 and $454,951, respectively. As of June 30, 2021, accrued expenses – related parties consisted primarily of professional fees and services. See Note 10 – Related Parties for details.

NOTE 5 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

	For the Six Months Ended June 30, 2021
	Warrants
	AGP Warrants	Private Warrants	Public Warrants	PIPE Warrants	Convertible Notes	Total
Beginning balance as of January 1, 2021	$165,895	$256,275	$3,795,000	$-	$225,800	$4,442,970
Extinguishment of derivative liabilities in connection with conversion of debt [1]	-				(591,203)	(591,203)
Warrants issued in connection with the financing				7,294,836	-	7,294,836
Change in fair value of derivative liabilities	237,436	624,600	7,130,000	4,581,868	655,404	13,229,308
Balance as of March 31, 2021	403,331	880,875	10,925,000	11,876,704	290,001	24,375,911
Change in fair value of derivative liabilities	55,025	629,325	10,350,000	7,712,770	409,300	19,156,420
Ending balance as of June 30, 2021	$458,356	$1,510,200	$21,275,000	$19,589,474	$699,301	$43,532,331

[1]	See Note 7, Convertible Note Payable.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

The fair value of the derivative liabilities as of June 30, 2021 was estimated using the Monte-Carlo and Black Scholes option price models, with the following assumptions used:

Risk-free interest rate	0.03% - 0.92%
Expected term in years	0.17 - 4.75
Expected volatility	85% - 102%
Expected dividends	0%

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

On March 12, 2021, the Company issued a warrant to AGP (the “AGP Warrant”) to purchase up to an aggregate of 63,658 shares of the Company’s common stock at a purchase price of $5.28 per share, subject to adjustment, in full satisfaction of the AGP Warrant Liability. The purchase of shares pursuant to the AGP Warrant is limited at any given time not to exceed a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock. The warrant is exercisable at any time between May 2, 2021 and May 2, 2025. The newly issued AGP Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrant will continue to be liability-classified. The AGP Warrant was revalued on June 30, 2021 at $458,356, which resulted in a $292,461 increase in the fair value of the derivative liabilities during the six months ended June 30, 2021.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

Warrants Issued in Private Offering

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 2,564,000 shares of common stock at an exercise price of $5.00 per share in connection with the private offering (see Note 9 – Stockholders’ Equity – Common Stock). The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the Company reclassified the $7,294,836 fair value of the PIPE Warrants, which was determined using the Black-Scholes option pricing model, from additional paid-in-capital to derivative liabilities. The PIPE Warrants were revalued on June 30, 2021 at $19,589,474. The following assumptions were used to value the PIPE Warrants at issuance:

February 23,
2021
Risk-free interest rate	0.59%
Expected term (years)	5.00
Expected volatility	85.0%
Expected dividends	0%

A summary of warrants activity during the six months ended June 30, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2021	6,001,250	11.50	-
Issued	2,627,658	5.01	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding, June 30, 2021	8,628,908	$9.52	4.4	$13,120,466

Exercisable, June 30, 2021	8,628,908	$9.52	4.4	$13,120,466

A summary of outstanding and exercisable warrants as of June 30, 2021 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$11.50	Common Stock	6,001,250	4.4	6,001,250
$5.28	Common Stock	63,658	3.8	63,658
$5.00	Common Stock	2,564,000	4.7	2,564,000
	Total	8,628,908		8,628,908

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

NOTE 6 - LOANS PAYABLE

Loans Payable

The following table summarized the activity of loans payable during the six months ended June 30, 2021:

	Principal Balance at December 31, 2020	Repayments	Effect of Foreign Exchange Rates	Principal Balance at June 30, 2021
Kingsbrook	$150,000	$(150,000)	$-	$-
Paycheck Protection Program	53,051	-	-	53,051
Bounce back loan scheme	68,245	-	928	69,173
Other loans payable	810,913	(437,065)	-	373,849
Total loans payable	1,082,209	(587,065)	928	496,073
Less: loans payable - current portion	968,446	(362,151)	-	426,051
Loans payable - non-current portion	$113,763	$(224,914)	$928	$70,022

On March 3, 2021, the Company repaid the Kingsbrook Opportunities Master Fund LP (“Kingsbrook”) loans payable in cash for an aggregate of $166,313, which included the principal amount of $150,000 and accrued interest of $16,313.

During the six months ended June 30, 2021, the Company paid an aggregate of $437,065 in partial satisfaction of other loans payable.

On May 19, 2021, the Company applied for loan forgiveness for the amount of $53,051 in connection with amounts borrowed by Katexco under the Paycheck Protection Program. The result of the application has not yet been determined.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

Loans Payable – Related Parties

The below table summarizes the activity of loans payable – related parties during the six months ended June 30, 2021:

	Principal Balance at December 31, 2020	Effect of Foreign Exchange Rates	Principal Balance at June 30, 2021
Loans payable issued between
September 18, 2019 through November 4, 2020	$513,082	$1,778	$514,860

On February 10, 2021, the Company entered into amended loan agreements to modify the terms of certain loan agreements in the aggregate principal amount of $432,699, previously entered into with Sir Marc Feldmann and Dr. Lawrence Steinman, the Co-Executive Chairmen of the Board of Directors. The loan agreements were extended and modified to be paid back at the Company’s discretion, either by 1) repayment in cash, or 2) by converting the outstanding amounts into shares of common stock at the same price per share as the next financing transaction. Subsequently, on February 25, 2021, and effective as of the date of the original February 10, 2021 amendments, the Company determined that such amendments were entered into in error and each of Sir Feldmann and Dr. Steinman rescinded such February 10, 2021 amendments pursuant to their entry into Confirmations of Rescission acknowledgements. As such, the outstanding notes are not convertible into shares of common stock.

On April 12, 2021, the Company entered into amended loan agreements with Sir Marc Feldmann and Dr. Lawrence Steinman, the Co-Executive Chairman of the Board of Directors, which extended the date of all of their outstanding loan agreements to September 30, 2021

Interest Expense on Loans Payable

During the three months ended June 30, 2021 and 2020, the Company recognized interest expense associated with loans payable of $9,926 and $2,454, respectively, and interest expense associated with loans payable – related parties of $10,228 and $8,423, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized interest expense associated with loans payable of $18,183 and $34,859, respectively, and recognized interest expense associated with loans payable – related parties of $20,331 and $14,791, respectively.

As of June 30, 2021, the Company had accrued interest and accrued interest — related parties associated with loans payable of $20,286 and $58,263, respectively. As of December 31, 2020, the Company had accrued interest and accrued interest — related parties associated with loans of $24,824 and $37,539, respectively. See Note 10 — Related Parties for additional details.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The below table summarized the activity of convertible notes payable during the six months ended June 30, 2021:

	Principal Balance December 31, 2020	Converted to Equity	Principal Balance June 30, 2021

Dominion	$833,334	$(833,334)	$-
Kingsbrook	101,000	(101,000)	-
Alpha Capital	616,111	(300,000)	316,111
Convertible bridge notes	365,750	(365,750)	-
Total Convertible Notes Payable	$1,916,195	$(1,600,084)	$316,111

Dominion, Kingsbrook and Alpha Convertible Promissory Notes

During the six months ended June 30, 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,334 and an aggregate accrued interest balance of $105,850 into an aggregate of 467,123 shares of the Company’s common stock at conversion prices ranging from $2.45-$3.29 per share. The shares issued upon the conversion of the convertible promissory notes had a fair value at issuance of $1,941,125. In connection with the conversion of convertible notes payable, derivative liabilities in the amount of $591,203 related to the bifurcated embedded conversion feature of such notes were extinguished. The Company recorded a loss on extinguishment of convertible notes payable of $9,737 during the six months ended June 30, 2021 as a result of the conversion of debt and the extinguishment of the related derivative liabilities (also see Note 5 - Derivative Liabilities). As of June 30, 2021, the remaining principal balance owed on the Alpha Capital Note was convertible into 30,925 shares of common stock, pursuant to the terms of the Alpha Capital Note. See Default on Convertible Notes, below, for shares issued upon the conversion of the Alpha Capital note subsequent to June 30, 2021 as a result of an event of default.

Bridge Notes

During the six months ended June 30, 2021, certain noteholders elected to convert bridge notes with an aggregate principal balance of $365,750 and an aggregate accrued interest balance of $66,633 into an aggregate of 158,383 shares of the Company’s common stock at a conversion price of $2.73 per share.

Default on Convertible Notes

On February 3, 2021, an event of default was triggered under a convertible note held by Alpha Capital Anstalt (“Alpha” and the “Alpha Capital Note”), which resulted in an increase in the fair value of the bifurcated derivatives associated with the Alpha Capital Note. The holder of the Alpha Convertible Note alleged that the default event also applies to $300,000 of principal that was converted on February 4, 2021, which would result in an additional increase to the settlement amount of the Alpha Convertible Note. On July 29, 2021, the Company reached a settlement agreement with Alpha Capital, signed on July 31, 2021, which calls for Alpha to convert the remaining principal and accrued interest associated with the convertible note in exchange 150,000 shares of the Company’s common stock plus a warrant to purchase 25,000 additional shares of the Company’s common stock at an exercise price of $7.07 per share.   See Note 12, Subsequent Events for the details. The Company has determined that the shares and warrants had an aggregate value of $1,156,177 as of July 29, 2021, which exceeds the aggregate $1,109,008 carrying value of the combined principal, accrued interest and derivative liability associated with the Alpha Capital Note as of June 30, 2021. Because the settlement amount provides additional information about a situation that existed as of June 30, 2021, the Company recorded an accrual as of June 30, 2021 for the $47,169 difference between the value of securities offered in settlement and the carrying value of the liabilities, which is included in accrued expenses in the accompanying condensed consolidated balance sheet, and is reflected within (loss) gain on settlement of liabilities in the accompanying condensed consolidated statements of operations. The increase in the fair value resulted in a charge on the statements of operations for the change in the fair value of derivative liabilities. See Note 5, Derivative Liabilities and Note 12, Subsequent Events.

Repayment of Convertible Notes

During the six months ended June 30, 2021, the Company repaid a certain related party convertible note payable for the principal amount of $10,000 with $1,873 of accrued interest. Please see Note 10 - Related Parties for additional information.

Convertible Notes – Related Parties

As of June 30, 2021, the principal balance of convertible debt owed to related parties is $260,000 and is convertible into 32,500 shares of the Company’s common stock.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

Interest on Convertible Notes

During the three months ended June 30, 2021 and 2020, the Company recognized interest expense associated with convertible loans payable of $4,463 and $133,333, respectively, and recognized interest expense associated with convertible loans payable – related parties of $3,901 and $11,399, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized interest expense associated with convertible loans payable of $109,139 and $271,085, respectively, and recognized interest expense associated with convertible loans payable – related parties of $7,747 and $26,879, respectively.

As of June 30, 2021 and December 31, 2020, accrued interest related to convertible notes payable was $92,968 and $182,181, respectively, and accrued interest expense - related parties related to convertible notes payable - related parties was $92,574 and $124,833, respectively, which is included in accrued expenses and accrued expenses - related parties, respectively, on the accompanying condensed consolidated balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2020. See Potential Legal Matters – Convertible Promissory Note below for information related to a June 30, 2021 accrual.

Potential Legal Matters

Action against former executives of KBL

The Company may initiate legal action against former executives of KBL for non-disclosure in the KBL original June 30, 2020 and September 30, 2020 Quarterly Reports on Form 10-Q of the matters disclosed in Note 14 (as restated) of the Company’s September 30, 2020 financial statements in the Company’s amended Quarterly Report on Form 10-Q filed on February 5, 2021. If such legal action is initiated, the Company would seek damages to cover, at a minimum, the unrecorded and contingent liability obligations and legal fees. There can be no assurance that, if such legal action is initiated, the Company will be successful in its legal actions.

Action against Tyche Capital LLC

The Company has initiated legal action against Tyche Capital LLC (“Tyche”) for breaching its obligations under a term sheet entered into between KBL, KBL IV Sponsor, LLC, 180 and Tyche on April 10, 2019 and for breaching its obligations under the Guarantee and Commitment Agreement entered into between KBL and Tyche on July 25, 2019. The action was filed in the Supreme Court of New York for the County of New York on April 22, 2021, and the principal parties are the Company and Tyche. The Company is seeking damages to bring the net tangible asset balance of KBL as of November 6, 2020, the closing date of the Business Combination, to $5,000,001. There can be no assurance that the Company will be successful in its legal actions.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

On May 17, 2021, Tyche filed a counterclaim against the Company alleging that it was the Company, rather than Tyche, that had breached the Guarantee and Commitment Agreement entered into between KBL and Tyche on July 25, 2019.  Tyche also filed a complaint against six third-party defendants, including three members of the Company’s management, Sir Marc Feldman, Dr. James Woody, and Ozan Pamir, claiming that they allegedly breached fiduciary duties to Tyche with regards to the Guarantee and Commitment Agreement and is seeking compensatory damages.  The Company denies all of such claims, as do the three individual members of the Company’s management, and will vigorously defend against all of Tyche’s claims. The Company has brought a Motion to Dismiss the three individual defendants which the court has scheduled for hearing on February 14, 2022.

Cantor Fitzgerald & Co. Breach of Contract

On February 27, 2018, KBL entered into a service contract with Cantor Fitzgerald & Co. (“CF&CO”) whereby CF&CO would receive a transaction fee in cash arising out of any contemplated business combination by the Company. On July 25, 2019, KBL entered into the Business Combination Agreement whereby CF&CO became entitled to a transaction fee of $1,500,000 (the “Transaction Fee”). On November 6, 2020, the Company and CF&CO entered into a settlement agreement (the “Settlement Agreement”) whereby CF&CO agreed to release the Company from the obligation to pay the Transaction Fee in cash and to instead accept 150,000 fully paid shares of the Company’s common stock, but only if the Company would take all necessary action to permit the sale of the Shares by filing with the Securities and Exchange Commission (the “SEC”) a shelf registration statement within 30 days following the closing of the merger. On November 6, 2020, the Company closed the merger but did not file a registration statement with the SEC within 30 days of the November 6, 2020 closing, due to the need to restate the previously filed KBL financial statements.

In April 2021, Cantor Fitzgerald & Co. (“Cantor”) filed a complaint against the Company in the Supreme Court of the State of New York, County of New York (Index No. 652709/2021), alleging causes of action against the Company relating to the claimed breach of a fee agreement between the parties from February 2018 which required the Company to pay Cantor a transaction fee in cash in the event the Company completed a business transaction, as well as the alleged breach of a settlement agreement subsequently entered into with Cantor as described above. The complaint seeks $1,500,000 in damages, pre-and-post judgment interest and attorneys’ fees. The principal parties to the action are the Company and Cantor.

On April 4, 2021, the Company received a court summons in connection with the alleged breach of the settlement agreement pursuant to which Cantor is currently pursuing litigation. The Company plans to file a response with the court pursuant to an extension that was granted to file a response. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation. Further, the Company believes that it has counterclaims against Cantor and plans to plead such counterclaims in defense of claims raised. The outcome of the matter is currently unknown. The Company is in discussions with Cantor regarding the registration of the 150,000 shares that have been issued to Cantor and hopes that the dispute can be resolved as a result of the registration of the shares issued to Cantor, which were registered in connection with the filing of a registration statement with the SEC on July 20, 2021. However, there is no assurance that the filing of the registration statement will resolve the dispute.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

 Operating Leases

The Company leased office space in London, UK through an operating lease agreement, which was terminated pursuant to the terms of the lease in August 2020. Total operating lease expenses were $4,670 and $22,067 for the three and six months ended June 30, 2020, respectively. The expense is recorded in general and administrative expenses on the condensed consolidated statements of operations.

Consulting Agreement

Related Party Consulting Agreement

On February 22, 2021, the Company entered into a consultancy agreement (as amended, the “Consulting Agreement”) with a related party, Prof. Jagdeep Nanchahal (the “Consultant”). The Consulting Agreement is effective December 1, 2020.

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

●

The sum of £434,673 GBP (approximately $605,000) (“Bonus 2”), which is earned and payable upon the Company raising a minimum of $15 million in additional funding, through the sale of debt or equity, after December 1, 2020 (the “Vesting Date”). Bonus 2 is payable within 30 days of the Vesting Date and shall not be accrued, due or payable prior to the Vesting Date. Bonus 2 is payable, at the election of the Consultant, at least 50% (fifty percent) in shares of the Company’s common stock, at the lower of (i) $3.00 per share, or (ii) the trading price on the date of the grant, with the remainder paid in GBP.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

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

Effective March 30, 2021, in satisfaction of amounts owed to the Consultant for 50% of Bonus 2, the Company issued 100,699 shares of the Company’s common stock to the Consultant. Additionally, on April 15, 2021, in satisfaction of amounts owed to the Consultant for an additional 19% of Bonus 2, the Company issued 37,715 of the Company’s common stock to the Consultant. Both issuances were made under the Company’s 2020 Omnibus Incentive Plan. The remainder of Bonus 2 will be due to the Consultant at such time as the Company has raised $15 million.

Larsen Consulting Agreement

On April 29, 2021, the Company entered into a consulting agreement with Glenn Larsen, the former Chief Executive Officer of 180 LP, to act in the capacity as negotiator for the licensing of four patents. In consideration for services provided, the Company agreed to compensate Mr. Larsen with $50,000 of its restricted common stock (valued based on the closing sales price of the Company’s common stock on the date the Board of Directors approved the agreement, which shares have not been issued to date). The fully vested shares will be issued to Mr. Larsen pursuant to the 2020 Omnibus Incentive Plan, upon the Company entering into a licensing transaction with the assistance of Mr. Larsen.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

University of Oxford Agreement

On May 24, 2021, the Company entered into another research agreement with the University of Oxford (“Oxford” and the “Fifth Oxford Agreement”), pursuant to which the Company will sponsor work at the University of Oxford to conduct a multi-center, randomized, double blind, parallel group, feasibility study of anti-TNF injection for the treatment of adults with frozen shoulder during the pain-predominant phase. As consideration, the Company agreed to make the following payments to Oxford:

Amount Due
Milestone	(excluding VAT)

Upon signing of the Fifth Oxford Agreement	£70,546

6 months post signing of the Fifth Oxford Agreement	£70,546

12 months post signing of the Fifth Oxford Agreement	£70,546

24 months post signing of the Fifth Oxford Agreement	£70,546

Employment Agreement of Chief Executive Officer

On February 25, 2021, the Company entered into an amended agreement with Dr. James Woody, the Chief Executive Officer of the Company (the “CEO”) (the “A&R Agreement”), dated February 24, 2021, and effective November 6, 2020, which replaced the CEO’s prior agreement with the Company. Pursuant to the A&R Agreement, the CEO agreed to serve as an officer of the Company for a term of three years, which is automatically renewable thereafter for additional one-year periods, unless either party provides the other at least 90 days written notice of their intent to not renew the agreement. The CEO’s annual base salary under the agreement will initially be $450,000 per year, with automatic increases of 5% per annum.

As additional consideration for the CEO agreeing to enter into the agreement, the Company awarded him options to purchase 1,400,000 shares of the Company’s common stock, which have a term of 10 years, and an exercise price of $4.43 per share (the closing sales price on the date the board of directors approved the grant (February 26, 2021)). The options as subject to the Company’s 2020 Omnibus Incentive Plan and vest at the rate of (a) 1/5th of such options on the grant date; and (b) 4/5th of such options vesting ratably on a monthly basis over the following 36 months on the last day of each calendar month; provided, however, that such options vest immediately upon the CEO’s death or disability, termination without cause or a termination by the CEO for good reason (as defined in the agreement), a change in control of the Company or upon a sale of the Company.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

The A&R Agreement contains standard and customary invention assignment, indemnification, confidentiality and non-solicitation provisions, which remain in effect for a period of 24 months following the termination of his agreement.

Employment Agreement of Chief Financial Officer

On February 25, 2021, the Company entered into an Employment Agreement (the “CFO Agreement”) dated February 24, 2021, and effective November 6, 2020, with the Company’s Interim Chief Financial Officer. Ozan Pamir. Pursuant to the agreement, the CFO agreed to serve as the Interim Chief Financial Officer (“CFO”) of the Company for an initial salary of $300,000 per year, subject to increase to a mutually determined amount upon the closing of a new financing as well as annual increases.

As additional consideration for the CFO agreeing to enter into the agreement, the Company awarded him options to purchase 180,000 shares of the Company’s common stock, which have a term of 10 years, and an exercise price of $4.43 per share (the closing sales price on the date the board of directors approved the grant (February 26, 2021)). The options as subject to the Company’s 2020 Omnibus Incentive Plan and vest at the rate of (a) 1/5th of such options upon the grant date; and (b) 4/5th of such options vesting ratably on a monthly basis over the following 36 months on the last day of each calendar month; provided, however, that such options vest immediately upon the CFO’s death or disability, termination without cause or a termination by the CFO for good reason (as defined in the agreement), a change in control of the Company or upon a sale of the Company.

Under the agreement, the CFO is eligible to receive an annual bonus, in a targeted amount of 30% of his then salary, based upon the Company’s achievement of performance and management objectives as set and approved by the CEO, in consultation with the CFO. The bonus amount is subject to adjustment. The Board of Directors, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee), may also award the CFO bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion. Under the CFO Agreement, the CFO is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time. As of June 30, 2021, the Company recorded $30,750 of accrued bonus payable to the CFO.

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

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

Sale of Common Stock in Private Offering

On February 19, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company agreed to sell an aggregate of 2,564,000 shares of common stock (the “Shares”) and warrants to purchase up to an aggregate of 2,564,000 shares of common stock (the “PIPE Warrants”), at a combined purchase price of $4.55 per share and PIPE Warrant (the “Offering”). Aggregate gross proceeds from the Offering were approximately $11.7 million. Net proceeds to the Company from the Offering, after deducting the placement agent fees and estimated offering expenses payable by the Company, were $10,731,070. The placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

The PIPE Warrants have an exercise price equal to $5.00 per share, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. However, the exercise price of the PIPE Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The PIPE Warrants are exercisable for 5 years following the closing date. The PIPE Warrants are subject to a provision prohibiting the exercise of such PIPE Warrants to the extent that, after giving effect to such exercise, the holder of such PIPE Warrant (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased to 9.99% on a holder by holder basis, with 61 days prior written consent of the applicable holder). The PIPE Warrants were determined to be liability-classified (see Note 5 – Derivative Liabilities – Warrants Issued in Private Offering). Of the $968,930 of placement agent fees and offering expenses, $364,812 was allocated to the common stock and $604,118 was allocated to the warrant liabilities. Because the PIPE Warrants are liability classified, the $604,118 allocated to the warrants was immediately expensed.

In connection with the Offering, the Company also entered into a Registration Rights Agreement, dated as of February 23, 2021, with the Purchasers (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC on or prior to April 24, 2021 to register the resale of the Shares and the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”), and to cause such registration statement to be declared effective on or prior to June 23, 2021 (or, in the event of a “full review” by the SEC, August 22, 2021). The Company was in default of the terms of the Registration Rights Agreement as the registration statement to register the Shares and Warrant Shares was not filed by April 24, 2021. As a result of this default, the Company is required to pay damages to the Purchasers in the aggregate amount of $174,993 each month, up to a maximum of $583,310. The Company incurred $524,979 of damages during the three months ended June 30, 2021, which amount was paid, and is no longer in default.

Common Stock Issued for Settlement of Liabilities

On April 23, 2021, the Company settled the amounts due pursuant to a certain finder agreement entered into with EarlyBird Capital, Inc. (“EarlyBird”) on October 17, 2017 (the “Finder Agreement”). The Company’s Board of Directors determined it was in the best interests to settle all claims which had been made or could be made with respect to the Finder Agreement and entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid EarlyBird a cash payment of $275,000 and issued 225,000 shares of the Company’s restricted common stock with a grant date value of $1,973,250 to EarlyBird, in full satisfaction of accounts payable in the amount of $1,750,000. The Company recorded a loss of $223,250 in connection with the Settlement Agreement, which is included in (loss) gain on settlement of liabilities in the accompanying condensed consolidated statements of operations.

Common Stock Issued for Services

During the three and six months ended June 30, 2021, the Company issued an aggregate 37,515 and 235,305 of immediately vested shares of the Company’s common stock, respectively, as compensation to consultants, directors, and officers, with an aggregate issuance date fair value of $378,659 and $1,304,063, respectively, which was charged immediately to the condensed consolidated statement of operations for the three and six months ended June 30, 2021.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

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

During the six months ended June 30, 2021, the Company issued 959,809 shares of its common stock upon the exchange of common stock equivalents.

The following table summarizes the Special Voting Shares activity during the six months ended June 30, 2021:

Balance, January 1, 2021	1,469,417
Shares issued	-
Shares exchanged	(959,809)
Balance, June 30, 2021	509,608

Convertible Note Conversions

During the six months ended June 30, 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,334 and an aggregate accrued interest balance of $105,850 into an aggregate of 467,123 shares of the Company’s common stock at conversion prices ranging from $2.45-$3.29 per share, pursuant to the terms of such notes. (See Note 7 – Convertible Notes Payable).

Bridge Note Conversions

During the six months ended June 30, 2021, certain noteholders elected to convert bridge notes with an aggregate principal balance of $365,750 and an aggregate accrued interest balance of $66,633 into an aggregate of 158,383 shares of the Company’s common stock at a conversion price of $2.73 per share, pursuant to the terms of such notes. (see Note 7 - Convertible Notes Payable).

Stock Options

A summary of the option activity during the six months ended June 30, 2021 is present below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs)	Intrinsic Value
Outstanding, January 1, 2021	50,000	2.49
Granted	1,580,000	4.43
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, June 30, 2021	1,630,000	4.37	9.7	$9,176,100

Exercisable, June 30, 2021	481,444	4.33	9.7	$2,730,143

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

The Company recognized stock-based compensation expense of $344,095 and $1,436,494 for the three and six months ended June 30, 2021, respectively, related to the amortization of stock options. The expense is included within general and administrative expenses on the condensed consolidated statements of operations. There was no stock option amortization expense for the three and six months ended June 30, 2020. As of June 30, 2021, there was $3,459,808 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.64 years.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

NOTE 10 - RELATED PARTIES

Due from Related Parties

Due from related parties of $300,000 as of December 31, 2020 and consisted of a receivable due from a research and development company that has shared officers and directors. Management believes that the receivable is not collectible, and the receivable is fully reserved as of June 30, 2021.

Accounts Payable - Related Parties

Accounts payable - related parties was $9,097 as of June 30, 2021 and represents amounts due for consulting services provided by a founder of 180 LP. Accounts payable - related parties was $215,495 as of December 31, 2020 and consists of $196,377 for professional services provided by the Company’s directors and $19,118 for accounting fees for services provided by a director and his company.

Accrued Expenses - Related Parties

Accrued expenses - related parties was $300,968 as of June 30, 2021 and consists of $150,532 of interest accrued on loans and convertible notes due to certain officers and directors of the Company and $150,436 of accrued professional fees for services provided by certain directors of the Company. Accrued expenses - related parties of $454,951 as of December 31, 2020, consists of $124,833 of interest accrued on loans and convertible notes due to certain officers and directors of the Company and $330,118 of accrued professional fees for services provided by certain directors of the Company.

Loans Payable - Related Parties

Loans payable - related parties consists of $514,860 and $513,082 as of June 30, 2021 and December 31, 2020, respectively. Please refer to Note 6 - Loan Payables for more information.

Convertible Notes Payable - Related Parties

Convertible notes payable - related parties of $260,000 as of June 30, 2021 and $270,000 as of December 31, 2020 represents the principal balance of convertible notes owed to certain officers and directors of the Company. See Note 7 – Convertible Notes Payable for more information.

During the six months ended June 30, 2021, the Company repaid a certain related party convertible note payable in the principal amount of $10,000 and $1,873 of accrued interest.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $747,883 and $80,064 during the three months ended June 30, 2021 and 2020, respectively, and $988,704 and $110,669 during the six months ended June 30, 2021 and 2020, respectively, is related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative expenses during the three months ended June 30, 2021 and 2020, were $340,442 and $42,759, respectively, of which $300,000 and $0, respectively, represents bad debt expense incurred in connection with a receivable from related parties, and $40,442 and 42,579, represents professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

General and Administrative expenses during the six months ended June 30, 2021 and 2020, were $379,562 and $110,826, respectively, of which $300,000 and $0, respectively, represents bad debt expense incurred in connection with a receivable from related parties, and $79,562 and $110,826, respectively, represents professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

Other Income - Related Parties

During the six months ended June 30, 2020, the Company recorded $240,000 of other income related to a one-year research and development agreement with a company who shares common officers and directors with the Company. There was no other income - related parties recorded during the six months ended June 30, 2021 or the three months ended June 30, 2020.

Interest Expense - Related Parties

During the three months ended June 30, 2021 and 2020, the Company recorded $14,129 and $21,822, respectively, of interest expense - related parties, of which $3,901 and $13,399, respectively, related to interest on certain convertible notes held by officers and directors of the Company and $10,228 and $8,423, respectively, related to interest expense on loans from officers, directors and a greater than 10% investor of the Company.

During the six months ended June 30, 2021 and 2020, the Company recorded $28,078 and $41,670, respectively, of interest expense - related parties, of which $7,747 and $26,876, respectively related to interest on certain convertible notes held by officers and directors of the Company and $20,331 and $14,791, respectively related to interest expense on loans from officers, directors and a greater than 10% investor of the Company.

NOTE 11 – CORRECTION OF AN ERROR

In finalizing the financial reporting close process for the three months ended June 30, 2021, the Company discovered an error resulting in the understatement in the amount of $363,523 of stock-based compensation in connection with shares issued for services during the three months ended March 31, 2021. The Company recorded $363,523 of stock-based compensation during the three months ended June 30, 2021 in order to correct the error. Accordingly, this adjustment represents a timing error, such that the expense for the six-month period has been reported correctly and no other periods are impacted by this error.  In evaluating and determining the appropriateness of applying the SEC's Staff Accounting Bulletin (“SAB”) No. 108 to this error, the Company considered materiality both quantitatively and qualitatively as prescribed by SAB 99, and concluded that the error was not qualitatively or quantitatively material to the financial statements taken as whole. SAB 108 does not require restatement of previously filed financial statements for corrections of immaterial errors.

NOTE 12 - SUBSEQUENT EVENTS

Alpha Capital Settlement Agreement

On July 29, 2021, the Company reached an agreement (signed on July 31, 2021) to settle the amounts allegedly due pursuant to a certain convertible note agreement entered into with Alpha Capital Anstalt (“Alpha”) on September 8, 2020 (the “Alpha Note”). The Company’s Board of Directors determined it was in the best interest of the Company to settle all claims which had been made or could be made with respect to the Alpha Note and entered into a settlement agreement (“Alpha Settlement Agreement”). Pursuant to the Alpha Settlement Agreement, the Company agreed to issue 150,000 shares of its common stock and three-year warrants to purchase 25,000 shares of the Company’s common stock at a price of $7.07 per share, in exchange for full and complete satisfaction of the Alpha Note.

Common Stock

Subsequent to June 30, 2021, the Company issued 44,240 shares of its common stock upon the exchange of common stock equivalents.

Stock Options and Compensation Shares

On August 4, 2021, the Company granted 10-year options for the purchase of an aggregate of 436,000 shares of common stock at an exercise price of $7.56 per share, to six independent directors of the Company, pursuant to the 2020 Omnibus Incentive Plan. The options had an aggregate grant date value of $2,336,960, and vest monthly over four years.

On August 4, 2021, the Company issued 9,754 shares of common stock to two independent directors in consideration for $73,750 of accrued fees owed for service to the Board of Directors, pursuant to the 2020 Omnibus Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

This information should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on July 9, 2021 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Please see the section entitled “Glossary” beginning on page ii of our Annual Report for a list of abbreviations and definitions used throughout this Report.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events;

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components;

●	Consolidated Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2021 and 2020;

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition; and

●	Critical Accounting Policies and Estimates Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview and Recent Events

On November 6, 2020 (the “Closing Date”), the previously announced Business Combination was consummated following a special meeting of stockholders, where the stockholders of KBL considered and approved, among other matters, a proposal to adopt the Business Combination Agreement. Pursuant to the Business Combination Agreement, KBL Merger Sub, Inc. merged with 180 Life Corp (f/k/a 180 Life Sciences Corp.), with 180 continuing as the surviving entity and becoming a wholly owned subsidiary of KBL. As part of the Business Combination, KBL issued 17,500,000 shares of common stock and equivalents to the stockholders of 180, in exchange for all of the outstanding capital stock of 180. The Business Combination became effective November 6, 2020 and 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp., and KBL changed its name to 180 Life Sciences Corp.

This MD&A and the related financial statements for the three and six months ended June 30, 2021 included herein includes the combined operations of KBL and 180 because the results are combined after the Closing Date.

This MD&A and the related financial statements for the three and six months ended June 30, 2020 includes the combined operations of 180 and its three operating entities but does not include KBL because this period precedes the Business Combination.

Following the Closing of the Business Combination, we transitioned our operations to those of 180, which is a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis and other inflammatory diseases, where anti-TNF (defined below) therapy will provide a clear benefit to patients, by employing innovative research, and, where appropriate, combination therapy. We have three product development platforms:

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. The effects of the COVID-19 pandemic and the responses to combat such pandemic include government-mandated closures, stay-at-home orders and other related measures that have significantly impacted global economic activity and business investment in general. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, and on our business, results of operations and financial condition. We have been closely monitoring the developments and have taken active measures to protect the health of our employees, their families, and our communities. The ultimate impact of the pandemic on the 2021 fiscal year and beyond will depend heavily on the duration of the COVID-19 pandemic and public health responses, including government-mandated closures, stay-at-home orders, vaccine availability and efficacy the willingness of individuals to be vaccinated, virus mutations and seasonal outbreaks, as well as the substance and pace of macroeconomic recovery, all of which are uncertain and difficult to predict considering the rapidly evolving landscape of the pandemic and the public health responses to contain it. As of June 30, 2021, only the follow-up time for patient data for the Phase 2b Dupuytren’s disease clinical trial has been delayed as a result of COVID-19, but such follow-up is now completed. However, COVID-19 may delay the initiation of certain clinical trials.

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

Recent Financing

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

Conversion of Bridge Notes

On March 8, 2021, the holders of the Company’s convertible bridge notes, which were issued on December 27, 2019 and January 3, 2020 to various purchasers, converted an aggregate of $432,383, which included accrued interest of $66,633 owed under such convertible bridge notes, into an aggregate of 158,383 shares of common stock pursuant to the terms of such notes, as amended, at a conversion price of $2.73 per share.

Convertible Debt Conversions

From November 27, 2020 to February 5, 2021, the holders of the Company’s convertible promissory notes converted an aggregate of $4,782,107 owed under such convertible notes into an aggregate of 1,986,751 shares of common stock, pursuant to the terms of such notes, as amended, at conversion prices of between $2.00 and $3.29 per share.

Alpha Capital Settlement Agreement

On July 31, 2021, the Company reached an agreement to settle the amounts allegedly due pursuant to a certain convertible note agreement entered into with Alpha Capital Anstalt (“Alpha”) on September 8, 2020 (the “Alpha Note”). The Company’s Board of Directors determined it was in the best interest of the Company to settle all claims which had been made or could be made with respect to the Alpha Note and entered into a settlement agreement (“Alpha Settlement Agreement”). Pursuant to the Alpha Settlement Agreement, the Company agreed to issue 150,000 shares of its common stock and three-year warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $7.07 per share, in exchange for full and complete satisfaction of the Alpha Note.

Stock Options and Compensation Shares

On August 4, 2021, the Company granted 10-year options for the purchase of an aggregate of 436,000 shares of common stock at an exercise price of $7.56 per share, to six independent directors of the Company, pursuant to the 2020 Omnibus Incentive Plan. The options had an aggregate grant date value of $2,336,960, and vest monthly over four years.

On August 4, 2021, the Company issued 9,754 shares of common stock to two independent directors in consideration for $73,750 of accrued fees owed for service to the Board of Directors, pursuant to the 2020 Omnibus Incentive Plan.

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

The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors that include, but are not limited to, the following:

●	per patient trial costs;

●	the number of patients that participate in the trials;

●	the number of sites included in the trials;

●	the countries in which the trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of doses that patients receive;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the duration of patient follow-up; and

●	and the efficacy and safety profile of the product candidates.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Losses resulting from change in fair value of derivative liabilities during the three and six months ended June 30, 2021 were driven by increases in stock price during the period, resulting in a high fair value of the underlying liability

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	For the Three Months Ended
	June 30,
	2021	2020

Operating Expenses:
Research and development	$246,613	$351,005
Research and development - related parties	747,883	80,064
General and administrative	2,678,231	460,371
General and administrative - related parties	340,442	42,759
Total Operating Expenses	4,013,169	934,199
Loss From Operations	(4,013,169)	(934,199)

Other (Expense) Income:
(Loss) gain on settlement of liabilities	(268,743)	-
Other income	-	12,605
Interest expense	(12,246)	(172,498)
Interest expense - related parties	(14,129)	(21,822)
Gain (loss) on extinguishment of convertible notes payable, net	-	1,378,360
Change in fair value of derivative liabilities	(19,156,420)	-
Total Other (Expense) Income, Net	(19,451,538)	1,196,645
(Loss) Income Before Income Taxes	(23,464,707)	262,446
Income tax benefit	5,571	4,936
Net (Loss) Income	$(23,459,136)	$267,382

Research and Development

We incurred research and development expenses of $246,613 for the three months ended June 30, 2021, compared to $351,005 for the three months ended June 30, 2020, representing a decrease of $104,392 or approximately 30%. Decreases of approximately $105,000 resulting from the temporary halting of drug discovery services provided by Evotec International GmbH and approximately $207,000 resulting from incremental research tax credits earned during the quarter, were partially offset by increases of approximately $189,000 primarily resulting from the Company’s research agreement with Oxford University and approximately $20,000 increases in other consulting expenses.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $747,883 for the three months ended June 30, 2021, compared to $80,064 for the three months ended June 30, 2020, representing an increase of $667,819, or approximately 834%. The increase is primarily attributable to approximately $629,000 of stock-based compensation (of which approximately $363,000 results from the correction of an error in the prior quarter) and $197,000 of fees and bonuses incurred in connection with a consulting agreement with a founder of 180 LP that became effective on December 1, 2020 for research in connection with the Company’s product candidate for the treatment of Dupuytren’s disease, partially offset by approximately $76,000 decrease in other consulting fees and $84,000 of incremental research tax credits earned during the second quarter of 2021.

General and Administrative

We incurred general and administrative expenses of $2,678,231 and $460,371 for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $2,217,860 or approximately 482%. Increases resulted from (i) approximately $246,000 insurance expense primarily incurred by the acquired entity (180LS); (ii) approximately $457,000 of stock-based compensation expense; (iii) $338,000 recovery of bad debts recognized during the three months ended June 30, 2020, (iv) $545,000 of damages incurred in connection with the Company’s default of the terms of the registration rights agreement in connection with a private offering, and (v) $681,000 of legal and professional fees incurred in connection with becoming a public company and complying with public company audit and reporting requirements, partially offset by $58,000 decrease in consulting fees during the period.

General and Administrative – Related Parties

We incurred general and administrative expenses – related parties of $340,442 and $42,759 respectively for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $297,683 or approximately 696%, An increase of $300,000 resulting from bad debt expense related to a related party receivable was offset by approximately $3,000 of decreases in related party consulting fees during the period.

Other Expenses, Net

We incurred other expenses, net of $19,451,538 during the three months ended June 30, 2021, as compared to other income, net of $1,196,645 for the three months ended June 30, 2020, representing an increase in other expenses of $20,648,183 or approximately 1,726%. The increase was primarily attributable to the losses in connection with the change in fair value of derivative liabilities of approximately $19,156,000 driven by an increase in our stock price during the period which resulted in a higher fair value of the underlying derivative liability, as well as a decrease in gain from extinguishment of convertible notes payable of approximately $1,379,000, and approximately $269,000 of losses recognized related to the settlement of certain liabilities, partially offset by a decrease in interest expense of approximately $169,000 which resulted from the decrease in principal balances on debt outstanding during the period.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	For the Six Months Ended
	June 30,
	2021	2020

Operating Expenses:
Research and development	$372,744	$823,867
Research and development - related parties	988,704	110,669
General and administrative	5,220,462	1,455,699
General and administrative - related parties	379,562	110,826
Total Operating Expenses	6,961,472	2,501,061
Loss From Operations	(6,961,472)	(2,501,061)

Other (Expense) Income:
(Loss) gain on settlement of liabilities	455,021	-
Other income	-	12,605
Interest expense	(125,179)	(325,414)
Interest expense - related parties	(28,078)	(41,670)
Gain (loss) on extinguishment of convertible notes payable, net	(9,737)	491,624
Change in fair value of derivative liabilities	(32,385,728)	-
Change in fair value of accrued issuable equity	(9,405)	-
Offering costs allocated to warrant liabilities	(604,118)	-
Total Other (Expense) Income, Net	(32,707,224)	377,145
(Loss) Income Before Income Taxes	(39,668,696)	(2,123,916)
Income tax benefit	10,975	10,038
Net (Loss) Income	$(39,657,721)	$(2,113,878)

Research and Development

We incurred research and development expenses of $372,744 for the six months ended June 30, 2021, compared to $823,867 for the six months ended June 30, 2020, representing a decrease of $451,123 or approximately 55%. The decrease is primarily attributable to approximately a $253,000 decrease in research and development expenses related to the temporary halting of drug discovery services in 2020 provided by Evotec International GmbH, as well as approximately $12,000 decreases in consulting fees and $366,000 of incremental research tax credits earned during the first quarter of 2021, partially offset by approximately $179,000 increase in expenses in connection with the Company’s research agreement with Oxford University.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $988,704 for the six months ended June 30, 2021, compared to $110,669 for the six months ended June 30, 2020, representing an increase of $878,035 or approximately 793%. The increase is primarily attributable to approximately $629,000 of stock compensation and $617,000 of fees and bonuses accrued in connection with a consulting agreement with a founder of 180 LP that became effective on December 1, 2020, for research in connection with the Company’s product candidate for the treatment of Dupuytren’s disease, offset by approximately $270,000 of incremental research tax credits earned during the first half of 2021 and decreases in other related party consulting expenses of approximately $98,000.

General and Administrative

We incurred general and administrative expenses of $5,220,462 and $1,455,699 for the six months ended June 30, 2021 and 2020, respectively, representing an increase of $3,764,763 or approximately 259%. Increases resulted primarily from (i) approximately $2,172,000 of stock-based compensation expense; (ii) approximately $338,000 related to bad debt recovery during the six months ended June 30, 2020; (iii) $545,000 of damages incurred in connection with the Company’s default of the terms of the registration rights agreement in connection with a private offering, and (iv) $679,000 of legal and professional fees incurred primarily in connection with becoming a public company and complying with public company audit and reporting requirements.

General and Administrative – Related Parties

We incurred general and administrative expenses – related parties of $379,562 and $110,826, respectively, for the six months ended June 30, 2021 and 2020, representing a decrease of $268,736 or approximately 242%, resulting primarily from $300,000 of bad debt expense incurred during the period in connection with a related party receivable, partially offset by a decrease in related party consulting fees during the period.

Other Expenses, Net

We incurred other expenses, net of $32,707,224 during the six months ended June 30, 2021 as compared to other income, net of $377,145 for the six months ended June 30, 2020, representing an increase in other expenses of $33,084,369 or approximately 8,772%. The increase was primarily attributable to (i) the change in fair value of derivative liabilities of approximately $32,386,000, which was driven by the increase in our stock price during the period which resulted in a higher fair value of the underlying derivative liability, (ii) gains recognized upon the extinguishment of convertible notes payable of approximately $491,624 during the six months ended June 20, 2020 as compared to $9,737 losses recognized during the six months June 30, 2021, (iii) offering costs allocated to warrant liabilities of approximately $604,000 and (iv) decreases in rental income from related parties of approximately $240,000, partially offset by approximately $455,000 of net gains related to the settlement of certain liabilities and a decrease in interest expense of approximately $213,000 resulting from the decrease in debt principal outstanding during the period.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had cash balances of $1,835,639 and $2,108,544, respectively, and working capital deficits of $45,753,237 and $17,406,356, respectively.

For the six months ended June 30, 2021 and 2020, cash used in operating activities was $10,341,230 and $601,600, respectively. Our cash used in operations for the six months ended June 30, 2021 was primarily attributable to our net loss of $39,657,721, adjusted for non-cash expenses in the aggregate amount of $36,005,261 as well as $6,688,770 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended June 30, 2020 was primarily attributable to our net loss of $2,113,878, reduced by non-cash income in the aggregate amount of $545,349, as well as $2,057,627 of net cash provided by changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2021 and 2020, cash provided by financing activities was $10,134,005 and $344,879, respectively. Cash provided by financing activities during the six months ended June 30, 2021 was due to $10,731,070 of net proceeds from our offering of common stock and warrants, partially offset by the repayment of loans and convertible debt in the aggregate amount of $597,065. The net cash provided by financing activities during the six months ended June 30, 2020 was comprised of $272,379 of proceeds from the issuance of debt instruments and $72,500 of proceeds from the issuance of equity instruments.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Note 3 — Summary of Significant Accounting Policies in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2020 Form 10-K, except as set forth above in Note 3 — Summary of Significant Accounting Policies in Part I, Item 1 of this Form 10-Q.

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

The Company’s management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2021.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of December 30, 2020, and which continue to exist, as discussed in the Company’s Annual Report on Form 10-K:

●	Financial Reporting Systems: The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

●	Segregation of Duties: The Company does not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

●	Insufficient Written Policies: The Company has insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

●	Ineffective controls: The Company’s controls over period end financial disclosure and reporting processes, which includes the valuation of fair value instruments, are ineffective.

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

Our management plans to establish procedures to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing necessary enhancements or improvements. Management expects to complete its assessment of the design and operating effectiveness of its internal controls over financial reporting during the second half of 2021. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Plan

The Company has established an Audit Committee to provide oversight of remediation efforts. Management intends to take steps to develop and enhance its internal controls over financial reporting, including:

●	hiring additional accounting personnel;

●	engaging an advisory firm to lead the remediation and assessment of internal controls;

●	developing formal policies and procedures over accounting and reporting; and

●	identifying additional information technology to improve financial reporting.

Our management plans to establish procedures to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing necessary enhancements or improvements. Management expects to complete its assessment of the design and operating effectiveness of its internal controls over financial reporting during the second half of 2021. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 8 – Commitments and Contingences”, under the heading Potential Legal Matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on July 9, 2021, under the heading “Risk Factors”, which risk factors are incorporated by reference herein, except as described below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2020, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “We may not be able to comply with NASDAQ’s continued listing standards.”, from the Form 10-K is replaced and superseded by the following:

We may not be able to comply with NASDAQ’s continued listing standards.

Our common stock and warrants trade on The NASDAQ Capital Market under the symbols “ATNF” and “ATNFW,” respectively. Notwithstanding such listing, there can be no assurance any broker will be interested in trading our securities. Therefore, it may be difficult to sell your securities if you desire or need to sell them. Our underwriters are not obligated to make a market in our securities, and even they do make a market, they can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such market will continue.

There is also no guarantee that we will be able to maintain our listings on The NASDAQ Capital Market for any period of time by perpetually satisfying NASDAQ’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from NASDAQ.

Among the conditions required for continued listing on The NASDAQ Capital Market, NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity, $35 million of market value of listed securities, or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above NASDAQ’s $2.5 million minimum, our market value of listed securities may not remain above $35,000,000, we may not generate over $500,000 of yearly net income, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2021, and for the period from July 1, 2021, to the filing date of this report, which have not previously been disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1#	First Amendment to Consultancy Agreement dated March 31, 2021, by and between 180 Life Sciences Corp. and Prof Jagdeep Nanchahal	8-K	001-38105	10.1	April 2, 2021
10.2	Settlement and Mutual Release Agreement dated May 4, 2021, by and between 180 Life Sciences Corp. and EarlyBirdCapital, Inc.	8-K	001-38105	10.1	May 7, 2021
10.3#	Second Amendment to Employment Agreement dated May 27, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp., Katexco Pharmaceuticals Corp. and Ozan Pamir	8-K	001-38105	10.2	May 27, 2021
10.4#	Form of Director Nominee Offer Letter (May 2021)	8-K	001-38105	10.1	May 27, 2021
10.5#	Sir Marc Feldmann Confirmation of Rescission of Note Amendments effective February 25, 2021	10-Q	001-38105	10.15	July 19, 2021
10.6	Dr. Lawrence Steinman Confirmation of Rescission of Note Amendments effective February 25, 2021	10-Q	001-38105	10.16	July 19, 2021
10.7	Common Stock Purchase Warrant dated July 31, 2021, to purchase 25,000 shares of common stock of 180 Life Sciences Corp., granted to Alpha Capital Anstalt	8-K	001-38105	4.1	August 2, 2021
10.8	Mutual Release and Settlement Agreement dated July 31, 2021, issued by 180 Life Sciences Corp. to Alpha Capital Anstalt	8-K	001-38105	10.1	August 2, 2021
10.9*	Form of Stock Option Agreement (Independent Directors August 2021 Grants)				Filed herewith.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2**	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101.INS*	Inline XBRL Instance Document	—	—	—	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	—	—	—	Filed herewith.

%	Certain schedules and exhibits to the Business Combination Agreement have been omitted pursuant to Item 601(a)(5) and/or (b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: August 16, 2021	/s/ James N. Woody, M.D., Ph.D.
	By:	James N. Woody, M.D., Ph.D., Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	/s/ Ozan Pamir
	By:	Ozan Pamir, Interim Chief Financial Officer (Principal Financial and Accounting Officer)