Form 10-Q
period 2021-09-30
180 Life Sciences Corp.
filed 2021-11-15
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-38105

180 LIFE SCIENCES CORP

(Exact name of registrant as specified in its charter)

Delaware	90-1890354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 El Camino Real Bldg. 4, Suite 200 Palo Alto, CA 94306	94306
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2021, 34,016,456 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Cautionary Note Regarding Forward-Looking Statements	ii

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	2

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	43

ITEM 4. Controls and Procedures	44

PART II

OTHER INFORMATION	46

ITEM 1. Legal Proceedings.	46

ITEM 1A. Risk Factors.	46

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	47

ITEM 3. Defaults Upon Senior Securities.	47

ITEM 4. Mine Safety Disclosures.	47

ITEM 5. Other Information.	47

ITEM 6. Exhibits.	48

Signatures	49

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

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(unaudited)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets:
Cash	$11,687,800	$2,108,544
Due from related parties	-	300,000
Prepaid expenses and other current assets	1,945,939	1,606,414
Total Current Assets	13,633,739	4,014,958
Intangible assets, net	1,970,131	2,047,818
In-process research and development	12,569,491	12,569,793
Goodwill	36,896,406	36,900,801
Total Assets	$65,069,767	$55,533,370
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$638,582	$8,529,259
Accounts payable - related parties	4,447	215,495
Accrued expenses	2,205,391	4,110,916
Accrued expenses - related parties	130,548	454,951
Loans payable - current portion	279,290	968,446
Loans payable - related parties	81,244	513,082
Convertible notes payable	-	1,916,195
Convertible notes payable - related parties	-	270,000
Derivative liabilities	20,885,316	4,442,970
Total Current Liabilities	24,224,818	21,421,314
Accrued issuable equity	-	43,095
Loans payable - non current portion	52,096	113,763
Deferred tax liability	3,652,054	3,668,329
Total Liabilities	27,928,968	25,246,501
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 33,968,735 and 26,171,225 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,399	2,617
Additional paid-in capital	106,153,999	78,005,004
Accumulated other comprehensive income	701,904	636,886
Accumulated deficit	(69,718,503)	(48,357,638)
Total Stockholders’ Equity	37,140,799	30,286,869
Total Liabilities and Stockholders’ Equity	$65,069,767	$55,533,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Expenses:
Research and development	$316,473	$386,949	$689,217	$1,210,816
Research and development - related parties	298,879	112,652	1,287,583	223,321
General and administrative	3,519,605	206,399	8,740,067	1,712,950
General and administrative - related parties	82,519	25,078	462,081	85,052
Total Operating Expenses	4,217,476	731,078	11,178,948	3,232,139
Loss From Operations	(4,217,476)	(731,078)	(11,178,948)	(3,232,139)

Other (Expense) Income:
Gain on settlement of liabilities	472,677	-	927,698	-
Other income	12,308	2,603	12,308	15,208
Other income - related parties	-	-	-	240,000
Interest expense	(5,455)	(82,990)	(130,634)	(408,404)
Interest expense - related parties	(14,201)	(23,088)	(42,279)	(64,758)
Gain (loss) on extinguishment of convertible notes payable, net	-	-	(9,737)	491,624
Change in fair value of derivative liabilities	22,043,391	-	(10,342,337)	-
Change in fair value of accrued issuable equity	-	-	(9,405)	-
Offering costs allocated to warrant liabilities	-	-	(604,118)	-
Total Other (Expense) Income, Net	22,508,720	(103,475)	(10,198,504)	273,670
(Loss) Income Before Income Taxes	18,291,244	(834,553)	(21,377,452)	(2,958,469)
Income tax benefit	5,612	5,135	16,587	15,175
Net (Loss) Income	18,296,856	(829,418)	(21,360,865)	(2,943,294)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(530,817)	414,335	65,018	(562,626)
Total Comprehensive (Loss) Income	$17,766,039	$(415,083)	$(21,295,847)	$(3,505,920)

Basic and Diluted Net (Loss) Income per Common Share
Basic	$0.56	$(0.05)	$(0.70)	$(0.17)
Diluted	$0.23	$(0.05)	$(0.70)	$(0.17)

Weighted Average Number of Common Shares Outstanding:
Basic	32,728,295	16,850,379	30,491,082	16,847,069
Diluted	33,709,584	16,850,379	30,491,082	16,847,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in US Dollars)

(unaudited)

	For The Three and Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2021	26,171,225	$2,617	$78,005,004	$636,886	$(48,357,638)	$30,286,869
Shares issued upon conversion of KBL debt	467,123	47	1,941,078	-	-	1,941,125
Shares issued upon conversion of 180 debt	158,383	16	432,367	-	-	432,383
Shares issued in connection with the financing, net of financing costs	2,564,000	256	10,730,814	-	-	10,731,070
Offering costs allocated to warrant liabilities	-	-	604,118	-	-	604,118
Warrants issued in connection with private offering, reclassified to derivative liabilities	-	-	(7,294,836)	-	-	(7,294,836)
Shares issued upon exchange of common stock equivalents	959,809	96	(96)	-	-	-
Stock based compensation:
Common stock	197,790	20	925,384	-	-	925,404
Options	-	-	1,092,399	-	-	1,092,399
Comprehensive income (loss):
Net loss	-	-	-	-	(16,198,585)	(16,198,585)
Other comprehensive income	-	-	-	189,348	-	189,348
Balance - March 31, 2021	30,518,330	3,052	86,436,232	826,234	(64,556,223)	22,709,295
Shares issued to settle accounts payable	225,000	23	1,973,227	-	-	1,973,250
Impact of transfer agent reconciliation	280,509	28	(28)	-	-	-
Stock based compensation:
Common stock	37,515	4	378,655	-	-	378,659
Options	-	-	344,095	-	-	344,095
Correction of an error (see Note 11)	-	-	363,523	-	-	363,523
Comprehensive income (loss):
Net loss	-	-	-	-	(23,459,136)	(23,459,136)
Other comprehensive income	-	-	-	406,487	-	406,487
Balance - June 30, 2021	31,061,354	3,107	89,495,704	1,232,721	(88,015,359)	2,716,173
Shares issued in connection with the August 2021 Offering, net of financing costs	2,500,000	250	13,879,750	-	-	13,880,000
Shares issued to settle convertible debt and derivative liabilities with Alpha Capital	150,000	15	1,060,485	-	-	1,060,500
Shares issued in connection with the repayment of related party loans and convertible notes	141,852	15	851,097	-	-	851,112
Shares issued upon exchange of common stock equivalents	44,240	4	(4)	-	-	-
Stock based compensation:
Common stock	71,289	8	431,988	-	-	431,996
Options	-	-	434,979	-	-	434,979
Comprehensive income (loss):						-
Net income	-	-	-	-	18,296,856	18,296,856
Other comprehensive loss	-	-	-	(530,817)	-	(530,817)
Balance - September 30, 2021	33,968,735	$3,399	$106,153,999	$701,904	$(69,718,503)	$37,140,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, continued

(Expressed in US Dollars)

(unaudited)

	For The Three and Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2020	13,846,925	$1,384	$75,890,295	$152,803	$(37,473,580)	$38,570,902
Common stock issued for cash	12,292	1	72,499	-	-	72,500
Shares issued upon exchange of common stock equivalents	410,170	41	(41)	-	-	-
Beneficial conversion feature on convertible debt issued	-	-	329,300	-	-	329,300
Comprehensive loss:
Net loss	-	-	-	-	(2,381,260)	(2,381,260)
Other comprehensive loss	-	-	-	(1,844,205)	-	(1,844,205)
Balance - March 31, 2020	14,269,387	1,426	76,292,053	(1,691,402)	(39,854,840)	34,747,237
Shares issued upon exchange of common stock equivalents	56,743	6	(6)	-	-	-
Comprehensive income:
Net income	-	-	-	-	267,383	267,383
Other comprehensive income	-	-	-	867,244	-	867,244
Balance - June 30, 2020	14,326,130	1,432	76,292,047	(824,158)	(39,587,457)	35,881,864
Shares issued upon exchange of common stock equivalents	168,210	17	(17)	-	-	-
Comprehensive income (loss):
Net loss	-	-	-	-	(829,418)	(829,418)
Other comprehensive income	-	-	-	414,335	-	414,335
Balance - September 30, 2020	14,494,340	$1,449	$76,292,030	$(409,823)	$(40,416,875)	$35,466,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(21,360,865)	$(2,943,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation
Shares issued for services	2,099,582	-
Amortization of stock options	1,871,473	-
Depreciation and amortization	93,139	93,480
Bad debt expense (recovery) - related parties	338,582	(1,156,750)
Interest expense capitalized to debt principal	-	313,363
Gain on settlement of liabilities, net	(927,698)	-
Loss (gain) on extinguishment of convertible note payable	9,737	(491,624)
Deferred tax benefit	(16,587)	(15,175)
Offering costs allocated to warrant liabilities	604,118	-
Change in fair value of derivative liabilities	10,342,337	-
Change in fair value of accrued issuable equity	9,405	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(443,531)	409,809
Due from related parties	-	(240,000)
Accounts payable	(5,669,923)	1,835,623
Accrued expenses	(1,241,167)	1,538,999
Accrued issuable equity	(52,500)	-
Total adjustments	7,016,967	2,287,725
Net Cash Used In Operating Activities	(14,343,898)	(655,569)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants	26,666,200	72,500
Offering costs in connection with sale of common stock and warrants	(2,055,130)	-
Repayment of loans payable	(738,199)	-
Repayment of convertible debt	(10,000)	-
Proceeds from loans payable	-	220,056
Proceeds from convertible notes payable	-	82,500
Proceeds from Paycheck Protection Program loan	-	53,051
Proceeds from Bounce Back Loan Scheme loan	-	63,542
Cash Provided By Financing Activities	23,862,871	491,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Expressed in US Dollars)

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Effect of Exchange Rate Changes on Cash	60,283	113,215

Net Increase (Decrease) In Cash	9,579,256	(50,705)
Cash - Beginning of Period	2,108,544	83,396
Cash - End of Period	$11,687,800	$32,691

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$31,428	$-

Non-cash investing and financing activities:
Conversion of convertible debt and accrued interest into common stock	$1,340,184	$-
Common stock issued upon exchange of notes payable and accrued interest	$1,283,496	$-
Shares and warrants issued for Alpha Settlement	$1,156,177	$-
Exchange of common stock equivalents for common stock	$100	$-
Shares issued to settle accounts payable	$1,973,250	$-
Secuirty deposit applied to accounts payable	$7,078	$-
Recognition of beneficial conversion feature as loss on extinguishment of convertible note principal	$-	$329,300
Redemption premium and restructuring fee recognized as an increase in convertible note principal	$-	$557,436
Extinguishment of convertible note	$-	$1,510,113
Non-convertible note issued to holder of extinguished convertible note	$-	$150,000
Restructuring fee recognized as an increase in bridge note principal	$-	$33,250
Loans payable for payments made by the counterparty directly to vendors in satisfaction of accounts payable	$-	$38,467
Warrants issued in connection with the private offering	$7,294,836	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

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

180 Life Corp. (“180”, f/k/a 180 Life Sciences Corp. and CannBioRx Life Sciences Corp.) is a wholly-owned subsidiary of the Company and was incorporated in the State of Delaware on January 28, 2019. The Company is located in the United States (“U.S.”) and is a medical pharmaceutical company focused upon unmet medical needs in the areas of inflammatory diseases, fibrosis, and chronic pain by employing innovative research and, where appropriate, combination therapies, through 180’s three wholly-owned subsidiaries, 180 Therapeutics L.P. (“180 LP”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), and Katexco Pharmaceuticals Corp. (“Katexco”). 180 LP, CBR Pharma and Katexco are together, the “180 Subsidiaries.” Katexco was incorporated on March 7, 2018 under the provisions of the British Corporation Act of British Columbia. Additionally, 180’s wholly-owned subsidiaries Katexco Callco, ULC, Katexco Purchaseco, ULC, CannBioRex Callco, ULC, and CannBioRex Purchaseco, ULC were formed in the Canadian Province of British Columbia on May 31, 2019 to facilitate the acquisition of Katexco, CBR Pharma and 180 LP. On July 1, 2021, the assets and liabilities of the Canadian companies (Katexco and CBR Pharma) were transferred to their respective subsidiaries, which are Katexco Pharmaceuticals Corp. (“Katexco U.S.”) and CannBioRex Pharma Limited (“CBR Pharma U.K.”).

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. For the nine months ended September 30, 2021, the Company incurred a net loss of $21,360,865 and used cash in operations of $14,343,898. As of September 30, 2021, the Company has an accumulated deficit of $69,718,503 and a working capital deficit of $10,591,080. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

A worsening of the levels of market disruption and volatility seen in the recent past as the result of the COVID-19 pandemic could have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of operations and financial condition. Management continues to monitor the developments and has taken active measures to protect the health of the Company’s employees, their families and the Company’s communities. The ultimate impact will depend heavily on the duration of the COVID-19 pandemic and public health responses, including seasonal outbreaks, the efficacy of vaccines, the effect of mutations of the virus on such efficacy, the availability of vaccines and boosters, and the willingness of individuals to receive such vaccines and boosters, as well as the substance and pace of macroeconomic recovery, all of which are uncertain and difficult to predict considering the continuing evolving landscape of the COVID-19 pandemic and the public health responses to contain it.

Management has evaluated, and will continue to evaluate, the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”). To date, only the follow-up time for patient data and the statistical analysis for the Phase 2b Dupuytren’s disease clinical trial has been delayed as a result of COVID-19, but such follow-up is now completed and the statistical analysis is underway. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 under Note 3 - Summary of Significant Accounting Policies, except as disclosed in this note.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. For additional information, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements of and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on July 9, 2021.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. The Company’s significant estimates and assumptions used in these financial statements include, but are not limited to, the fair value of financial instruments warrants, options and equity shares; the valuation of stock-based compensation; and the estimates and assumptions related to impairment analysis of goodwill and other intangible assets long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Canadian Dollar (“CAD”) (0.7867 and 0.7847 CAD to 1 US dollar each as of September 30, 2021 and December 31, 2020, respectively or British Pound (“GBP”) (1.3458 and 1.3649 GBP to 1 US dollar, each as of September 30, 2021 and December 31, 2020, respectively), while expense accounts are translated at the weighted average exchange rate for the period (0.7992 and 0.7391 CAD, to 1 US dollar and 1.3847 and 1.2708 GBP to 1 US dollar for each of the nine months ended September 30, 2021 and 2020, respectively, and 0.7941 and 0.7504 CAD to 1 US dollar and 1.3784 and 1.2914 GBP to 1 US dollar for each of the three months ended September 30, 2021 and 2020, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the nine months ended September 30, 2021 and 2020, the Company recorded other comprehensive income (loss) of $65,018 and ($562,626), respectively, as a result of foreign currency translation adjustments. During the three months ended September 30, 2021 and 2020, the Company recorded other comprehensive income (loss) of ($530,817) and $414,335, respectively, as a result of foreign currency translation adjustments.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($218,834) and ($200,264) of foreign currency transaction gains (losses) for the three and nine months ended September 30, 2021, respectively, and recognized $3,254 and $1,822 of foreign currency transaction gains (losses) for the three and nine months ended September 30, 2020, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, plus 1 share each of Class C and Class K Special Voting Shares (“Special Voting Shares”) exchangeable into an aggregate of 465,368 and 635,163 shares of 180LS common stock as of September 30, 2021 and 2020, respectively, without payment of additional consideration. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive.

The following table details the net income (loss) per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$18,296,856	$(829,418)	$(21,360,865)	$(2,943,294)
Less: decrease in fair value of dilutive warrants	10,487,783	-	-	-
Income (loss) available to common stockholders - diluted	$7,809,073	$(829,418)	$(21,360,865)	$(2,943,294)

Weighted average shares outstanding (denominator for basic earnings per share)	32,727,965	16,850,379	30,491,082	16,847,069

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	182,727	-	-	-
Assumed exercise of warrants, treasury stock method	798,892	-	-	-
Dilutive potential common shares	981,619	-	-	-

Weighted average shares and assumed potential common shares (denominator for diluted earnings per share, treasury method)	33,709,584	16,850,379	30,491,082	16,847,069

Basic earnings per share	$0.56	$(0.05)	$(0.70)	$(0.17)
Diluted earnings per share	$0.23	$(0.05)	$(0.70)	$(0.17)

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	2021	2020	2021	2020
Options	436,000	-	2,066,000	-
Warrants	8,526,250	-	11,153,908	-
Convertible debt(a)	-	586,833	-	586,833
Total potentially dilutive shares	8,962,250	586,833	13,219,908	586,833

a)	Represents shares issuable upon conversion of debt at various conversion prices, some of which were calculated using the fair value of the Company’s common stock at the respective balance sheet date.

Warrant, Option and Convertible Instrument Valuation

The Company has computed the fair value of warrants and options using a Black-Scholes model, while the embedded features associated with the convertible notes and convertible preferred stock issued were valued using the Monte-Carlo model. The expected term used for warrants, convertible notes and convertible preferred stock are the contractual life and the expected term used for options issued is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date but before these condensed consolidated financial statements were issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 12 - Subsequent Events.

Reclassification

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective for January 1, 2021 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Consulting fees	$627,020	$1,718,559
Professional fees	561,599	1,261,751
Litigation accrual (1)	450,000	-
Employee and director compensation	437,343	878,292
Research and development fees	106,891	17,817
Interest	22,538	184,576
Other	-	45,321
Travel expenses	-	4,600
	$2,205,391	$4,110,916

(1)	See Note 8 - Commitments and Contingencies, Potential Legal Matters.

As of September 30, 2021 and December 31, 2020, accrued expenses - related parties were $130,548 and $454,951, respectively. See Note 10 - Related Parties for details.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

NOTE 5 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities (except the Public SPAC warrants as defined below, which are Level 1 derivative liabilities) that are measured at fair value on a recurring basis:

	For the Nine Months Ended September 30, 2021
	Warrants
	Public	Private			Convertible
	SPAC	SPAC	PIPE	Other	Notes	Total
Balance as of January 1, 2021	$3,795,000	$256,275	$-	$165,895	$225,800	$4,442,970
Extinguishment of derivative liabilities in connection with conversion of debt [1]	-	-	-	-	(591,203)	(591,203)
Warrants issued in connection with the financing	-	-	7,294,836	-	-	7,294,836
Change in fair value of derivative liabilities	7,130,000	624,600	4,581,868	237,436	655,404	13,229,308
Balance as of March 31, 2021	10,925,000	880,875	11,876,704	403,331	290,001	24,375,911
Change in fair value of derivative liabilities	10,350,000	629,325	7,712,770	55,025	409,300	19,156,420
Balance as of June 30, 2021	21,275,000	1,510,200	19,589,474	458,356	699,301	43,532,331
Warrants issued relates to Alpha settlement [1]	-	-	-	95,677	-	95,677
Extinguishment of derivative liabilities in connection with the Alpha settlement [1]	-	-	-	-	(699,301)	(699,301)
Change in fair value of derivative liabilities	(10,695,000)	(831,825)	(10,232,374)	(284,192)	-	(22,043,391)
Balance as of September 30, 2021	$10,580,000	$678,375	$9,357,100	$269,841	$-	$20,885,316

[1]	See Note 7 - Convertible Notes Payable.

The fair value of the derivative liabilities as of September 30, 2021 were estimated using the Black Scholes option pricing model, with the following assumptions used:

September 30, 2021
Risk-free interest rate	0.53% - 0.85%
Expected term in years	2.84 - 4.40
Expected volatility	85% - 90%
Expected dividends	0%

SPAC Warrants

Public SPAC Warrants

Participants in KBL’s initial public offering received an aggregate of 11,500,000 Public SPAC Warrants (“Public SPAC Warrants”). Each Public SPAC Warrant entitles the holder to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share) until November 6, 2025, subject to adjustment. No fractional shares will be issued upon exercise of the Public SPAC Warrants. Management has determined that the Public SPAC Warrants contain a tender offer provision which could result in the Public SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature results in the Public SPAC Warrants being precluded from equity classification. Accordingly, the Public SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Public SPAC Warrants were revalued on September 30, 2021 at $10,580,000, which resulted in a $10,695,000 decrease and a $6,785,000 increase in the fair value of the derivative liabilities during the three and nine months ended September 30, 2021, respectively.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

Private SPAC Warrants

Participants in KBL’s initial private placement received an aggregate of 502,500 Private SPAC Warrants (“Private SPAC Warrants”). Each Private SPAC Warrant entitles the holder to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share) until November 6, 2025, subject to adjustment. No fractional shares will be issued upon exercise of the Private SPAC Warrants. Management has determined that the Private SPAC Warrants contain a tender offer provision which could result in the Private SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature (amongst others) results in the Private SPAC Warrants being precluded from equity classification. Accordingly, the Private SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Private SPAC Warrants were revalued on September 30, 2021 at $678,375, which resulted in a $831,825 decrease and a $422,100 increase in the fair value of the derivative liabilities during the three and nine months ended September 30, 2021, respectively.

PIPE Warrants

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 2,564,000 shares of common stock at an exercise price of $5.00 per share in connection with the private offering (see Note 9 – Stockholders’ Equity, Common Stock). The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the PIPE Warrants are liability-classified and the Company recorded the $7,294,836 fair value of the PIPE Warrants, which was determined using the Black-Scholes option pricing model, as derivative liabilities. The PIPE Warrants were revalued on September 30, 2021 at $9,357,100, which resulted in a $10,232,374 decrease and a $2,062,264 increase in the fair value of the derivative liabilities during the three and nine months ended September 30, 2021, respectively.

The following assumptions were used to value the PIPE Warrants at issuance:

February 23, 2021
Risk-free interest rate	0.59%
Expected term in years	5.00
Expected volatility	85%
Expected dividends	0%

Other Warrants

AGP Warrant

In connection with the closing of the Business Combination on November 6, 2020, the Company became obligated to assume five-year warrants for the purchase of 63,658 shares of the Company’s common stock at an exercise price of $5.28 per share (the “AGP Warrant Liability”) that had originally been issued by KBL to an investment banking firm in connection with a prior private placement.

On March 12, 2021, the Company issued a warrant to AGP (the “AGP Warrant”) to purchase up to an aggregate of 63,658 shares of the Company’s common stock at a purchase price of $5.28 per share, subject to adjustment, in full satisfaction of the AGP Warrant Liability. The exercise of the AGP Warrant is limited at any given time to prevent AGP from exceeding beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable at any time between May 2, 2021 and May 2, 2025. The newly issued AGP Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrant will continue to be liability-classified. The AGP Warrant was revalued on September 30, 2021 at $202,947, which resulted in a $255,409 decrease and a $37,052 increase in the fair value of the derivative liabilities during the three and nine months ended September 30, 2021, respectively.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

Alpha Warrant

In connection with the Alpha Settlement Agreement (see Note 7 – Convertible Notes Payable) that was agreed to on July 29, 2021 (signed on July 31, 2021), the Company issued a three-year warrant for the purchase of 25,000 shares of the Company’s common stock at an exercise price of $7.07 per share (the “Alpha Warrant Liability” and the “Alpha Warrant”). The exercise of shares of the Alpha Warrant is limited at any given time to prevent Alpha from exceeding a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable until August 2, 2024. The newly issued Alpha Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the Alpha Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the Alpha Warrant is liability-classified and the Company recorded the $95,677 fair value of the Alpha Warrant, which was determined using the Black-Scholes option pricing model, as a derivative liability. The Alpha Warrant was revalued on September 30, 2021 at $66,894, which resulted in a $28,783 decrease in the fair value of the derivative liabilities during the three and nine months ended September 30, 2021. The following assumptions were used to value the Alpha Warrant at issuance:

July 29, 2021
Risk-free interest rate	0.37%
Expected term in years	3.00
Expected volatility	85%
Expected dividends	0%

Convertible Notes

The convertible notes issued in 2020 had embedded features that were bifurcated and recorded as derivative liabilities. Between January 15, 2021 and February 5, 2021, the fair value of derivative liabilities extinguished in connection with the conversion of debt was estimated using the Monte-Carlo and Black Scholes option pricing models with the following assumptions used:

January 15, 2021 to
February 5, 2021
Risk-free interest rate	0.00% - 0.14%
Expected term in years	0.02 - 0.18
Expected volatility	120% - 161%
Expected dividends	0%

As of June 30, 2021, the Alpha Capital Note (see Note 7 – Convertible Notes Payable) that was the only convertible note with an outstanding balance and the full amount of the July 31, 2021 Alpha Settlement Agreement was accrued as of that date. As of July 31, 2021, the Company recorded the extinguishment of the Alpha Capital Note, the related derivative liabilities and the balance of the settlement accrual. See Note 7, Convertible Notes Payable for additional details.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

Warrant Activity

A summary of the warrant activity (including the August 2021 PIPE Warrants which are equity-classified; see Note 9, Stockholders’ Equity, Sale of Common Stock and Warrants in the August 2021 Offering) during the nine months ended September 30, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2020	6,001,250	11.50
Issued	5,152,658	6.23
Exercised	-	-
Cancelled	-	-
Expired	-	-
Outstanding, September 30, 2021	11,153,908	$9.06	4.3	$1,059,516

Exercisable, September 30, 2021	11,153,908	$9.06	4.3	$1,059,516

A summary of outstanding and exercisable warrants as of September 30, 2021 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$5.00	2,564,000	4.4	2,564,000
$5.28	63,658	3.6	63,658
$7.07	25,000	2.8	25,000
$7.50	2,500,000	4.9	2,500,000
$11.50	6,001,250	4.1	6,001,250
	11,153,908	4.3	11,153,908

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

NOTE 6 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the nine months ended September 30, 2021:

	Principal Balance at December 31, 2020	Forgiveness	Principal Repaid in Cash	Adjustment	Effect of Foreign Exchange Rates	Principal Balance at September 30, 2021
Kingsbrook	$150,000	$-	$(150,000)	$-	$-	$-
Paycheck Protection Program	53,051	(9,670)	-	(2,000)	-	41,381
Bounce Back Loan Scheme	68,245	-	(3,168)	-	(954)	64,123
First Assurance Funding	655,593	-	(585,031)	-	-	70,562
Other loans payable	155,320	-	-	-	-	155,320
Total loans payable	1,082,209	$(9,670)	$(738,199)	$(2,000)	$(954)	331,386
Less: loans payable - current portion	968,446					279,290
Loans payable - non-current portion	$113,763					$52,096

On March 3, 2021, the Company repaid the Kingsbrook Opportunities Master Fund LP (“Kingsbrook”) loans payable in cash for an aggregate of $166,313, which included the principal amount of $150,000 and accrued interest of $16,313.

During the nine months ended September 30, 2021, the Company paid an aggregate of $585,031 and $3,168 in partial satisfaction of the First Assurance Funding and the Bounce Back Loan Scheme, respectively.

On May 19, 2021, the Company applied for loan forgiveness for the amount of $51,051 in connection with amounts borrowed by Katexco under the Paycheck Protection Program. On August 5, 2021, the Company was notified that $9,670 was forgiven in connection with the PPP loan. The Company is in the process of filing an appeal for the remainder of the balance.

On September 30, 2021, the Company adjusted a portion of the PPP loan of $2,000 to other income since that was a grant that was given to 180LS by the government and it does not need to be repaid.

Loans Payable – Related Parties

The below table summarizes the activities of loans payable – related parties during the nine months ended September 30, 2021:

	Principal Balance at December 31, 2020	Principal Exchanged into Common Stock	Effect of Foreign Exchange Rates	Principal Balance at September 30, 2021
Loans payable issued between
September 18, 2019 through November 4, 2020	$513,082	$(433,374)	$1,536	$81,244

On February 10, 2021, the Company entered into amended loan agreements to modify the terms of certain loan agreements in the aggregate principal amount of $432,699, previously entered into with Sir Marc Feldmann and Dr. Lawrence Steinman, the Co-Executive Chairmen of the Board of Directors. The loan agreements were extended and modified to be paid back at the Company’s discretion, either by 1) repayment in cash, or 2) by converting the outstanding amounts into shares of common stock at the same price per share as the next financing transaction. Subsequently, on February 25, 2021, and effective as of the date of the original February 10, 2021 amendments, the Company determined that such amendments were entered into in error and each of Sir Feldmann and Dr. Steinman rescinded such February 10, 2021 amendments pursuant to their entry into Confirmations of Rescission acknowledgements. As such, the amendments to allow Sir Feldmann and Dr. Steinman the option to convert such loans into shares of common stock were never effective.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

On April 12, 2021, the Company entered into amended loan agreements with Sir Marc Feldmann and Dr. Lawrence Steinman, the Co-Executive Chairman of the Board of Directors, which extended the maturity date of all of their outstanding loan agreements to September 30, 2021.

Exchanges of Related Party Loans

On September 30, 2021, certain related party noteholders elected to exchange an aggregate principal of $433,374 and aggregate accrued interest of $61,530 into an aggregate of 82,484 shares of the Company’s common stock at a price of $6.00 per share, pursuant to the terms of the agreement. (see Note 9 - Stockholders’ Equity, Exchanges of Related Party Loans and Convertible Notes)

Interest Expense on Loans Payable

During the three months ended September 30, 2021 and 2020, the Company recognized interest expense associated with loans payable of $2,315 and $5,724, respectively, and interest expense associated with loans payable – related parties of $10,566 and $9,402, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized interest expense associated with loans payable of $20,498 and $40,583, respectively, and recognized interest expense associated with loans payable – related parties of $30,898 and $24,193, respectively.

As of September 30, 2021, the Company had accrued interest and accrued interest — related parties associated with loans payable of $22,453 and $10,719, respectively. As of December 31, 2020, the Company had accrued interest and accrued interest — related parties associated with loans of $24,824 and $37,539, respectively. See Note 10 - Related Parties for additional details.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The table below summarizes the activity of convertible notes payable during the nine months ended September 30, 2021:

	Principal Balance
	December 31,	Converted to		September 30,
	2020	Equity	Extinguished	2021

Dominion	$833,334	$(833,334)	$-	$-
Kingsbrook	101,000	(101,000)	-	-
Alpha	616,111	(300,000)	(316,111)	-
Sub-Total	1,550,445	(1,234,334)	(316,111)	-
Bridge Notes	365,750	(365,750)	-	-
Total	$1,916,195	$(1,600,084)	$(316,111)	$-

Dominion, Kingsbrook and Alpha – Conversions (“KBL Debt”)

During the nine months ended September 30, 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,334 and an aggregate accrued interest balance of $105,850 into an aggregate of 467,123 shares of the Company’s common stock at conversion prices ranging from $2.45-$3.29 per share. The shares issued upon the conversion of the convertible promissory notes had a fair value at issuance of $1,941,125. In connection with the conversion of the convertible notes payable, derivative liabilities in the amount of $591,203 related to the bifurcated embedded conversion feature of such notes were extinguished. The Company recorded a loss on extinguishment of convertible notes payable of $9,737 during the nine months ended September 30, 2021 as a result of the conversion of debt and the extinguishment of the related derivative liabilities (also see Note 5 - Derivative Liabilities).

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

Bridge Notes – Conversions (“180 Debt”)

During the nine months ended September 30, 2021, certain noteholders elected to exchange bridge notes with an aggregate principal balance of $365,750 and an aggregate accrued interest balance of $66,633 into an aggregate of 158,383 shares of the Company’s common stock at a conversion price of $2.73 per share.

Alpha – Extinguishment

On February 3, 2021, an event of default was triggered under a convertible note held by Alpha Capital Anstalt (“Alpha” and the “Alpha Capital Note”), which resulted in an increase in the fair value of the bifurcated derivative liability (the default provision) associated with the remaining principal of the Alpha Capital Note.

On July 29, 2021, the Company reached a settlement agreement with Alpha (the “Alpha Settlement Agreement”), which was signed on July 31, 2021, which provided for Alpha to convert the remaining principal and accrued interest associated with the convertible note in exchange for 150,000 shares of the Company’s common stock plus a three-year warrant to purchase 25,000 additional shares of the Company’s common stock at an exercise price of $7.07 per share. The Company determined that the shares and warrants had an aggregate value of $1,156,177 as of July 29, 2021, which exceeded the aggregate $1,109,008 carrying value of the combined principal, accrued interest and derivative liability associated with the Alpha Capital Note as of July 29, 2021. Because the settlement amount provides additional information about a situation that existed as of July 29, 2021, the Company recorded an accrual as of June 30, 2021 for the $47,169 difference between the value of the securities offered in settlement and the carrying value of the liabilities, which was reflected within (loss) gain on settlement of liabilities in the accompanying condensed consolidated statements of operations. On July 29, 2021, the $1,156,177 aggregate carrying value of the principal, accrued interest, derivative liability and settlement accrual associated with the Alpha Capital Note were extinguished while the $1,060,500 fair value of the common stock was recorded within equity and the $95,677 fair value of the Alpha Warrant was recorded as a derivative liability (see Note 5, Derivative Liabilities for additional information).

Convertible Notes – Related Parties

During the nine months ended September 30, 2021, the Company repaid a certain related party convertible note payable in cash for the principal amount of $10,000 and $1,873 of accrued interest. See Note 10, Related Parties for additional information.

On September 30, 2021, the $260,000 remaining principal balance of convertible notes payable owed to a related party, plus $96,208 of related accrued interest, was converted into 59,368 shares of the Company’s common stock, pursuant to a debt conversion agreement dated September 30, 2021.

Interest on Convertible Notes

During the three months ended September 30, 2021 and 2020, the Company recognized interest expense associated with convertible notes payable of $628 and $69,674, respectively, and recognized interest expense associated with convertible notes payable – related parties of $3,633 and $11,915, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized interest expense associated with convertible notes payable of $109,767 and $340,759, respectively, and recognized interest expense associated with convertible notes payable – related parties of $11,380 and $38,794, respectively.

As of September 30, 2021 and December 31, 2020, accrued interest related to convertible notes payable was $0 and $182,181, respectively, and accrued interest expense - related parties related to convertible notes payable - related parties was $0 and $124,833, respectively, which is included in accrued expenses and accrued expenses - related parties, respectively, on the accompanying condensed consolidated balance sheets.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2020. See Potential Legal Matters – Action Against Former Executives of KBL and Cantor Fitzgerald & Co. Breach of Contract below for information related to a September 30, 2021 accrual.

Potential Legal Matters

Action Against Former Executives of KBL

The Company has initiated legal action against former executives of KBL for non-disclosure in the original KBL June 30, 2020 and September 30, 2020 Quarterly Reports on Form 10-Q of the matters disclosed in Note 14 (as restated) of the Company’s September 30, 2020 financial statements in the Company’s amended Quarterly Report on Form 10-Q filed on February 5, 2021. The Company is seeking damages resulting from unauthorized monetary transfers by the former CEO of KBL, Dr. Marlene Krauss (“Dr. Krauss”), discrepancies in the financial statements of KBL, and inappropriate redemption of the shares associated with KBL. There can be no assurance that the Company will be successful in its legal actions. As of September 30, 2021, the Company recorded a settlement accrual of $250,000 to cover the legal expenses of the former executives of KBL.

On October 5, 2021, Dr. Krauss and her affiliate companies filed an Answer, Counterclaims and Third-Party Complaint against the Company and twelve current or former directors and/or officers of the Company, alleging that the Company and the Third-Party Defendants breached fiduciary duties to Dr. Krauss, and that the Company breached contracts between the Company and Dr. Krauss. On October 27, 2021, the Company and one of its executives filed an Answer to the Krauss Claims, and the other Third-Party Defendants filed a motion to dismiss as to the Third-Party Complaint, for which a hearing has not yet been set. The Company and the Third-Party Defendants will vigorously defend against all of Dr. Krauss' claims, however, there can be no assurance that they will be successful in the legal defense of such claims.

Action Against the Company by Dr. Krauss

Dr. Krauss initiated legal action against the Company on August 19, 2021, alleging that the Company is obligated to advance expenses including, attorney's fees, to Dr. Krauss for the costs of defending against, inter alia: (a) Third-Party Complaint in the Tyche action referenced below, and (b) the Company’s Complaint against Dr. Krauss as referenced above. On September 23, 2021, the Company filed its Answer and denied each of such claims, as well as raising numerous affirmative defenses. The Company will vigorously defend against all of Dr. Krauss' claims, however, there can be no assurance that the Company will be successful in its legal defense of this action.

Action Against Tyche Capital LLC

The Company initiated legal action against Tyche Capital LLC (“Tyche”) on April 15, 2021, for breaching its obligations under a Term Sheet entered into between KBL, KBL IV Sponsor, LLC, 180 and Tyche on April 10, 2019 and for breaching its obligations under the Guarantee and Commitment Agreement entered into between KBL and Tyche on July 25, 2019 (the "Guarantee"). The Company is seeking damages to bring the net tangible asset balance of KBL as of November 6, 2020, the closing date of the Business Combination, to $5,000,001. There can be no assurance that the Company will be successful in its legal action. On May 17, 2021, Tyche filed a counterclaim against the Company alleging that it was the Company, rather than Tyche, that had breached the Guarantee, and also filed a Third-Party Complaint against six third-party defendants, including three members of the Company’s management, Sir Marc Feldman, Dr. James Woody, and Ozan Pamir, claiming that they allegedly breached fiduciary duties to Tyche with regards to the Guarantee and seeking compensatory damages. The Company denies all of such claims, as do the three individual members of the Company’s management, and will vigorously defend against all of Tyche’s claims. The Company has brought a motion to dismiss the three individual defendants and a hearing has been set on such motion for February 14, 2022. The Company and the Third-Party Defendants will vigorously defend against all of Tyche’s' claims, however, there can be no assurance that they will be successful in the legal defense of such claims.

Cantor Fitzgerald & Co. Breach of Contract

Cantor Fitzgerald & Co. ("Cantor") initiated legal action against the Company on April 22, 2021 in the Supreme Court of the State of New York, County of New York (Index No. 652709/2021), alleging causes of action against the Company relating to the claimed breach of a fee agreement between the parties which required the Company to pay Cantor a transaction fee in cash in the event the Company completed a business transaction, as well as the alleged breach of a settlement agreement subsequently entered into with Cantor, both described below. The fee agreement was entered into on February 27, 2018, and provided that Cantor would receive a transaction fee in cash arising out of any contemplated business combination by the Company. On July 25, 2019, KBL entered into the Business Combination Agreement whereby Cantor became entitled to a transaction fee of $1,500,000 (the “Transaction Fee”). On November 6, 2020, the Company and Cantor entered into a settlement agreement (the “Settlement Agreement”) whereby Cantor agreed to release the Company from the obligation to pay the Transaction Fee in cash and to instead accept 150,000 fully paid shares of the Company’s common stock, but only if the Company would take all necessary action to permit the sale of the shares by filing with the Securities and Exchange Commission (the “SEC”) a shelf registration statement within 30 days following the closing of the merger. On November 6, 2020, the Company closed the merger but did not file a registration statement with the SEC within 30 days of the November 6, 2020 closing, due to the need to restate the previously filed KBL financial statements. Although the Company was served with the complaint in the action, it did not respond pursuant to an extension that was granted to file a response. The Company subsequently settled this matter in full after September 30, 2021 (See Note 12, Subsequent Events, Cantor Fitzgerald & Co. Litigation Settlement for an update on this legal matter).

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

Operating Leases

The Company leased office space in London, UK, through an operating lease agreement, which was terminated pursuant to the terms of the lease in August 2020. Total operating lease expenses were $16,203 and $38,452 for the three and nine months ended September 30, 2020, respectively. The expense is recorded in general and administrative expenses on the condensed consolidated statements of operations.

Consulting Agreement

Related Party Consulting Agreement

On February 22, 2021, the Company entered into a consultancy agreement (as amended, the “Consulting Agreement”) with a related party, Prof. Jagdeep Nanchahal (the “Consultant”). The Consulting Agreement was effective December 1, 2020.

Pursuant to the Consulting Agreement, the Company agreed to pay the Consultant 15,000 British Pounds (GBP) per month (approximately $20,800) during the term of the agreement, increasing to 23,000 GBP per month (approximately $32,000) on the date (a) of publication of the data from the phase 2b clinical trial for Dupuytren’s disease (RIDD) and (b) the date that the Company has successfully raised over $15 million in capital. The Company also agreed to pay the Consultant the following bonus amounts:

●	The sum of £100,000 (approximately $138,000) upon submission of the Dupuytren’s disease clinical trial data for publication in a peer-reviewed journal (“Bonus 1”);

●	The sum of £434,673 GBP (approximately $605,000) (“Bonus 2”), which is earned and payable upon the Company raising a minimum of $15 million in additional funding, through the sale of debt or equity, after December 1, 2020 (the “Vesting Date”). Bonus 2 is payable within 30 days of the Vesting Date and shall not be accrued, due or payable prior to the Vesting Date. Bonus 2 is payable, at the election of the Consultant, at least 50% (fifty percent) in shares of the Company’s common stock, at the lower of (i) $3.00 per share, or (ii) the trading price on the date of the grant, with the remainder paid in GBP;

●	The sum of £5,000 (approximately $7,000) on enrollment of the first patient to the phase 2 frozen shoulder trial (“Bonus 3”); and

●	The sum of £5,000 (approximately $7,000) for enrollment of the first patient to the phase 2 delirium/POCD trial (“Bonus 4”).

The Consulting Agreement has an initial term of three years, and renews thereafter for additional three-year terms, until terminated as provided in the agreement. The Consulting Agreement can be terminated by either party with 12 months prior written notice (provided the Company’s right to terminate the agreement may only be exercised if the Consultant fails to perform his required duties under the Consulting Agreement), or by the Company immediately under certain conditions specified in the Consulting Agreement if (a) the Consultant fails or neglects efficiently and diligently to perform the services required thereunder or is guilty of any breach of its or his obligations under the agreement (including any consent granted under it); (b) the Consultant is guilty of any fraud or dishonesty or acts in a manner (whether in the performance of the services or otherwise) which, in the reasonable opinion of the Company, has brought or is likely to bring the Consultant, the Company or any of its affiliates into disrepute or is convicted of an arrestable offence (other than a road traffic offence for which a non-custodial penalty is imposed); or (c) the Consultant becomes bankrupt or makes any arrangement or composition with his creditors. If the Consulting Agreement is terminated by the Company for any reason other than cause, the Consultant is entitled to a lump sum payment of 12 months of his fee as of the date of termination.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

Effective March 30, 2021, in satisfaction of amounts owed to the Consultant for 50% of Bonus 2, the Company issued 100,699 shares of the Company’s common stock to the Consultant. Additionally, on April 15, 2021, in satisfaction of amounts owed to the Consultant for an additional 19% of Bonus 2, the Company issued 37,715 of the Company’s common stock to the Consultant.

Effective August 27, 2021, in satisfaction of amounts owed to the Consultant for the remainder of Bonus 2, the Company issued 61,535 shares of the Company’s common stock to the Consultant since the Company raised $15 million in a financing transaction, as per the agreement. All issuances were made under the Company’s 2020 Omnibus Incentive Plan. See Note 9 – Stockholders’ Equity, Common Stock.

Larsen Consulting Agreement

On April 29, 2021, the Company entered into a consulting agreement with Glenn Larsen, the former Chief Executive Officer of 180 LP, to act in the capacity as negotiator for the licensing of four patents. In consideration for services provided, the Company agreed to compensate Mr. Larsen with $50,000 of its restricted common stock (valued based on the closing sales price of the Company’s common stock on the date the Board of Directors approved the agreement, which shares have not been issued to date). The fully vested shares will be issued to Mr. Larsen pursuant to the 2020 Omnibus Incentive Plan, upon the Company entering into a licensing transaction with the assistance of Mr. Larsen. On November 2, 2021, the Company and Oxford University entered into a license agreement and therefore the shares are now due to Mr. Larsen (see Note 12 – Subsequent Events, New License Technology Agreement with Oxford University).

University of Oxford Agreement

On May 24, 2021, the Company entered into a research agreement with the University of Oxford (“Oxford” and the “Fifth Oxford Agreement”), pursuant to which the Company will sponsor work at the University of Oxford to conduct a multi-center, randomized, double blind, parallel group, feasibility study of anti-TNF injection for the treatment of adults with frozen shoulder during the pain-predominant phase. As consideration, the Company agreed to make the following payments to Oxford:

Amount Due
Milestone	(excluding VAT)

Upon signing of the Fifth Oxford Agreement	£70,546

6 months post signing of the Fifth Oxford Agreement	£70,546

12 months post signing of the Fifth Oxford Agreement	£70,546

24 months post signing of the Fifth Oxford Agreement	£70,546

The Company paid the first milestone of $97,900 (£70,546) on September 3, 2021, which was due upon signing of the Fifth Oxford Agreement, which was recorded to prepaid expenses and will be amortized over the term of the agreement on a straight-line basis. During the three and nine months ended September 30, 2021, the Company recorded $48,949 and $65,266, respectively, of research and development expenses. As of September 30, 2021, the Company has a prepaid balance of $31,647 related to the Fifth Oxford Agreement.

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

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

The CEO is also eligible to receive an annual bonus, with a target bonus equal to 45% of his then-current base salary, based upon the Company’s achievement of performance and management objectives as set and approved by the Board of Directors and/or Compensation Committee in consultation with the CEO. At the CEO’s option, the annual bonus can be paid in cash or the equivalent value of the Company’s common stock or a combination. The Board of Directors, as recommended by the Compensation Committee, may also award the CEO bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion. Under the A&R Agreement, the CEO is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time. As of September 30, 2021, the Company recorded $151,875 of accrued bonus payable to the CEO.

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

Employment Agreement of Chief Financial Officer

On February 25, 2021, the Company entered into an Employment Agreement (the “CFO Agreement”) dated February 24, 2021, and effective November 6, 2020, with the Company’s Interim Chief Financial Officer, Ozan Pamir. Pursuant to the agreement, the CFO agreed to serve as the Interim Chief Financial Officer (“CFO”) of the Company for an initial salary of $300,000 per year, subject to increase to a mutually determined amount upon the closing of a new financing as well as annual increases.

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

Under the agreement, the CFO is eligible to receive an annual bonus, in a targeted amount of 30% of his then salary, based upon the Company’s achievement of performance and management objectives as set and approved by the CEO, in consultation with the CFO. The bonus amount is subject to adjustment. The Board of Directors, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee), may also award the CFO bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion. Under the CFO Agreement, the CFO is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time. As of September 30, 2021, the Company recorded $67,500 of accrued bonus payable to the CFO.

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

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

Sale of Common Stock and Warrants in the February 2021 Private Offering

On February 19, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company agreed to sell an aggregate of 2,564,000 shares of common stock (the “PIPE Shares”) and warrants to purchase up to an aggregate of 2,564,000 shares of common stock (the “PIPE Warrants”), at a combined purchase price of $4.55 per share and PIPE Warrant (the “Offering”). Aggregate gross proceeds from the offering were approximately $11.7 million. Net proceeds to the Company from the offering, after deducting the placement agent fees and estimated offering expenses payable by the Company, were approximately $10.7 million.

The PIPE Warrants have an exercise price equal to $5.00 per share, were immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. However, the exercise price of the PIPE Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The PIPE Warrants are exercisable for 5 years following the closing date. The PIPE Warrants are subject to a provision prohibiting the exercise of such PIPE Warrants to the extent that, after giving effect to such exercise, the holder of such PIPE Warrant (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased to 9.99% on a holder by holder basis, with 61 days prior written consent of the applicable holder). The PIPE Warrants were determined to be liability-classified (see Note 5, Derivative Liabilities, PIPE Warrants). Of the $968,930 of placement agent fees and offering expenses, $364,812 was allocated to the PIPE Shares and $604,118 was allocated to the PIPE Warrant. Because the PIPE Warrants are liability classified, the $604,118 allocated to the warrants was immediately expensed.

In connection with the offering, the Company also entered into a Registration Rights Agreement, dated as of February 23, 2021, with the Purchasers (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC on or prior to April 24, 2021 to register the resale of the PIPE Shares and the shares of common stock issuable upon exercise of the PIPE Warrants (the “PIPE Warrant Shares”), and to cause such registration statement to be declared effective on or prior to June 23, 2021 (or, in the event of a “full review” by the SEC, August 22, 2021). The Company was in default of the terms of the Registration Rights Agreement as the registration statement to register the PIPE Shares and PIPE Warrant Shares was not filed by April 24, 2021; provided that such registration statement has been filed. As a result of this default, the Company was required to pay damages to the Purchasers in the aggregate amount of $174,993 each month, up to a maximum of $583,310. The Company incurred $524,979 of damages during the nine months ended September 30, 2021, which amount was paid, and as a result the Company is no longer in default.

Common Stock Issued for Settlement of Liabilities

On April 23, 2021, the Company settled the amounts due pursuant to a certain finder agreement entered into with EarlyBird Capital, Inc. (“EarlyBird”) on October 17, 2017 (the “Finder Agreement”). The Company’s Board of Directors determined it was in the best interests to settle all claims which had been made or could be made with respect to the Finder Agreement and entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid EarlyBird a cash payment of $275,000 and issued Early Bird 225,000 shares of the Company’s restricted common stock with a grant date value of $1,973,250, in full satisfaction of accounts payable in the amount of $1,750,000. The Company recorded a loss of $223,250 in connection with the Settlement Agreement, which is included in (loss) gain on settlement of liabilities in the accompanying condensed consolidated statements of operations.

Sale of Common Stock and Warrants in the August 2021 Offering

On August 23, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 2,500,000 shares of common stock and warrants to purchase up to an aggregate of 2,500,000 shares of common stock (the “August 2021 PIPE Warrants”), at a combined purchase price of $6.00 per share and August 2021 PIPE Warrant (the “August 2021 Offering”). Aggregate gross proceeds from the August 2021 Offering were approximately $15,000,000. Net proceeds to the Company from the August 2021 Offering, after deducting the placement agent fees and estimated offering expenses payable by the Company, were approximately $13.9 million.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

The August 2021 PIPE Warrants have an exercise price equal to $7.50 per share, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. However, the exercise price of the August 2021 PIPE Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2021 PIPE Warrants are exercisable for 5 years following the closing date. The August 2021 PIPE Warrants are subject to a provision prohibiting the exercise of such August 2021 PIPE Warrants to the extent that, after giving effect to such exercise, the holder of such August 2021 PIPE Warrant (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased to 9.99% on a holder by holder basis, with 61 days prior written consent of the applicable holder). Although the PIPE Warrants have a tender offer provision, the August 2021 PIPE Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the August 2021 PIPE Warrants are equity-classified, the $1,120,000 of placement agent fees and offering expenses were fully accounted for as a reduction of additional paid in capital.

In connection with the August 2021 Offering, the Company also entered into a Registration Rights Agreement, dated as of August 23, 2021, with the purchasers (the “August 2021 Registration Rights Agreement”). Pursuant to the August 2021 Registration Rights Agreement, the Company agreed to file a registration statement with the SEC on or prior to September 12, 2021 to register the resale of the shares and the shares of common stock issuable upon exercise of the August 2021 PIPE Warrants (the “Warrant Shares”) sold in the August 2021 Offering, and to cause such registration statement to be declared effective on or prior to October 22, 2021 (or, in the event of a “full review” by the SEC, November 21, 2021). The registration statement was filed on August 31, 2021 and the SEC declared it effective on September 9, 2021, prior to the deadline set forth in the August 2021 Registration Rights Agreement.

Common Stock Issued for Services

During the three and nine months ended September 30, 2021, the Company issued an aggregate 71,289 and 306,594, respectively, of immediately vested shares of the Company’s common stock, respectively, as compensation to consultants, directors, and officers, with an aggregate issuance date fair value of $431,996 and $2,099,581, respectively, which was charged immediately to the condensed consolidated statement of operations for the three and nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company issued 24,685 shares of common stock that were not part of the Omnibus Incentive Plan.

Special Voting Shares

The Special Voting Shares were issued to the former shareholders of CBR Pharma and Katexco in connection with the reorganization of 180 prior to the Business Combination. The Special Voting Shares are exchangeable by the holder for shares of the Company’s common stock and vote together as a single class with the Company’s common stockholders. Special Voting Shares are not entitled to receive any dividend of distributions.

During the nine months ended September 30, 2021, the Company issued 1,004,049 shares of its common stock upon the exchange of common stock equivalents.

The following table summarizes the Special Voting Shares activity during the nine months ended September 30, 2021:

Balance, January 1, 2021	1,469,417
Shares issued	-
Shares exchanged	(1,004,049)
Balance, September 30, 2021	465,368

Convertible Note Conversions

During the nine months ended September 30, 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,334 and an aggregate accrued interest balance of $105,850 into an aggregate of 467,123 shares of the Company’s common stock at conversion prices ranging from $2.45-$3.29 per share, pursuant to the terms of such notes. (see Note 7 - Convertible Notes Payable).

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

During the nine months ended September 30, 2021, the Company issued 150,000 shares of common stock and warrants to purchase 25,000 shares in connection with a settlement entered into with Alpha Capital. (see Note 7, Convertible Notes Payable).

Bridge Note Conversions

During the nine months ended September 30, 2021, certain noteholders elected to convert bridge notes with an aggregate principal balance of $365,750 and an aggregate accrued interest balance of $66,633 into an aggregate of 158,383 shares of the Company’s common stock at a conversion price of $2.73 per share, pursuant to the terms of such notes. (see Note 7, Convertible Notes Payable).

Exchanges of Related Party Loans and Convertible Notes

On September 30, 2021, Dr. Lawrence Steinman and Sir Marc Feldmann, Ph.D., each of whom serve as Co-Executive Chairmen of the Company’s Board of Directors, agreed with the Company to convert amounts owed under outstanding loans with an aggregate principal balance of $693,371 and an aggregate accrued interest balance of $157,741 into an aggregate of 141,852 shares of the Company’s common stock at the conversion price of $6.00 per share, pursuant to the terms of the agreement, which conversion rate was above the closing consolidated bid price of the Company’s common stock on the date the binding agreement was entered into. (See Note 6, Loans Payable and Note 7, Convertible Notes Payable for more information.)

Stock Options

A summary of the option activity during the nine months ended September 30, 2021 is present below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2021	50,000	2.49
Granted	2,016,000	5.11
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, September 30, 2021	2,066,000	5.04	9.50	$1,694,400

Exercisable, September 30, 2021	617,444	4.40	9.23	$660,042

A summary of outstanding and exercisable stock options as of September 30, 2021 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$2.49	50,000	9.2	37,500
$4.43	1,580,000	9.4	561,778
$7.56	436,000	9.8	18,167
	2,066,000	9.5	617,444

On February 26, 2021, the Company issued ten-year options to purchase an aggregate of 1,580,000 shares of the Company’s common stock to two officers of the Company, pursuant to the 2020 Omnibus Incentive Plan. The options have an exercise price of $4.43 per share and vest at the rate of 20% on the date of grant and the remaining 80% on a monthly basis thereafter over the following 36 months. The options had a grant date fair value of $5,280,632, which will be recognized over the vesting term.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

On August 4, 2021, the Company granted ten-year options for the purchase of an aggregate of 436,000 shares of common stock at an exercise price of $7.56 per share, to six independent directors of the Company, pursuant to the 2020 Omnibus Incentive Plan. The options had an aggregate grant date value of $2,181,219, and vest monthly over four years.

The assumptions used in the Black-Scholes valuation method were as follows:

Risk free interest rate	0.75% - 0.96%
Expected term (years)	5.27 - 6.02
Expected volatility	84% - 100%
Expected dividends	0%

The Company recognized stock-based compensation expense of $434,979 and $1,871,473 for the three and nine months ended September 30, 2021, respectively, related to the amortization of stock options. The expense is included within general and administrative expenses or research and development expenses on the condensed consolidated statements of operations. There was no stock option amortization expense for the three and nine months ended September 30, 2020. As of September 30, 2021, there was $5,206,048 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.98 years.

NOTE 10 - RELATED PARTIES

Due from Related Parties

Due from related parties of $300,000 as of December 31, 2020 consisted of a receivable due from a research and development company that has shared officers and directors. Management now believes that the receivable is not collectible, and the receivable is fully reserved as of September 30, 2021.

Accounts Payable - Related Parties

Accounts payable - related parties was $4,447 as of September 30, 2021 and represents amounts due for consulting services provided by a director of the Company. Accounts payable - related parties was $215,495 as of December 31, 2020 and consists of $196,377 for professional services provided by the Company’s directors and $19,118 for accounting fees for services provided by a former director and his company.

Accrued Expenses - Related Parties

Accrued expenses - related parties was $130,548 as of September 30, 2021 and consists of $10,343 of interest accrued on loans and convertible notes due to certain officers and directors of the Company and $120,205 of accrued professional fees for services provided by certain directors of the Company. Accrued expenses - related parties of $454,951 as of December 31, 2020, consists of $124,833 of interest accrued on loans and convertible notes due to certain officers and directors of the Company and $330,118 of accrued professional fees for services provided by certain directors of the Company.

Loans Payable - Related Parties

Loans payable - related parties consists of $81,244 and $513,082 as of September 30, 2021 and December 31, 2020, respectively. See Note 6, Loans Payable for more information.

Convertible Notes Payable - Related Parties

Convertible notes payable - related parties of $0 as of September 30, 2021 and $270,000 as of December 31, 2020 represents the principal balance of convertible notes owed to certain officers and directors of the Company. See Note 7, Convertible Notes Payable for more information.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $298,879 and $112,652 during the three months ended September 30, 2021 and 2020, respectively, and $1,287,583 and $223,321 during the nine months ended September 30, 2021 and 2020, respectively, is related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative Expenses – Related Parties during the three months ended September 30, 2021 and 2020, were $82,519 and $25,078, respectively. Of the expenses incurred through the three months ended September 30, 2021 approximately $38,600 represents bad debt expenses incurred in connection with a receivable from a related party and approximately $45,400 relates to professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof. Of the expenses incurred through the three months ended September 30, 2020 approximately 25,000 relates to professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

General and Administrative Expenses – Related Parties during the nine months ended September 30, 2021 and 2020, were $462,081 and $85,052, respectively. Of the expenses incurred through the nine months ended September 30, 2021 approximately $338,000 represents bad debt expense incurred in connection with a receivable from related parties, and approximately $123,499 represents professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof. Of the expenses incurred through the nine months ended September 30, 2020, $85,052 represents services for professional and consulting fees earned by current or former officers, directors or greater than 10% investors of the Company, or affiliates thereof.

Other Income - Related Parties

During the nine months ended September 30, 2020, the Company recorded $240,000 of other income related to a one-year research and development agreement with a company who shares common officers and directors with the Company. There was no other income - related parties recorded during the three and nine months ended September 30, 2021 or the three months ended September 30, 2020.

Interest Expense - Related Parties

During the three months ended September 30, 2021 and 2020, the Company recorded $14,201 and $23,088, respectively, of interest expense - related parties, of which $3,633 and $11,915, respectively, related to interest on certain convertible notes held by officers and directors of the Company and $10,567 and $9,402, respectively, related to interest expense on loans from officers, directors and a greater than 10% investor of the Company.

During the nine months ended September 30, 2021 and 2020, the Company recorded $42,279 and $64,758, respectively, of interest expense - related parties, of which $11,380 and $40,565, respectively related to interest on certain convertible notes held by officers and directors of the Company and $30,899 and $24,193, respectively related to interest expense on loans from officers, directors and a greater than 10% investor of the Company.

NOTE 11 – CORRECTION OF AN ERROR

In finalizing the financial reporting close process for the three months ended June 30, 2021, the Company discovered an error resulting in the understatement in the amount of $363,523 of stock-based compensation in connection with shares issued for services during the three months ended March 31, 2021. The Company recorded $363,523 of stock-based compensation during the three months ended June 30, 2021 in order to correct the error. Accordingly, this adjustment represents a timing error, such that the expense for the six-month period has been reported correctly and no other periods are impacted by this error.  In evaluating and determining the appropriateness of applying the SEC’s Staff Accounting Bulletin (“SAB”) No. 108 to this error, the Company considered materiality both quantitatively and qualitatively as prescribed by SAB 99, and concluded that the error was not qualitatively or quantitatively material to the financial statements taken as whole. SAB 108 does not require restatement of previously filed financial statements for corrections of immaterial errors. During the three months ended September 30, 2021, there has been no change or modification related to the correction of an error.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

(unaudited)

NOTE 12 - SUBSEQUENT EVENTS

Common Stock

Subsequent to September 30, 2021, the Company issued 451,986 shares of its common stock upon the exchange of common stock equivalents.

Cantor Fitzgerald & Co. Litigation Settlement

On October 12, 2021, the Company and Cantor entered into a settlement agreement, whereby the Company agreed to pay to Cantor $200,000 in return for dismissal of its case against the Company. The Company sent the funds to Cantor on October 13, 2021. As of September 30, 2021, the Company recorded an accrual for the settlement amount as per the agreement.

On October 21, 2021, the Company received a notice of discontinuance and as a result, the matter between the Company and Cantor is settled and closed. See Note 8, Commitments and Contingencies, Potential Legal Matters for more details (see Note 8 – Commitments and Contingencies, Cantor Fitzgerald & Co. Breach of Contract for more details).

Employment Agreement of Chief Operating Officer/Chief Business Officer

On October 29, 2021, the Company entered into an Employment Agreement (the “COO/CBO Agreement”) dated October 27, 2021, and effective November 1, 2021, with Quan Vu. Pursuant to the agreement, Mr. Vu agreed to serve as the Chief Operating Officer/Chief Business Officer (“COO/CBO”) of the Company for an initial salary of $390,000 per year, subject to a $10,000 increase upon completion of a $50 Million financing and a yearly increase of five percent (5%) on each start-day anniversary.

As additional consideration for the COO/CBO agreeing to enter into the agreement, the Company awarded him options to purchase 275,000 shares of the Company’s common stock, which have a term of 10 years, and an exercise price equal to the Fair Market Value of the Company’s common stock on the date of grant which is still to be determined. The options are subject to the Company’s 2020 Omnibus Incentive Plan and vest ratably on a monthly basis over the following 48 months on the last day of each calendar month; provided, however, that such options vest immediately upon the COO/CBO death or disability, termination without cause or a termination by the COO/CBO for good reason (as defined in the agreement), a change in control of the Company or upon a sale of the Company.

Under the agreement, the COO/CBO is eligible to receive an annual bonus, in a targeted amount of 50% of his then salary, based upon the Company’s achievement of performance and management objectives as set and approved by the CEO, in consultation with the CFO. The annual bonus shall be paid on or before March 31 of the year following the year in which the bonus is earned. At the choice of the Executive, the annual bonus can be paid in cash or the equivalent value of the Company’s common stock or a combination of both. For calendar 2021, such Bonus payment, if any, will be prorated for the approximately 2 months after the Start Date. The CEO, as approved by the Compensation Committee, may also award the Executive a bonus from time to time (in stock, options, cash, or other forms of consideration) in his discretion.

The agreement can be terminated any time by the Company with or without cause with 30 days prior written notice and may be terminated by the COO/CBO at any time with 30 days prior written notice. The agreement may also be terminated by the Company with ten days’ notice in the event the agreement is terminated for cause under certain circumstances. Upon the termination of the COO/CBO’s agreement by the Company without cause or by the COO/CBO for good reason, the Company agreed to pay him twelve months of severance pay, except if Executive separates from the Company prior to a one year anniversary.

The agreement contains standard and customary invention assignment, indemnification, confidentiality and non-solicitation provisions, which remain in effect for a period of 24 months following the termination of his agreement.

New License Technology Agreement with Oxford University

On November 2, 2021, the Company and Oxford University entered into a twenty-year licensed technology agreement of the HMGB1 molecule, which is related to tissue regeneration, whereby Oxford University agreed to license the technology to the Company for research, development and use of the licensed patents. The Company agreed to pay Oxford University for past patent costs $66,223 (£49,207), an initial License fee of $13,458 (£10,000), future royalties based on sales and milestones, and an annual maintenance fee of $4,037 (£3,000). The Company has the option to terminate the agreement after the third anniversary of the agreement.

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

In addition, unless the context otherwise requires and for the purposes of this Report only:

“CAD” refers to Canadian dollars;

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

“£” or “GBP” refers to British pounds sterling;

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events;

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components;

●	Consolidated Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2021 and 2020;

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition; and

●	Critical Accounting Policies and Estimates Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

This MD&A and the related financial statements for the three and nine months ended September 30, 2021 included herein includes the combined operations of KBL and 180 because the results are combined after the Closing Date.

This MD&A and the related financial statements for the three and nine months ended September 30, 2020 includes the combined operations of 180 and its three operating entities but does not include KBL because this period precedes the Business Combination.

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. The effects of the COVID-19 pandemic and the responses to combat such pandemic have included government-mandated closures, stay-at-home orders and other related measures, the majority of which have since expired, but which, together with COVID-19 itself, have significantly impacted global economic activity and business investment in general, including causing supply chain issues and continuing disruptions in the labor markets. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, and on our business, results of operations and financial condition. We have been closely monitoring the developments and have taken active measures to protect the health of our employees, their families, and our communities. The ultimate impact of the pandemic on us, our operations and prospects, will depend heavily on the continued duration of the COVID-19 pandemic and public health responses, including, vaccine availability and efficacy, the willingness of individuals to be vaccinated and to obtain booster shots, and virus mutations and seasonal outbreaks, as well as the substance and pace of macroeconomic recovery, all of which are uncertain and difficult to predict at this time. As of September 30, 2021, only the follow-up time for patient data for the Phase 2b Dupuytren’s disease clinical trial has been delayed as a result of COVID-19, but such follow-up is now completed and the statistical analysis is underway. However, COVID-19 may delay the initiation of certain clinical trials in the future or otherwise have a material adverse effect on our future operations.

Close of Business Combination

As described above, on November 6, 2020 (the “Closing Date”), the Company consummated the previously announced business combination The Business Combination was accounted for as a reverse recapitalization of 180. All of 180’s capital stock outstanding immediately prior to the merger was exchanged for (i) 15,736,348 shares of 180LS common stock, and (ii) 2 shares of Class C and Class K Special Voting Shares exchangeable into 1,763,652 shares of 180LS common stock which are presented as outstanding in the accompanying Statement of Changes in Stockholders’ Equity due to the reverse recapitalization. KBL’s 6,928,645 outstanding shares of common stock are presented as being issued on the date of the Business Combination.

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

August 2021 Offering

On August 23, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers (the “August 2021 Purchasers”), pursuant to which the Company agreed to sell an aggregate of 2,500,000 shares of common stock (the “August 2021 Shares”) and warrants to purchase up to an aggregate of 2,500,000 shares of common stock (the “August 2021 PIPE Warrants”), at a combined purchase price of $6.00 per share and August 2021 PIPE Warrant (the “August 2021 Offering”). Aggregate gross proceeds from the offering were approximately $15 million. Net proceeds to the Company from the offering, after deducting the placement agent fees and estimated offering expenses payable by the Company, were approximately $13,9 million. The placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital. The Placement Agent received a commission equal to seven percent (7%) of the aggregate gross proceeds of the Offering, or $1,050,000. The offering closed on August 23, 2021.

In connection with the August 2021 Offering, the Company also entered into a Registration Rights Agreement, dated as of August 23, 2021, with the August 2021 Purchasers (the “August 2021 Registration Rights Agreement”). Pursuant to the August 2021 Registration Rights Agreement, the Company agreed to file a registration statement with the SEC on or prior to September 12, 2021 to register the resale of the August 2021 Shares and the shares of common stock issuable upon exercise of the August 2021 PIPE Warrants (the “Warrant Shares”), and to cause such registration statement to be declared effective on or prior to October 22, 2021 (or, in the event of a “full review” by the SEC, November 21, 2021). The registration statement was filed with the SEC on August 31, 2021 and the SEC declared it effective on September 9, 2021.

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

Alpha Capital Settlement Agreement

On July 31, 2021, the Company reached an agreement to settle the amounts allegedly due pursuant to a certain convertible note agreement entered into with Alpha Capital Anstalt (“Alpha”) on September 8, 2020 (the “Alpha Note”). The Company’s Board of Directors determined it was in the best interest of the Company to settle all claims which had been made or could be made with respect to the Alpha Note and entered into a settlement agreement (“Alpha Settlement Agreement”). Pursuant to the Alpha Settlement Agreement, the Company issued 150,000 shares of common stock and three-year warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $7.07 per share, in exchange for full and complete satisfaction of the Alpha Note.

Stock Options and Compensation Shares

On August 4, 2021, the Company granted 10-year options for the purchase of an aggregate of 436,000 shares of common stock at an exercise price of $7.56 per share, to six independent directors of the Company, pursuant to the 2020 Omnibus Incentive Plan. The options had an aggregate grant date value of $2,181,219, and vest monthly over four years.

On August 4, 2021, the Company issued 9,754 shares of common stock to two independent directors in consideration for $73,750 of accrued fees owed for service to the Board of Directors, pursuant to the 2020 Omnibus Incentive Plan.

Mintz Levin Settlement

In September 2021, the Company entered into a settlement agreement with Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”), whereby the Company agreed to pay $800,000 to Mintz for legal services rendered. Mintz had billed the Company an aggregate of $1,454,239.57 before factoring any interest charges. The Company recorded a gain of approximately $650,000 after making payment pursuant to the settlement agreement.

Cantor Fitzgerald & Co. Litigation Settlement

On October 12, 2021, the Company and Cantor Fitzgerald & Co. entered into a settlement agreement, whereby the Company agreed to pay to Cantor $200,000 in return for dismissal of the case against the Company. The Company sent the funds to Cantor on October 13, 2021. As of September 30, 2021, the Company recorded an accrual for the settlement amount as per the agreement.

On October 21, 2021, the Company received a notice of discontinuance and as a result, the matter between the Company and Cantor is settled and closed.

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

The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors that include, but are not limited to, the following:

●	per patient trial costs;

●	the number of patients that participate in the trials;

●	the number of sites included in the trials;

●	the countries in which the trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of doses that patients receive;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the duration of patient follow-up; and

●	the efficacy and safety profile of the product candidates.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other staff-related costs, including stock-based compensation for shares of common stock issued and options granted to founders, directors and personnel in executive, commercial, finance, accounting, legal, investor relations, facilities, business development and human resources functions and include vesting conditions.

Other significant general and administrative costs include costs relating to facilities and overhead costs, legal fees relating to corporate and patent matters, litigation, SEC Filings, insurance, investor relations costs, fees for accounting and consulting services, and other general and administrative costs. General and administrative costs are expensed as incurred, and we accrue amounts for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers and adjusting our accruals as actual costs become known.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Gains resulting from change in fair value of derivative liabilities during the three and nine months ended September 30, 2021 were driven by decreases in stock price during the period, resulting in a lower fair value of the underlying liability.

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	For the Three Months Ended
	September 30,
	2021	2020
Operating Expenses:
Research and development	$316,473	$386,949
Research and development - related parties	298,879	112,652
General and administrative	3,519,605	206,399
General and administrative - related parties	82,519	25,078
Total Operating Expenses	4,217,476	731,078
Loss From Operations	(4,217,476)	(731,078)

Other (Expense) Income:
Gain (loss) on settlement of liabilities	472,677	-
Other income	12,308	2,603
Interest expense	(5,455)	(82,990)
Interest expense - related parties	(14,201)	(23,088)
Change in fair value of derivative liabilities	22,043,391	-
Total Other (Expense) Income, Net	22,508,720	(103,475)
(Loss) Income Before Income Taxes	18,291,244	(834,553)
Income tax benefit	5,612	5,135
Net (Loss) Income	$18,296,856	$(829,418)

Research and Development

We incurred research and development expenses of $316,473 for the three months ended September 30, 2021, compared to $386,949 for the three months ended September 30, 2020, representing a decrease of $70,476 or approximately 18%. Decreases of approximately $336,000 resulted from incremental research tax credits earned during the quarter, a decrease of approximately $28,000 relating to consulting fees, as well as a decrease of approximately $25,000 related to the temporary pausing of the Alpha-7 project, which were partially offset by increases of approximately $181,000 primarily resulting from the Company’s new research agreements with Oxford University and approximately $139,000 increase from the Company’s research agreements with Yissum University.

 Research and Development – Related Parties

We incurred research and development expenses – related parties of $298,879 for the three months ended September 30, 2021, compared to $112,652 for the three months ended September 30, 2020, representing an increase of $186,227, or approximately 165%. The increase is primarily attributable to approximately $360,000 of stock-based compensation relating to awards granted to a related party consultant, partially offset by and approximate $51,000 decrease in other consulting fees and approximately $123,000 of incremental research tax credits earned during the third quarter of 2021.

General and Administrative

We incurred general and administrative expenses of $3,519,605 and $206,399 for the three months ended September 30, 2021 and 2020, respectively, representing an increase of $3,351,788 or approximately 1,624%. Increases resulted from (i) an increase of approximately $1,197,000 of legal, accounting professional and regulatory filing fees incurred in connection with becoming a public company and complying with public company audit and reporting requirements; (ii) an increase of approximately $819,000 due to a recovery of bad debts recognized during the three months ended September 30, 2020 of that amount; (iii) an increase of approximately $513,000 of stock-based compensation; (iv) an increase of approximately $250,000 in settlement fees incurred during the three months ended September 30, 2021; (v) an increase of approximately $233,000 of insurance expenses including D&O run-off premiums related to the merger consummated in November 2020; (vi) an increase of approximately $228,000 in salaries and other payroll fees in connection with new hire salaries and an increase in salaries and bonuses for existing employees; and (vii) an increase of approximately 221,000 of gains resulting from changes in foreign currency exchange; offset by (viii) a decrease of approximately $75,000 in patent expenses; (ix) a decrease of approximately $54,000 in miscellaneous expenses, and (x) a decrease of approximately $18,000 in rent expenses due to termination of leases for space no longer needed after moving to a remote work environment.

General and Administrative – Related Parties

We incurred general and administrative expenses - related parties of $82,519 and $25,078, respectively, for the three months ended September 30, 2021 and 2020, respectively, representing an increase of $58,924, or approximately 235%. The increase is attributable to a related party bad debt expense of approximately $39,000 and an increase of approximately $20,000 in related party consulting fees during the period.

Other Income (Expenses), Net

We incurred other income, net of $22,508,720 during the three months ended September 30, 2021, as compared to other expenses, net of $103,475 for the three months ended September 30, 2020, representing an increase in other income of approximately $22,612,195 or approximately 21,853%. The increase was primarily attributable to the gains in connection with the change in fair value of derivative liabilities of approximately $22,043,000 driven by a decrease in our stock price during the period which resulted in a lower fair value of the underlying liability, as well as a gain from the settlement of certain liabilities of approximately $473,000, and an approximately $78,000 decrease in principal balances on debt outstanding during the period which reduced interest expense compared to the prior period.

For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	For the Nine Months Ended
	September 30,
	2021	2020
Operating Expenses:
Research and development	$689,217	$1,210,816
Research and development - related parties	1,287,583	223,321
General and administrative	8,740,067	1,712,950
General and administrative - related parties	462,081	85,052
Total Operating Expenses	11,178,948	3,232,139
Loss From Operations	(11,178,948)	(3,232,139)

Other (Expense) Income:
Gain (loss) on settlement of liabilities	927,698	-
Other income	12,308	15,208
Other income - related parties	-	240,000
Interest expense	(130,634)	(408,404)
Interest expense - related parties	(42,279)	(64,758)
Gain (loss) on extinguishment of convertible notes payable, net	(9,737)	491,624
Change in fair value of derivative liabilities	(10,342,337)	-
Change in fair value of accrued issuable equity	(9,405)	-
Offering costs allocated to warrant liabilities	(604,118)	-
Total Other (Expense) Income, Net	(10,198,504)	273,670
(Loss) Income Before Income Taxes	(21,377,452)	(2,958,469)
Income tax benefit	16,587	15,175
Net (Loss) Income	$(21,360,865)	$(2,943,294)

Research and Development

We incurred research and development expenses of $689,217 for the nine months ended September 30, 2021 compared to $1,210,816 for the nine months ended September 30, 2020, representing a decrease of $521,599 or approximately 43%. The decrease is primarily attributable to approximately $711,000 of incremental research tax credits earned during the first nine months of 2021, a decrease of approximately $163,000 related to the temporary pausing of the Alpha-7 project, as well as a decrease of approximately $78,000 in consulting fees, a decrease of approximately $183,000 related to an Oxford University research and development agreement that was earned in the first quarter of 2020, partially offset by approximately an increase of approximately $562,000 in connection with the Company’s new research agreements with Oxford University.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $1,287,582 for the nine months ended September 30, 2021, compared to $223,321 for the nine months ended September 30, 2020, representing an increase of $1,064,262 or approximately 477%. The increase is primarily attributable to approximately $989,000 of stock compensation and approximately $467,000 of fees and bonuses accrued in connection with a consulting agreement with a founder of 180 LP that became effective on December 1, 2020, for research in connection with the Company’s product candidate for the treatment of Dupuytren’s disease, offset by approximately $392,000 of incremental research tax credits earned during the first nine months of 2021 and decreases in other related party consulting expenses of approximately $98,000.

General and Administrative

We incurred general and administrative expenses of $8,740,067 and $1,712,950 for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of $7,027,117, or approximately 410%. Increases resulted primarily from (i) an increase of approximately $2,394,000 of legal, accounting and professional fees incurred primarily in connection with becoming a public company and complying with public company audit and reporting requirements; (ii) an increase of approximately $2,020,000 of stock-based compensation expense; (iii) an increase of approximately $1,157,000 related to bad debt recovery during the nine months ended September 30, 2020; (iv) an increase of approximately $722,000 of insurance expenses including D&O run-off premiums related to the merger consummated in November 2020; (v) an increase of approximately $657,000 in salaries and other payroll expenses resulting from new hires and conversion of consultants to full time employees; (vi) an increase of approximately $250,000 in settlement fees incurred during the three months ended September 30, 2021; (vii) an increase of approximately $204,000 due to a loss on foreign currency exchanges of approximately $176,000 compared to approximately a $3,000 gain on foreign currency exchanges for the periods ended September 30, 2021 and 2020 respectively; (viii) offset by a decrease of approximately $257,000 in consulting fees resulting from management services being outsourced to consultants instead of hiring personnel for the period ended September 30, 2020; and (ix) a decrease of approximately $152,000 in patent expenses.

General and Administrative – Related Parties

We incurred general and administrative expenses – related parties of $462,081 and $85,052, respectively, for the nine months ended September 30, 2021 and 2020, representing an increase of $377,029 or approximately 443%, resulting from an increase of approximately $339,000 in bad debt expense incurred during the period in connection with a related party receivable, an increase of approximately $49,000 in related party consulting fees during the period, offset by a decrease of approximately $10,000 in related party professional fees.

Other (Expenses) Income, Net

We incurred other expenses, net of $10,198,504 during the nine months ended September 30, 2021 as compared to other income, net of $273,670 for the nine months ended September 30, 2020, representing an increase in other expenses of $10,472,174 or approximately 3,827%. The increase was primarily attributable to (i) the change in fair value of derivative liabilities of approximately $10,342,000, which was driven by the increase in our stock price during the period which resulted in a higher fair value of the underlying derivative liability, (ii) gains recognized upon the extinguishment of convertible notes payable of approximately $492,624 during the nine months ended September 30, 2020 as compared to approximately $9,737 in losses associated therewith recognized during the nine months September 30, 2021, (iii) offering costs allocated to warrant liabilities of approximately $604,000 and (iv) decreases in other income from related parties of approximately $240,000, partially offset by approximately $928,000 of net gains related to the settlement of certain liabilities and a decrease in interest expense of approximately $278,000 resulting from the decrease in debt principal outstanding during the period.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had cash balances of $11,687,800 and $2,108,544, respectively, and working capital deficits of $10,591,080 and $17,406,356, respectively.

For the nine months ended September 30, 2021 and 2020, cash used in operating activities was $14,343,898 and $655,569, respectively. Our cash used in operations for the nine months ended September 30, 2021 was primarily attributable to our net loss of $21,360,865, adjusted for non-cash expenses in the aggregate amount of $14,424,088 as well as $7,407,121 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the nine months ended September 30, 2020 was primarily attributable to our net loss of $ 2,943,294, reduced by non-cash income in the aggregate amount of $1,256,706, as well as $3,544,431 of net cash provided by changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2021 and 2020, cash provided by financing activities was $23,862,871 and $491,649, respectively. Cash provided by financing activities during the nine months ended September 30, 2021 was due to $24,611,070 of net proceeds from our offering of common stock and warrants, partially offset by the repayment of loans and convertible debt in the aggregate amount of $748,199. The net cash provided by financing activities during the nine months ended September 30, 2020 was comprised of $419,149 of proceeds from the issuance of debt instruments and $72,500 of proceeds from the issuance of equity instruments.

Our product candidates may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we are able to generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, potential manufacturing costs, legal and other regulatory expenses and general overhead costs.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we expect to need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms, which could have an adverse effect on the value of our securities. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. The conditions outlined above indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

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

We believe that the assumptions and estimates used in determining the fair value of financial instruments and the impairment analysis of goodwill and other intangible assets, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

The Company’s management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Report.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock and warrants trade on The NASDAQ Capital Market under the symbols “ATNF” and “ATNFW,” respectively. Notwithstanding such listing, there can be no assurance any broker will be interested in trading our securities. Therefore, it may be difficult to sell your securities if you desire or need to sell them. Our underwriters are not obligated to make a market in our securities, and even if they do make a market, they can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such market will continue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2021, and for the period from October 1, 2021, to the filing date of this report, which have not previously been disclosed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1£	Sir Marc Feldmann Confirmation of Rescission of Note Amendments effective February 25, 2021	10-Q	001-38105	10.15	July 19, 2021
10.2	Dr. Lawrence Steinman Confirmation of Rescission of Note Amendments effective February 25, 2021	10-Q	001-38105	10.16	July 19, 2021
10.3	Common Stock Purchase Warrant dated July 31, 2021, to purchase 25,000 shares of common stock of 180 Life Sciences Corp., granted to Alpha Capital Anstalt	8-K	001-38105	4.1	August 2, 2021
10.4	Mutual Release and Settlement Agreement dated July 31, 2021, issued by 180 Life Sciences Corp. to Alpha Capital Anstalt	8-K	001-38105	10.1	August 2, 2021
10.5	Form of Stock Option Agreement (Independent Directors August 2021 Grants)	10-Q	001-38105	10.9	August 6, 2021
10.6	Form of Purchaser Warrant (August 2021 Offering)	8-K	001-38105	4.1	August 24, 2021
10.7£	Securities Purchase Agreement dated as of August 19, 2021 by and between 180 Life Sciences Corp. and the purchasers identified on the signature pages thereto	8-K	001-38105	10.1	August 24, 2021
10.8	Engagement Letter dated August 17, 2021 between 180 Life Sciences Corp. and Maxim Group LLC	8-K	001-38105	10.2	August 24, 2021
10.9	Registration Rights Agreement dated as of August 23, 2021 by and between 180 Life Sciences Corp. and the purchasers signatory thereto	8-K	001-38105	10.3	August 24, 2021
10.10	Form of Lock-Up Agreement (August 2021 Offering)	8-K	001-38105	10.4	August 24, 2021
10.11£	Settlement and Mutual Release Agreement dated September 17, 2021, by and between 180 Life Sciences Corp. and Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.	8-K	001-38105	10.1	September 20, 2021
10.12	180 Life Sciences Corp. 2020 Omnibus Incentive Plan (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K that was filed on November 12, 2020, and incorporated herein by reference)	S-8	333-259918	4.1	September 30, 2021
10.13	Form of Stock Option Agreement 180 Life Sciences Corp. 2020 Omnibus Incentive Plan	S-8	333-259918	4.2	September 30, 2021
10.14	Form of Restricted Stock Grant Agreement Stock Option Agreement 180 Life Sciences Corp. 2020 Omnibus Incentive Plan	S-8	333-259918	4.3	September 30, 2021
10.15	Debt Conversion Agreement dated September 30, 2021, by and between 180 Life Sciences Corp. and Dr. Lawrence Steinman and Sir Marc Feldmann	8-K	001-38105	10.1	October 5, 2021
10.16#	October 29, 2021, Employment Agreement between 180 Life Sciences Corp. and Quan Anh Vu	8-K	001-38105	10.1	October 29, 2021
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2**	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	—	—	—	Filed herewith.

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plans or arrangements.
£	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that 180 Life Sciences Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: November 12, 2021	/s/ James N. Woody, M.D., Ph.D.
	By:	James N. Woody, M.D., Ph.D., Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	/s/ Ozan Pamir
	By:	Ozan Pamir, Interim Chief Financial Officer (Principal Financial and Accounting Officer)