Form 10-K
period 2021-12-31
180 Life Sciences Corp.
filed 2022-03-31
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission File Number: 001-38105

180 LIFE SCIENCES CORP.

(Exact name of registrant as specified in its charter)

Delaware	90-1890354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 El Camino Real, Bldg. 4, Suite 200 Palo Alto, CA	94306
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 507-0669

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth	☒

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $271,883,250. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 28, 2022, there were 34,087,244 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm Id: 688	Auditor Name: Marcum, LLP	Auditor Location: San Francisco, CA

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

“BLA” means the FDA’s Biologics License Application, which is the vehicle in the United States through which biologic sponsors formally propose that the FDA approve a new biologic for sale and marketing.

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

“HMGB1” means High Mobility Group Box 1, a protein that, in humans, is encoded by the HMGB1 gene. Activated macrophages and monocytes secrete HMGB1 as a cytokine mediator of inflammation.

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

“Phase 2” trials are generally when clinical trials are initiated in a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug candidate for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase 2 trials are sometimes further divided into: Phase 2a and Phase 2b trials — Phase 2a is focused specifically on dosing requirements. A small number of patients are administered the drug in different quantities to evaluate whether there is a dose-response relationship, which is an increase in response that correlates with increasing increments of dose. In addition, the optimal frequency of dose is also explored; and Phase 2b trials are designed specifically to rigorously test the efficacy of the drug in terms of how successful it is in treating, preventing or diagnosing a disease.

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

“RA” means rheumatoid arthritis.

“REMS” means a risk evaluation and mitigation strategy which is a drug safety program that the FDA can require for certain medications with serious safety concerns to help ensure the benefits of the medication outweigh its risks.

“SCA” means Synthetic Cannabidiol Analogs, which are synthetic pharmaceutical grade molecules close or distant analogs of non-psychoactive cannabinoids such as CBD for the treatment of inflammatory diseases and pain.

“Sponsor” means the applicant or drug sponsor, which is the person or entity who assumes responsibility for the marketing of a new drug, including responsibility for compliance with applicable provisions of the FSC Act and related regulations. Note that as used herein the term “Sponsor” may also refer to the Sponsor of our IPO, KBL IV Sponsor LLC, depending on the context in which such term is used.

“THC” means tetrahydrocannabinol, which is the principal psychoactive constituent of cannabis.

“TNF” means tumor necrosis factor, which is part of the body’s response to inflammation.

v

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements under federal securities laws, including within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report, including those described under the heading “Risk Factors” contained in Item 1A of this Report. Forward-looking statements include, but are not limited to, statements about:

●	Expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates;

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash flows and our potential ability to obtain additional financing to advance our business and the terms of any further financing, which may be highly dilutive and may include onerous terms;

●	the continued impact of the COVID-19 pandemic on our business operations and our research and development initiatives;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	our ability to maintain our listing on Nasdaq; and

●	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I

ITEM 1. BUSINESS.

INTRODUCTION

General

The information included in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes included at the end of this report.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to 180 Life Sciences Corp., is also based on our good faith estimates.

Our fiscal year ends on December 31. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30, the first quarter, second quarter and third quarter, respectively, with the quarter ended December 31st being referenced herein as our fourth quarter. Fiscal 2021 means the year ended December 31, 2021, whereas fiscal 2020 means the year ended December 31, 2020.

Definition

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “180 Life”, “180LS” and “180 Life Sciences Corp.” refer specifically to 180 Life Sciences Corp. and its consolidated subsidiaries. References to “KBL” refer to the Company prior to the November 6, 2020 Business Combination (discussed and defined below).

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

Company Overview

We are a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation and fibrosis by employing innovative research, and, where appropriate, combination therapy. Our Company was founded by several world-leading scientists in the biotechnology and pharmaceutical sectors. Our world-renowned scientists Prof. Sir Marc Feldmann, Prof. Lawrence Steinman, Prof. Raphael Mechoulam, Dr. Jonathan Rothbard, and Prof. Jagdeep Nanchahal have significant experience and significant previous success in drug discovery. The scientists are from the University of Oxford (“Oxford”), Stanford University and Hebrew University of Jerusalem (the “Hebrew University”), and the management team has extensive experience in financing and growing early-stage healthcare companies.

We have three different product development platforms that are focused on different diseases or medical conditions, and that target different factors, molecules or proteins, as follows:

●	Anti-TNF platform: focusing on fibrosis and anti-tumor necrosis factor (“anti-TNF”);

●	SCAs platform: focusing on drugs which are synthetic cannabidiol (“CBD”) or cannabigerol (“CBG”) analogues (“SCAs”); and

●	α7nAChR platform: focusing on alpha 7 nicotinic acetylcholine receptor (“α7nAChR”).

Our lead product candidate recently completed a successful Phase 2b clinical trial in the United Kingdom (“U.K.”) and the Netherlands for early-stage Dupuytren’s Contracture, a condition that affects the development of fibrous connective tissue in the palm of the hand. On December 1, 2021 the Company announced top line data from the trial, which indicates that the primary end point of nodule hardness and the secondary end point of nodule size on ultrasound scan were met with statistically significant differences. There were no related severe adverse events. The full results have been submitted for publication in a peer-reviewed journal and will be disclosed upon publication.

Currently, we are conducting clinical trials only for certain indications under the anti-TNF platform. Of our three product development platforms, only one, the SCAs platform, involves products that are related to CBD (and not to cannabis or THC), and no clinical trials for any indications or products under the SCAs platform are currently being conducted in the United States or abroad. We are currently undertaking preclinical research and development activities for the SCA and the α7nAChR platforms.

Business Strategy

Our goal is to capitalize on our research in chronic pain, inflammation and fibrosis by pursuing the following strategies:

●	advance our clinical-stage product candidate for early-stage Dupuytren’s Contracture from its current late-stage development to seek and obtain approval in the U.K., European Union (“EU”) and the United States (“U.S.”) for such product candidate, potentially commercialize the product candidate in the U.K., EU and U.S. and identify the optimal commercial pathway in other markets around the world;

●	move our pre-clinical product candidates into clinical trials, seek and obtain approval in the U.K., EU and U.S. for such future product candidates, and potentially commercialize such future product candidates in the U.S., U.K. and EU;

●	leverage our proprietary product development platforms to discover, develop and commercialize novel first-in-class products for the treatment of chronic pain, inflammation and fibrosis; and

●	strengthen our position in research in chronic pain, inflammation and fibrosis.

Overview of Product Development Platforms

The following chart summarizes the products and indications, including those currently in clinical trial, for our three product development platforms.

“*Regulatory approvals obtained from the MHRA and CCMO and the relevant accredited ethics committees to perform clinical trials in the U.K. and The Netherlands. No meetings have been held with, and no applications or requests for approval have been submitted to the FDA for any products at this time.”

On December 1, 2021, the Company announced positive top line data for the Phase 2b clinical trial of Dupuytren’s Contracture.

The product development platforms are each described in more detail below.

Fibrosis & Anti-TNF Platform

Our anti-TNF platform began at our wholly-owned subsidiary, 180 LP. This platform is focused on studying the molecular mechanism of inflammatory diseases and fibrosis and on the discovery of TNF as a mediator of fibrosis, as well as other immune-driven diseases. This research was first undertaken in the 1980s by our Co-Chairman, Prof. Sir Marc Feldmann, based on analysis of tissue from patients with rheumatoid arthritis (“RA”). We are applying this same approach to the analysis of human disease tissue from patients with active fibrosis, research led by Prof. Jagdeep Nanchahal in Oxford (who is also the Chairman of our Clinical Advisory Board), which has led to the identification of new therapeutic targets and approaches that we are developing. Profs. Nanchahal and Feldmann, in collaboration with other scientists, are leveraging their experience and expertise in developing anti-inflammatories to search for new applications for anti-TNF therapeutics. We are seeking to demonstrate that anti-TNF drugs, such as adalimumab, have a positive effect on new indications such as Dupuytren’s Contracture, frozen shoulder and post-operative cognitive dysfunction/delirium (“POCD”).

Our first product candidate in clinical development is for the potential treatment of early-stage fibrosis of the hand, Dupuytren’s Contracture, for which there is currently no approved treatment in the U.K. or EU. Collagenase from Clostridium histolyticum has been approved in the USA for late-stage Dupuytren’s Contracture. The proposed treatment will be administered by a local injection of adalimumab, an anti-TNF antibody, into early-stage disease tissue. The results for the Phase 2a clinical trial for Dupuytren’s Contracture, supported by the Wellcome Trust, U.K. Department of Health and the Company, were published in July 2018. The study demonstrated positive tissue response indicative of anti-fibrotic mechanisms, as well as guiding dosing for follow up trials. Having defined the most efficacious dose and preparation and based on these positive proof of concept data, the Company, together with the Wellcome Trust and the U.K. Department of Health, initiated a Phase 2b trial in patients with early-stage Dupuytren’s Contracture. The initial plan was to randomize 138 patients in a ratio of 1:1 to receive four injections of adalimumab or placebo at three-month intervals, and followed for a total of 18 months from baseline. With additional funding from the Wellcome Trust, the Phase 2b trial completed recruitment of 174 patients in April 2019, having commenced dosing in February 2017. The final patient was enrolled in April 2019. The Phase 2b clinical trial for early-stage Dupuytren’s Contracture has been completed. On December 1, 2021, the Company announced top line data from the trial, which indicates that the primary end point of nodule hardness and the secondary end point of nodule size on ultrasound scan were met with statistically significant differences. There were no related severe adverse events. The full results have been submitted for publication in a peer-reviewed journal and will be disclosed upon publication. Through this fibrosis and anti-TNF product development platform, we are also performing research for the development of potential treatments of frozen shoulder, liver and lung fibrosis and POCD.

The following chart summarizes the timing of current and future clinical trials, based on current proposals, under the anti-TNF platform.

We have obtained regulatory approvals from the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) and the Dutch Centrale Commissie Mensgebonden Onderzoek (CCMO), as well as from the relevant accredited ethics committees, in order to perform clinical trials in the U.K. and The Netherlands solely for indications under the anti-TNF platform. We have not held any meetings with, and no applications or requests for approval have been submitted to, the U.S. Food and Drug Administration (“FDA”) for any indications or products under the anti-TNF platform at this time.

HMGB1 Program

Our HMGB1 program was recently formed with the in-licensing of the technology from the University of Oxford on November 2, 2021. Our HMGB1 program falls under the Fibrosis and Anti-TNF Platform. We have identified HMGB1 as a therapeutic target that acts on multiple endogenous adult stem cells to accelerate the physiological regenerative response to current or future injuries. These findings have broad relevance to the fields of stem cell biology and regenerative medicine and suggest a therapeutic approach to promote tissue repair such as in NASH liver regeneration.

The technology was developed by Prof. Jagdeep Nanchahal’s laboratory at the University Oxford prior to licensing. Due to the early stage of development of HMGB1, we are still in the process of assessing milestones and development timelines. The licensing of HMGB1 included the lead development candidate for liver fibrosis.

No regulatory approvals have been sought or obtained from appropriate authorities at this time for any products or indications under the HMGB1 platform.

SCAs Platform

Our SCAs platform began at our wholly-owned subsidiary, CBR Pharma with the collaborative work of its founders Prof. Mechoulam and Prof. Feldmann. This platform focuses on the development of synthetic pharmaceutical grade molecules close or distant analogs of non-psychoactive cannabinoids such as CBD for the treatment of inflammatory diseases and pain. These development efforts are a result of a 20-year collaboration between Prof. Feldmann, who discovered and commercialized anti-TNF therapy for treatment of RA and subsequently a number of inflammatory diseases, which is currently the best-selling drug class in the world, and Prof. Mechoulam, a world leading expert in cannabis chemistry who successfully identified THC, CBD and, subsequently, the endocannabinoids. We are working with a research team based at the Kennedy Institute at Oxford, consisting of Prof. Feldmann, Prof. Richard Williams and others, and a research team based at Hebrew University, consisting of Prof. Raphael Mechoulam, Prof. Avi Domb, Prof. Amnon Hoffman and others, to generate new drugs, test them, and optimize their uptake and delivery to disease targets. The aim is to develop novel, orally active analgesic and anti-inflammatory medications based on synthetic compounds to target chronic diseases. We term these synthetic compounds generically as “synthetic CBD analogs” (“SCAs”). Our primary development targets are arthritis and chronic and recurrent pain, while our secondary development targets are diabetes/diabetic neuropathy, fibromyalgia, multiple sclerosis, obesity and fatty liver disease.

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

Anti-TNF Platform Dupuytren’s Contracture

Overview

Dupuytren’s Contracture, also referred to as hand fibrosis, is a progressive, incurable disease characterized by the development of fibrous cords in the palm of the hand, commonly affecting the ring and/or small finger and often multiple joints, leading to contracture and the inability to straighten the affected fingers. Symptoms, when presented to a physician, range from the appearance of nodules in the palm, which can be painless or painful and often disconcerting to the patient, to the loss of the use of the contracted finger. There are currently no approved treatment options for those patients who present with symptomatic, early-stage disease.

Surgery remains the standard treatment for patients with Dupuytren’s Contractures but is associated with extended recovery periods and risks of recurrence.

We are developing therapies by repurposing of the anti-TNF therapeutic adalimumab, previously approved and used under the brand name Humira for several autoimmune conditions, for the treatment of early-stage Dupuytren’s Contracture. Research at Oxford University has indicated an anti-TNF mechanism can slow or prevent the proliferation of myoblast cells that lead to the formation and growth of the fibrous nodules/cords in the palm and possible finger contracture. We have advanced the development program through Phase 2b clinical trials to evaluate the impact of multiple, intralesional injections on disease progression and functional improvement.

Dupuytren’s patients who have advanced disease are primarily treated by orthopedic or plastic surgeons, who rely on invasive interventions when the contracture impacts hand function. Current treatment options include open surgeries (fasciotomies or fasciectomies) and the less invasive procedures of needle aponeurotomy (NA) or collagenase injections. The less invasive procedures are designed to disrupt the integrity of a contracted cord so the fingers can be straightened. Unfortunately, these options are associated with a high rate of recurrence. Dissatisfaction within the medical and Dupuytren patient community with outcomes for later-stage disease and the lack of options to intervene at an early/pre-contracture stage indicate there is an unmet medical need for early-stage intervention.

According to the Dupuytren’s Foundation, Dupuytren’s Contracture prevalence is estimated to be up to 7% of the U.S. population. Based on the Foundation’s estimates, approximately three million patients have contractures that should be treated but only 10% to 20% of those patients are treated. Reasons for the lack of treatment may include the type of available interventions, poor long-term outcomes, and reimbursement hurdles.

In primary interviews in late 2021 with 8 orthopedic/plastic surgeons, conducted by Red Sky Partners (an independent third-party consulting firm) on our behalf and designed to better understand the unmet need for patients with Dupuytren’s Contracture, revealed a strong desire among hand surgeons and patients to treat this condition early, before the development of late stage contractures, in a non-invasive manner that will limit further progression, preserve function and prevent or delay invasive surgery. Surgeons’ reactions to the rationale for the use of adalimumab to address this unmet need were overall positive and the mechanistic concept of an anti-TNF compound was considered compelling. In the view of the majority of surveyed hand surgeons, the non-invasive, safe product profile would potentially position adalimumab as an important therapeutic option for a much wider range of patients than are typically treated today. Assuming clinical efficacy and safety are supported with published data, we believe that adalimumab would become an attractive alternative to surgery, needle aponeurotomy or collagenase. Further, we believe it has potential use in many early-stage patients who are not treated today.

Based on both primary (feedback from these physician interviews) and secondary research, Red Sky Partners concluded that an initial label focused on patients with a clear contracture where adalimumab would soften nodules and limit progression would be highly differentiated from current therapies and could generate revenues in the range of $300 million to $350 million annually in the U.S. More significantly, the opportunity to offer a safe, non-invasive therapeutic leading to improved function could dramatically expand the treatable population as more patients seek treatment and more physicians are motivated to offer their patients an alternative to waiting to see if their disease progresses, which they cannot do today. This product positioning could generate a revenue opportunity two to three times the initial market opportunity.

Phase 2 Clinical Trials

Our wholly-owned subsidiary, 180 LP, contributed to the funding of a Phase 2a clinical trial for Dupuytren’s Contracture along with the Wellcome Trust and the U.K. Department of Health, which using an experimental medicine clinical trial design demonstrated positive tissue response, as well as guiding dosing and tolerability for follow-up trials. The data was published in June 2018.

For the Phase 2a trial, we recruited 28 patients, eight assigned to the 15 milligrams (mg), 12 to the 35 mg and eight to the 40 mg adalimumab cohorts. There was no change in mRNA levels for ACTA2, COL1A1, COL3A1 and CDH11. Levels of α-SMA protein expression in patients treated with 40 mg adalimumab (1.09 ± 0.09 ng per μg of total protein) were significantly lower (p = 0.006) compared to placebo treated patients (1.51 ± 0.09 ng/μg). The levels of procollagen type I protein expression were also significantly lower (p = 0.019) in the sub group treated with 40 mg adalimumab (474 ± 84 pg/μg total protein) compared with placebo (817 ± 78 pg/μg). There were two serious adverse events, both considered unrelated to the study drug. In this dose-ranging study, injection of 40 mg of adalimumab in 0.4 ml resulted in down regulation of the myofibroblast phenotype as evidenced by reduction in expression of α-SMA and type I procollagen proteins at 2 weeks.

Having defined the most efficacious dose and preparation and based on these positive proof-of-concept data, the Company, together with the Wellcome Trust and the U.K. Department of Health, initiated a Phase 2b trial in patients with early-stage Dupuytren’s Contracture. The initial plan was to randomize 138 patients in a ratio of 1:1 to receive four injections of adalimumab or placebo at three-month intervals and followed for a total of 18 months from baseline. The Phase 2b trial, which was funded by grants from the Wellcome Trust and the U.K. Department of Health, with a contribution from 180 LP to purchase the drug, completed recruitment of 174 patients in April 2019 and commenced dosing in February 2017 in the U.K. and Groningen, The Netherlands.

The Phase 2b clinical trial for early-stage Dupuytren’s Contracture has been completed. On December 1, 2021, the Company announced top line data from the trial, which indicates that the primary end point of nodule hardness and the secondary end point of nodule size on ultrasound scan were met with statistically significant differences. There were no related severe adverse events. The full results have been submitted for publication in a peer-reviewed journal and will be disclosed upon publication.

Other Product Candidates or Indications

In addition to the potential treatment, we are developing for Dupuytren’s Contracture described above, we are seeking to repurpose anti-TNF for use as a treatment for other fibrotic conditions such as frozen shoulder. Prof. Feldmann’s previous work in the 1980s demonstrated that anti-TNF is an effective anti-inflammatory with many possible uses, and it was subsequently approved for various forms of inflammatory arthritis and inflammatory bowel disease (IBD), as well as other indications. This has since created what is currently the best-selling drug class in the world, anti-TNF therapeutics, which, according to Research and Markets, was valued at over $40 billion in 2019. By using a well-known and extensively used therapeutic, adalimumab, the research and development process may be truncated because of existing product information relating to safety, as the drug has been widely used over the past 20 years in millions of patients.

Frozen Shoulder

Frozen shoulder, also referred to as adhesive capsulitis, is an extremely painful and debilitating condition that affects an individual’s everyday activities, including sleep. Frozen shoulder is estimated to affect approximately 9% of the population in Western countries between the ages of 25 and 64 according to an article published in Arthritis & Rheumatology in 2004. In addition, approximately 20% of people suffering from a frozen shoulder will develop the same problem in their other shoulder. According to an article published in Shoulder & Elbow in 2010, it is estimated that up to 30% of patients with diabetes develop frozen shoulder, and the symptoms tend to be more persistent and recalcitrant in this group.

During the pain predominant inflammatory phase, patients are typically treated with analgesics, physiotherapy and corticosteroid injections. Patients with persistent stiffness may be referred to secondary care for capsular release by manipulation under anesthesia, hydrodilatation or surgical arthroscopy. To our knowledge, there is currently no approved targeted therapy, and in conjunction with the National Institute for Health Research (U.K.), we are investigating the feasibility of recruiting patients during the early pain-predominant inflammatory phase of the disease and delivery of a local injection of anti-TNF. The set-up stage for this Phase 2 clinical trial for the local injection of anti-TNF for frozen shoulder started in June 2021. A £250,000 grant has been awarded from NIHR to the University of Oxford to support execution and clinical trial sites are being identified. The Company will provide additional funding to support this trial. All the requisite regulatory approvals are in place and the investigators expect to administer the first patient for the frozen shoulder Phase 2 clinical trial in the first or second quarter of 2022.

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

To our knowledge, there is no current approved treatment for individuals with NASH. We therefore believe that there is a large potential market for the creation of an effective preventative treatment. According to Allied Market Research, the market for treating liver fibrosis was approximately $13 billion in 2018, and is projected to rise to approximately $20 billion in 2022, rising at a CAGR of over 11% per year. We initiated preclinical studies for NASH based on human liver samples during the second quarter of 2020.

Post-operative Cognitive Decline (POCD)

POCD is a common neuropsychiatric syndrome, defined as disturbance of attention, awareness and cognition, which develops over a short period of time and tends to fluctuate during the course of the day. Patients with hip fracture are at particularly high risk of developing POCD. The U.K.’s national audit data for 2018 showed that 25% of all patients with hip fracture suffered from delirium. POCD is associated with poor functional outcomes, reduced quality of life and longer hospital stays. People with hip fracture who developed delirium are twice as likely to die as inpatients, and nearly four times more likely to need placement in a nursing home. POCD has also been closely associated with long-term cognitive impairment.

Hip fractures are one of the main challenges facing elderly patients and healthcare systems. According to an article published in The Lancet Public Health in 2017, hip fractures are associated with an average loss of 2.7% of the healthy life expectancy in the middle-aged and older population in the U.S. and Europe. People suffering hip fracture have a mean age of 83 years, are frail, and two-thirds are women. They suffer a 30-day mortality of 7%, and experience a persistent reduction in their health-related quality-of-life similar to that of a diagnosis of Parkinson’s disease or multiple sclerosis. According to various studies, POCD is developed in 13-40% of patients following cardiac surgery. With 500,000 open heart surgeries and 450,000 hip surgeries in the USA each year, in advanced age patients, a beneficial therapy to treat POCD would be a significant benefit to these patients. We plan to initiate a Phase 2 study using anti-TNF for POCD during the second quarter of 2022. An issued patent to protect this potential use has been licensed from The Kennedy Trust for Rheumatology Research.

SCAs Platform

Overview

Cannabinoids are a class of compounds derived from cannabis plants. The two major cannabinoids contained in cannabis are CBD and THC. Although one cannabinoid, THC, is known to cause psychoactive effects associated with the use of herbal cannabis, no other cannabinoid is known to share these properties. In recent decades, there have been major scientific advances that have led to the discovery of new plant-derived cannabinoids and the endocannabinoid system. There are at least two types of cannabinoid receptors in the human endocannabinoid system, cannabinoid receptor 1 (“CB1”) and cannabinoid receptor 2 (“CB2”). CB1 receptors are considered to be among the most widely expressed G protein-coupled receptors in the brain and are particularly abundant in areas of the brain concerned with movement and postural control, pain and sensory perception, memory, cognition, emotion, and autonomic and endocrine function. CB1 receptors are also found in peripheral tissues including peripheral nerves and non-neuronal tissues such as muscle, liver tissues and fat. CB2 receptors are expressed primarily in tissues in the immune system and are believed to mediate the immunological effects of cannabinoids. CBD does not interact with CB1 receptors and is only a weak agonist of CB2 receptors. CBD interacts with other important neurotransmitter and neuromodulatory systems in the human body, including transient receptor potential channels, adenosine uptake and serotonin receptors. The far-reaching and diverse pharmacology of the numerous cannabinoids provides significant potential for development of cannabinoid therapeutics across many indications and disease areas, but also adds to the complexity of the research.

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

We believe that the development and clinical study of SCAs will reveal that SCAs have several key advantages over medical cannabis, including:

●	use of a pure compound (>99.5%) rather than a mixture of compounds;

●	ability to test and control dosing, which in turn controls efficacy and side effect levels;

●	creation of a reproducible product; and

●	ability to engineer novel synthetic analogs to control binding preferences to select receptors, control agonist or antagonist effects of receptor binding (pharmacokinetics and dynamics), modify half-life of the drug in the body, and create pro-drug forms that are only activated in specified tissues, thereby potentially reducing off target side effects.

In addition to the above advantages, testing SCAs in scientific, double-blind clinical trials would help to allay physicians’ concerns regarding the therapeutic use of marijuana-based compounds. This change could increase the number of patients that have access to these drug therapies. If clinical trials are successful, there are a number of potential markets and indications for SCAs which we could target, which include individuals suffering from chronic and recurrent pain, diabetes, osteoarthritis, obesity and fatty liver disease.

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

We plan to use these previous studies as a foundation to potentially develop a patentable α7nAChR analog within this family to use as an immune suppressive to treat a range of inflammatory and autoimmune indications including RA, inflammatory bowel disease (IBD), relapsing and progressive forms of multiple sclerosis, atherosclerosis, gout and osteoarthritis. Our scientists have found that the α7 receptor on macrophages and regulatory B lymphocytes are different from the target of the drugs developed so far.

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

Outsourcing and Manufacturing

We are currently outsourcing our clinical trials, which are conducted at Oxford University, Edinburgh, U.K. and Groningen, The Netherlands and only involve certain indications under the anti-TNF platform. We expect to continue to outsource our clinical trials and conduct them at (1) in the case of the anti-TNF platform, Oxford University and Groningen, The Netherlands, (2) in the case of the SCAs platform, Hebrew University and Oxford University, and (3) in the case of the α7nAChR platform, to be determined.

We also expect to outsource all of our manufacturing activities, including those activities at the research or clinical stage, with SCAs to be produced at Hebrew University and α7nAChR to be produced by Evotec GMBH and the anti-TNF platform utilizing off-the-shelf adalimumab. In addition, we expect our products to be good manufacturing practice (GMP) grade and produced by accredited contract research organizations (CROs).

Material Agreements

We have entered into material research and licensing agreements (the “Research Agreements”) with various universities and parties in order to conduct research to develop potential product candidates. We have also entered into other material consulting and advisory services agreements with various scientists (the “Consulting Agreements”) to assist with such research.

Overview of Research Agreements

The Research Agreements include agreements with the Hebrew University and Oxford. For the anti-TNF platform, the Research Agreements with Oxford allow the Company to contribute financially to sponsor the research being conducted for the anti-TNF platform. In return, the Company will receive an exclusive option to license any intellectual property arising from the Research Agreements. There are also license agreements in place whereby we have exclusively licensed certain intellectual property from Oxford.

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

In the event of a sale by CBR Pharma stockholders of their common shares or the transfer or assignment of the 2018 Hebrew Agreement, CBR Pharma is obligated to pay Yissum a fee of 5% of the consideration received by CBR Pharma pursuant to such corporate transaction. In the event of an initial public offering, or a go-public event, CBR Pharma was obligated to issue registered common shares to Yissum equal to 5% of the issued and outstanding common shares, on a fully-diluted basis, concurrently with the closing of such transaction. The Business Combination that was consummated on November 6, 2020, was considered a go-public event, pursuant to which the Company issued 240,541 of its common shares to Yissum prior to the closing of the Business Combination. See Note 12 - Commitments and Contingencies and Note 13 – Stockholders’ Equity of the financial statements for the fiscal period ended December 31, 2021 included herein for more information on the shares issued to Yissum as per the research and license agreement.

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

Research Agreements with the University of Oxford

On November 1, 2013, our wholly-owned subsidiary 180 LP entered into an agreement (the “First Oxford Agreement”) with Oxford, pursuant to which 180 LP will sponsor Oxford’s research and development of repurposing anti-TNF for Dupuytren’s Contracture.

Pursuant to the First Oxford Agreement, each payment is to be made to ISIS Innovation (now Oxford University Innovation) at different milestones of the project, outlined below:

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

On August 15, 2018, CannBioRex Pharma Limited, a company incorporated under the laws of England and Wales (“CannU.K.”) and a wholly-owned subsidiary of our wholly-owned subsidiary CBR Pharma, entered into the Research Agreement (the “Second Oxford Agreement”) with Oxford, pursuant to which CBR Pharma (through CannU.K.) has sponsored Oxford’s research and development of SCAs developed from the Hebrew Licensed Technology. At Oxford, the SCAs generated in the Hebrew University are being tested for analgesic and anti-inflammatory effects in established pre-clinical models.

Pursuant to the Second Oxford Agreement, Oxford undertook a research project (the “Research Project”) based around the clinical development of SCAs that are known to exhibit both anti-inflammatory and immunomodulatory properties. The aim of the Research Project was to develop and characterize chemical compounds that are synthesized at Hebrew University to create treatments for chronic pain, RA and other chronic inflammatory conditions, and to eventually obtain regulatory approval to initiate early-phase clinical trials by mid to late 2022 or as soon as possible thereafter. The Second Oxford Agreement had an initial term of one year beginning on March 22, 2019, but was extended by amendment to March 31, 2020, or any later date agreed to by the parties, unless terminated earlier. The Second Oxford Agreement was not extended any further after March 31, 2020, and CannU.K.’s relationship with Oxford continued with additional agreements with Oxford, as described below.

CannU.K., as the sponsor of the Research Project, made the following payments to Oxford pursuant to the Second Oxford Agreement:

Milestone	Milestone Fee
Signature of the Oxford Agreement	£166,800
6 months post start of the Research Project	£166,800
9 months post start of the Research Project	£166,800
12 months post start of the Research Project, after report	£55,600

On September 18, 2020, CannU.K. entered into another research agreement with Oxford (the “Third Oxford Agreement”), pursuant to which CannU.K. sponsors work led by Prof. Nanchahal at the University of Oxford to investigate the mechanisms underlying fibrosis. In connection with the agreement, CannU.K. initially provided $100,000 and then at 6-month intervals further funding to support the salary of Dr. Lynn Williams and consumables.

CannU.K., as the sponsor, agreed to make the following payments to Oxford pursuant to the Third Oxford Agreement:

Milestone	Amount Due (excluding VAT)
30 days post signing of the Third Oxford Agreement	£80,000
6 months post signing of the Third Oxford Agreement	£178,867
12 months post signing of the Third Oxford Agreement	£178,867
24 months post signing of the Third Oxford Agreement	£178,867
36 months post signing of the Third Oxford Agreement	£178,867

On September 21, 2020, CannU.K. entered into another research agreement with Oxford (the “Fourth Oxford Agreement”), pursuant to which CannU.K. agreed to sponsor work at the University of Oxford to develop and characterize novel cannabinoid derived new chemical entities (NCEs) for the treatment of inflammatory diseases towards initiation of early phase clinical trials in patients within a period of 3 years.

CannU.K., as the sponsor, agreed to make the following payments to Oxford pursuant to the Fourth Oxford Agreement:

Milestone	Amount Due (excluding VAT)
30 days post signing of the Fourth Oxford Agreement	£101,778
6 months post signing of the Fourth Oxford Agreement	£101,778
12 months post signing of the Fourth Oxford Agreement	£101,778
18 months post signing of the Fourth Oxford Agreement	£101,778
24 months post signing of the Fourth Oxford Agreement	£101,778

On March 22, 2022, CannU.K. entered into an amendment to the Fourth Oxford Agreement, to extend the research period to December 31, 2023, at no additional cost to CannU.K.

On May 24, 2021, CannU.K. entered into another research agreement with Oxford (the “Fifth Oxford Agreement”), pursuant to which CannU.K. will sponsor work at the University of Oxford to conduct a multi-center, randomized, double blind, parallel group, feasibility study of anti-TNF injection for the treatment of adults with frozen shoulder during the pain-predominant phase.

CannU.K., as the sponsor, agreed to make the following payments to Oxford pursuant to the Fifth Oxford Agreement:

Milestone	Amount Due (excluding VAT)
Upon signing of the Fifth Oxford Agreement	£70,546
6 months post signing of the Fifth Oxford Agreement	£70,546
12 months post signing of the Fifth Oxford Agreement	£70,546
24 months post signing of the Fifth Oxford Agreement	£70,546

Oxford License Agreement

On November 3, 2021, we entered into an exclusive license agreement with Oxford University Innovation Limited (“Oxford License Agreement”), pursuant to which we were granted the rights to certain patents related to the HMGB1 molecule for liver regeneration.

Pursuant to the Oxford License Agreement, the Company agreed to the following payment terms:

Payment	Amount Due
Past patent costs	£49,207
License fee	£10,000
Annual maintenance fee	£3,000

Milestone	Amount Due
Submission of IND	£25,000
1st Subject dosed in Phase I studies for each product, each indication	£25,000
1st Subject dosed in Phase II studies for each product, each indication	£100,000
1st Subject dosed in Phase III studies for each product, each indication	£50,000
Submission of New Drug Application for each product for each indication	£50,000
Issued US patent, per patent	£5,000
Receipt of Regulatory Approval in the US for each product for each indication	£1,250,000
Receipt of Regulatory Approval in the EU or U.K. for each product for each indication	£550,000
Receipt of Regulatory Approval in the Japan for each product for each indication	£150,000
Aggregate Net Sales Exceed $5Bn	£10,000,000
Aggregate Net Sales Exceed $10Bn	£50,000,000

Net Sales (US$)	Royalty Rate
< $250M	1.00%
$250M - $1B	2.00%
$1B - $10B	3.00%
> $10B	3.50%

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

As consideration for the grant of the Stanford Licensed Patents, Katexco paid Stanford an initial fee of $50,000, inclusive of the Option Payment. The Company also issued 111,466 common shares to Stanford, and provided a letter stating the value of such shares. A portion of the shares issued to Stanford were later distributed to five individuals, including our Chief Scientific Officer and co-chairman.

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

We can terminate the Stanford License Agreement without cause by providing a 30-day notice. In the case of a change of control, upon the assignment of the Stanford License Agreement, Katexco is obligated to pay Stanford a $200,000 change of control fee. The Stanford License Agreement also provides Stanford with the right to purchase for cash up to either (i) 10% or (ii) the percentage necessary for Stanford to maintain its pro rata ownership interest in Katexco, of Katexco’s equity securities issued in a private offering. The shares issued to Stanford in connection with the Stanford License Agreement, gave Stanford and the five individuals who received a portion of the shares a total ownership of 2.11% in Katexco’s stock, prior to the July 2019, corporate restructuring completed between 180 and each of 180 LP, Katexco and CBR Pharma, pursuant to which 180 LP, Katexco and CBR Pharma became wholly-owned subsidiaries of 180LS (the “Reorganization”) under the Business Corporations Act (British Columbia).

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

Inflammation consultancy Agreements with each of Prof. Sir Marc Feldmann and Prof. Jagdeep Nanchahal

On November 1, 2013, our wholly-owned subsidiary 180 LP entered into letter agreements regarding inflammation consultancy services (each, an “Inflammation Consultancy Agreement”, and, collectively, the “Inflammation Consultancy Agreements”) with Isis Innovation Limited for the services of each of Prof. Sir Marc Feldmann and Prof. Jagdeep Nanchahal (each, an “Inflammation Consultant”). Pursuant to the Inflammation Consultancy Agreements, each Inflammation Consultant agreed to provide advice and expertise on inflammatory and degenerative diseases including fibrosis as exemplified by Dupuytren’s Contracture and osteoinduction (bone formation), in relation to the technology, programs and products of 180 LP, and, specifically, to provide general and specific advice and guidance on how 180 LP might further develop its different programs that are ongoing, contemplated, or conceived at or by 180 LP (the “Inflammation Consulting Services”).

In consideration of the Inflammation Consulting Services, Prof. Sir Marc Feldmann and Prof. Jagdeep Nanchahal were paid a fixed fee of $500 and $10,000 per annum, respectively.

The initial term of each Advisory Services Agreement was until November 1, 2015. On November 8, 2015, each of the Advisory Services Agreement was extended until November 1, 2020. A new contract with Prof. Jagdeep Nanchahal is described below. Prof. Sir Marc Feldmann has an employment agreement with CannU.K. which is described below.

Prof . Jagdeep Nanchahal Consulting Agreement

On February 25, 2021, we (and CannBioRex Pharma Limited, which was added as a party to the agreement later), entered into a Consultancy Agreement dated February 22, 2021, and effective December 1, 2020, with Prof. Jagdeep Nanchahal (as amended, the “Consulting Agreement”). Prof. Nanchahal has been providing services to the Company and/or its subsidiaries since 2014, and is currently a greater than 5% stockholder of the Company and the Chairman of our Clinical Advisory Board.

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

Prof. Nanchahal is a surgeon scientist focusing on defining the molecular mechanisms of common diseases and translating his findings through to early phase clinical trials. He undertook his PhD, funded by the U.K. Medical Research Council, whilst a medical student in London and led a lab group funded by external grants throughout his surgical training. After completing fellowships in microsurgery and hand surgery in the USA and Australia, he was appointed as a senior lecturer at Imperial College. His research is focused on promoting tissue regeneration by targeting endogenous stem cells and reducing fibrosis. In 2013 his group identified anti-tumor necrosis factor (TNF) as therapeutic target for Dupuytren’s Contracture, a common fibrotic condition of the hand. He is currently leading a Phase 2b clinical trial funded by the Wellcome Trust and Department of Health to assess the efficacy of local administration of anti-TNF in patients with early-stage Dupuytren’s Contracture and a clinical trial for patients with early-stage frozen shoulder. He is a proponent of evidence-based medicine and was the only plastic surgery member of the NICE Guidance Development Groups on complex and non-complex fractures. He was a member of the group that wrote the Standards for the Management of Open Fractures published in 2020. This is an open-source publication to facilitate the care of patients with these severe injuries.

Pursuant to the Consulting Agreement, Prof. Nanchahal agreed, during the term of the agreement, to serve as a consultant to the Company and provide such services as the Chief Executive Officer and/or the board of directors of the Company shall request from time to time, including but not be limited to: (1) conducting clinical trials in the fields of Dupuytren’s Contracture, frozen shoulder and post-operative delirium/cognitive decline; and (2) conducting laboratory research in other fibrotic disorders, including fibrosis of the liver and lung (collectively, the “Services”).

In consideration for providing the Services, the Company (through CannBioRex Pharma Limited) agreed to pay Prof. Nanchahal 15,000 British Pounds (GBP) per month (approximately $20,800) during the term of the agreement, increasing to GBP 23,000 (approximately $32,000) on the date (a) of publication of the data from the phase 2b clinical trial for Dupuytren’s Contracture (RIDD) and (b) the date that the Company has successfully raised over $15 million in capital. The fee will increase annually thereafter to reflect progression in other clinical trials and laboratory research as approved by the board of directors. The Company also agreed to pay Prof. Nanchahal a bonus (“Bonus 1”) in the sum of GBP 100,000 upon submission of the Dupuytren’s Contracture clinical trial data for publication in a peer-reviewed journal, which submission occurred in December 2021, and which bonus was paid in December 2021. In addition, for prior work performed, including completion of the recruitment to the RIDD (Dupuytren’s) trial, the Company agreed to pay Prof. Nanchahal GBP 434,673 (approximately $605,000) (“Bonus 2”). At the election of Prof. Nanchahal, Bonus 2 shall be paid at least 50% (fifty percent) or more, as Prof. Nanchahal elects, in shares of the Company’s common stock, at a share price of $3.00 per share, or the share price on the date of the grant, whichever is lower, with the remainder paid in GBP. Bonus 2 shall be deemed earned and payable upon the Company raising a minimum of $15 million in additional funding, through the sale of debt or equity, after December 1, 2020 (the “Vesting Date”) and shall not be accrued, due or payable prior to such Vesting Date. Bonus 2 shall be payable by the Company within 30 calendar days of the Vesting Date. Finally, Prof. Nanchahal shall receive another one-time bonus (“Bonus 3”) of GBP 5,000 (approximately $7,000) on enrollment of the first patient to the phase 2 frozen shoulder trial, and another one-time bonus (“Bonus 4”) of GBP 5,000 (approximately $7,000) for enrollment of the first patient to the phase 2 delirium/POCD trial. On March 30, 2021, the Company issued Prof. Nanchahal 100,699 shares of Company common stock in lieu of GBP 217,337 and on April 15, 2021, the Company issued Prof. Nanchahal 37,715 shares of Company common stock in lieu of GBP 82,588. The Company also waived the requirement for the Company having to raise $15 million in order for Prof. Nanchahal to agree to receive an aggregate of GBP 300,000 via the issuance of shares. Prof. Nanchahal agreed that the remaining GBP 134,673 that is due pursuant to Bonus 2 shall be paid after the Company has raised a minimum of $15 million in additional funding. On August 23, 2021, at the request of Prof. Nanchahal, the Company agreed to issue Prof. Nanchahal 61,535 shares of common stock in consideration for the remaining 31% (or 134,748.63 GBP, or $184,605.62) of Bonus 2, based on a $3.00 per share price. The shares were issued under the Company’s 2020 Omnibus Incentive Plan, which has been approved by stockholders.

Notwithstanding the above, the board of directors or Compensation Committee of the Company may grant Prof. Nanchahal additional bonuses from time to time in their discretion, in cash, stock or options.

The Consulting Agreement has an initial term of three years, and renews thereafter for additional three-year terms, until terminated as provided in the agreement. The Consulting Agreement can be terminated by either party with 12 months prior written notice (provided the Company’s right to terminate the agreement may only be exercised if Prof. Nanchahal fails to perform his required duties under the Consulting Agreement), or by the Company immediately if (a) Prof. Nanchahal fails or neglects efficiently and diligently to perform the Services or is guilty of any breach of its or his obligations under the agreement (including any consent granted under it); (b) Prof. Nanchahal is guilty of any fraud or dishonesty or acts in a manner (whether in the performance of the Services or otherwise) which, in the reasonable opinion of the Company, has brought or is likely to bring Prof. Nanchahal, the Company or any of its affiliates into disrepute or is convicted of an arrestable offence (other than a road traffic offence for which a non-custodial penalty is imposed); or (c) Prof. Nanchahal becomes bankrupt or makes any arrangement or composition with his creditors. If the Consulting Agreement is terminated by the Company for any reason other than cause, Prof. Nanchahal is entitled to a lump sum payment of 12 months of his fee as at the date of termination.

The Consulting Agreement includes a 12 month non-compete and non-solicitation obligation of Prof. Nanchahal, preventing him from competing against the Company in any part of any country in which he was actively engaged in the Company’s business, subject to certain exceptions, including research conducted at the University of Oxford. The Consulting Agreement also includes customary confidentiality and assignment of inventions provisions, in each case subject to the Company’s previously existing agreements with various universities, including the University of Oxford, where Prof. Nanchahal serves as a Professor of Hand, Plastic and Reconstructive Surgery.

Service Agreement with Prof. Sir Marc Feldmann

On June 1, 2018, CannBioRex Pharma Limited (“CannBioRex”) and Prof. Sir Marc Feldmann Ph.D., our Executive Co-Chairman, entered into a Service Agreement (the “Feldmann Employment Agreement”). Pursuant to the Feldmann Employment Agreement, Prof. Sir Feldmann serves as the Chairman, CEO and Executive Director of CannBioRex or in such other capacity consistent with his status. Prof. Sir Feldmann’s responsibilities include those customary for the roles in which he serves. Prof. Sir Feldmann receives compensation of £115,000 per year, with annual compensation reviewed by the Board and eligibility for discretionary bonuses, as determined by the Board. CannBioRex also reimburses Prof. Sir Feldmann’s travelling and other business expenses.

Pursuant to the Feldmann Employment Agreement, all intellectual property rights created by Prof. Sir Feldmann or related to his employment belong to and vest in CannBioRex.

The Feldmann Employment Agreement contains a customary non-compete clause prohibiting Prof. Sir Feldmann from working for any competing businesses during the term of his employment, or holding equity in other businesses, except he may hold or beneficially own securities of publicly-traded companies if the aggregate beneficial interests of him and his family does not exceed 5% of that class of securities.

Prof. Sir Feldmann is also prohibited for 12 months following termination (the “Post-Termination Period”) be involved in any capacity with a competing business or potential joint venturer in the United Kingdom or in any other country. During the Post-Termination Period, he may not solicit business from CannBioRex and its affiliates’ customers; or any company with whom he was activity involved in the course of his employment; or about which he holds confidential information. Prof. Sir Feldmann further covenants to not interfere with CannBioRex’s business relationships by inducing or attempting to induce suppliers to take adverse actions during the Post-Termination Period. He also agrees not to induce or attempt to induce any CannBioRex employee to leave the company during the Post-Termination Period. The Feldmann Employment Agreement contains customary non-disclosure and confidentiality obligations, sick leave and vacation time.

The Feldmann Employment Agreement does not have a fixed term. Either party may terminate the agreement by delivering written notice 9 months in advance. CannBioRex may also terminate the Feldmann Employment Agreement at any time with immediate effect by giving written notice. If CannBioRex terminates Prof. Sir Feldmann’s employment without providing 9 months written notice, he will become entitled to a payment equal to his basic salary he would have been entitled to receive if 9 months’ notice were given. The governing law for the Feldmann Employment Agreement is the law of England.

The Board of Directors, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee) or separately, may also award Prof. Sir Feldmann bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion.

On November 17, 2021, the Board of Directors, as recommended by the Compensation Committee, increased the salary of Prof. Sir Feldmann to $225,000 per annum.

On December 8, 2021, Prof. Sir Feldmann was granted stock options to purchase 25,000 shares of the Company’s common stock, which have a term of 10 years; an exercise price equal to the fair market value of the Company’s common stock on the date of grant, $3.95 per share, and are subject to the Company’s 2020 Omnibus Incentive Plan.

Consultancy Agreement with Prof. Lawrence Steinman

On May 31, 2018, CannBioRex Pharma Limited (“CannBioRex”) and Prof. Lawrence Steinman, our Executive Co-Chairman, entered into a Consultancy Agreement (the “Steinman Agreement”). Prof. Steinman committed to making himself available to provide services to CannBioRex that it may require of Prof. Steinman’s expertise. In consideration for the services provided, CannBioRex will pay Prof. Steinman approximately $50,000 per year, in monthly installments. Prof. Steinman is also entitled to reimbursement of all business expenses, including travel.

Although Prof. Steinman is not prohibited from engaging in other business activities during the term of the agreement, he must remain compliant with the terms of the agreement and seek prior written consent before conducting business with a business similar to, or competitive with, CannBioRex. The Steinman Agreement contains customary confidentiality and assignment of intellectual property provisions.

The Steinman Agreement had a two-year term. The agreement may be terminated earlier by Prof. Steinman or CannBioRex with six months’ written notice. CannBioRex may terminate the agreement at any time with immediate effect if Prof. Steinman fails or neglects to efficiently and diligently perform services pursuant to the agreement or breaches its terms; is guilty of fraud, dishonesty or acts in a manner which the Company reasonably deems is likely to disparage himself or the Company; becomes unable to provide services for ten working days in any month; or Prof. Steinman becomes bankrupt or arranges for compromises with his creditors. Upon termination of the Steinman Agreement, Prof. Steinman must return property related to the consultancy and delete his own electronic records. The parties have continued to operate under the terms of the agreement even though the agreement expired.

In addition, Prof. Steinman had a verbal agreement with Katexco Pharmaceuticals Corp., a wholly-owned subsidiary of the Company to provide services for $100,000 per year, since Katexco’s incorporation in 2018.

Both of these agreements have been terminated and replaced with a new consulting agreement with 180 Life Sciences, as described in detail below.

Lawrence Steinman, M.D. Consulting Agreement

On November 17, 2021, and effective on November 1, 2021, the Company entered into a Consulting Agreement with Lawrence Steinman, M.D., the Company’s Executive Co-Chairman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Steinman agreed to provide certain consulting services to the Company, including, but not limited to, participating in defining and setting strategic objectives of the Company; actively seeking out acquisition and merger candidates; and having primary scientific responsibility for the Company’s á7nAChR platform (collectively, the “Services”). The term of the agreement is for one year (the “Initial Term”); provided that the agreement automatically extends for additional one year periods after the Initial Term (each an “Automatic Renewal Term” and the Initial Term together with all Automatic Renewal Terms, if any, the “Term”), subject to the Renewal Requirements (described below), in the event that neither party provided the other written notice of their intent not to automatically extend the term of the agreement at least 30 days prior to the end of the Initial Term or any Automatic Renewal Term. The Term can only be extended for an Automatic Renewal Term, provided that (i) Dr. Steinman is re-elected to the Board of Directors (the “Board”) at the Annual Meeting of Stockholders of the Company immediately preceding the date that such Automatic Renewal Term begins; (ii) the Board affirms his appointment as Co-Chairman for the applicable Automatic Renewal Term (or fails to appoint someone else as Co-Chairman prior to such applicable Automatic Renewal Term) and (iii) Dr. Steinman is continuing in his role of having the responsibility for the scientific development for the Company’s á7nAChR platform (the “Renewal Requirements”). The Consulting Agreement also expires immediately upon the earlier of: (i) the date upon which Dr. Steinman no longer serves as Co-Chairman and no longer has primary scientific responsibility for our á7nAChR platform; and (ii) any earlier date requested by either (1) the Company (as evidenced by a vote of a majority of the Board (excluding Dr. Steinman) at a meeting of the Board), or (2) Dr. Steinman (as evidenced by written notice from Dr. Steinman to the Board). Additionally, the Company may terminate the Consulting Agreement immediately and without prior notice if Dr. Steinman is unable or refuses to perform the Services, and either party may terminate the Consulting Agreement immediately and without prior notice if the other party is in breach of any material provision of the Consulting Agreement.

The Company agreed to pay Dr. Steinman $225,000 per year during the term of the agreement, along with a one-time payment of $43,750, representing the difference between his old compensation and new compensation, dating back to April 1, 2021. Pursuant to the Consulting Agreement, Dr. Steinman agreed to not compete against the Company, unless approved in writing by the Board of Directors, during the term of the agreement, and also agreed to certain customary confidentiality provisions and assignment of inventions requirements. The Consulting Agreement also has a 12 month non-solicitation prohibition following its termination.

On December 8, 2021, Dr. Steinman was also granted stock options to purchase 25,000 shares of the Company’s common stock, which have a term of 10 years; an exercise price equal to the fair market value of the Company’s common stock on the date of grant, $3.95 per share, and are subject to the Company’s 2020 Omnibus Incentive Plan. In addition, beginning in calendar year 2022, for each year during the Term of the Consulting Agreement, the Company will, subject to future approval by the Board, grant Dr. Steinman $125,000 of value of equity compensation. Future equity grants will vest over a 48 month period and be in accordance with the Plan. Timing of the future grants, nature of the equity grants (e.g., RSU, PSU, restricted stock, etc.) and any changes in the value of future equity will be recommended by the Company’s Compensation Committee and/or Audit Committee and approved by the Board.

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary elements of our product candidates, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights. We have sought, and will continue to seek, patent protection in the U.S., U.K., Europe and other countries for our proprietary technologies. Our intellectual property portfolio as of March 28, 2022, includes sixteen patent families with issued and/or pending claims, pharmaceutical formulations, drug delivery and the therapeutic uses of SCAs, as well as know-how and trade secrets, when including patents held by our partners of which we have exclusive rights.

Within the U.S., we and/or our partners have licensed eight issued patents and thirteen pending patent applications under active prosecution. Outside of the U.S., assuming the E.U. as a single jurisdiction, there are an additional twelve issued patents and 23 pending patent applications under active prosecution. Our policy is to seek patent protection for the technology, inventions and improvements that we consider important to the development of our business, but only in those cases where we believe that the costs of obtaining patent protection is justified by the commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities. We also rely on trademarks, trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

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

Dupuytren’s Contracture

Our treatment is for early-stage Dupuytren’s Contracture, for which, to our knowledge, there is no approved treatment. Existing treatments focus on late stage Dupuytren’s Contracture, when the fingers are irreversibly curled into the palm. Surgery remains the typical standard treatment but the relatively long post-operative rehabilitation has driven the reach for less invasive techniques. Xiaflex, a drug developed by Auxilium, has shown effective in treating patients with developed contractures although many patients experience relatively mild side effects. An alternative approach is disruption of the late-stage cords with a needle and data from a comparative clinical trial published in the Journal of Bone and Joint Surgery (American) in 2018 showed similar recurrence rates between collagenase and percutaneous needle fasciotomy at 2 years. A clinical trial funded by the National Institute for Health Research Health Technology Assessment Programme (U.K.) is currently underway in the U.K., comparing the cost efficacy of surgery for Dupuytren’s Contracture with collagenase treatment. The aims of the study are to determine (i) whether collagenase injections are as effective and as safe as surgery for treating this condition and (ii) the costs of both treatments.

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

Government Regulation

We have obtained regulatory approvals from the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) and the Dutch Centrale Commissie Mensgebonden Onderzoek (CCMO), as well as from the relevant accredited ethics committees, in order to perform clinical trials in the U.K. and The Netherlands solely for indications under the anti-TNF platform. We have not held any meetings with, and no applications or requests for approval have been submitted to, the U.S. Food and Drug Administration (“FDA”) for any indications or products under the anti-TNF platform at this time.

FDA Approval Process

In the U.S., pharmaceutical products, including drugs and biologics, are subject to extensive regulation by FDA. Under the U.S. Federal Food, Drug, and Cosmetic Act (the “FDC Act”), a “drug” is defined to include “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” 21 USC 321(g). Like all drugs, biological products are also used for the treatment, prevention or cure of disease in humans. However, in contrast to chemically synthesized small molecular weight drugs, which have a well-defined structure and can be thoroughly characterized, biological products are generally derived from living material, such as human, animal, or microorganism, are complex in structure, and thus are always fully characterized.  The U.S. Public Health Servicer Act (the PHS Act”) defines a biological product as a “virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, or analogous product … applicable to the prevention, treatment, or cure of a disease or condition of human beings.” 42 USC 262(i). FDA regulations and policies have established that biological products include blood-derived products, vaccines, in vivo diagnostic allergenic products, immunoglobulin products, products containing cells or microorganisms, and most protein products.  Biological products subject to the PHS Act also meet the definition of drugs under the FDC Act. Biological products are a subset of drugs, and therefore both are regulated under provisions of the FDC Act.  However, only biological products are licensed under section 351 of the PHS Act, although some therapeutic protein products have been approved under section 505 of the FDC Act rather than the PHS Act.)

The FDC Act, PHS Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of drugs and biologics. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, withdrawal of approvals, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Drug and biologic development in the U.S. typically involves pre-clinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence. For commercial approval, the sponsor must submit adequate tests by all methods reasonably applicable to show that the drug/biologic is safe for use under the conditions prescribed, recommended or suggested in the proposed labeling. The sponsor must also submit substantial evidence, generally consisting of adequate, well-controlled clinical trials to establish that the drug/biologic will have the effect it purports or is represented to have under the conditions of use prescribed, recommended or suggested in the proposed labeling, including meeting FDA standards for safety, and efficacy for drugs or purity and potency for biologics. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product candidate or disease.

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

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not imposed a clinical hold on the IND or otherwise commented or questioned the IND within this 30-day period, the IND is deemed issued, and the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug/biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with GCP, an international standard and U.S. legal requirement meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, (ii) in compliance with other federal regulations, and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Clinical trials to support NDAs/BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or otherwise vary in particular circumstances. In Phase 1, the initial introduction of the drug/biologic into healthy human subjects or patients, the drug/biologic is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug/biologic for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug/biologic and to provide adequate information for the labeling of the drug/biologic. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug/biologic. The FDA may, however, determine that a single Phase 3 trial with other confirmatory evidence may be sufficient in some instances. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval in order to gather additional information on the drug’s/biologic’s effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs/biologics, other post-market requirements may be imposed.

After completion of the required clinical testing, a New Drug Application (“NDA”)/Biologics License Application (“BLA”) is prepared and submitted to the FDA. The FDA approval of the NDA/BLA is required before marketing of the product candidate may begin in the U.S. The NDA/BLA must include the results of all pre-clinical, clinical, and other testing and a compilation of data relating to the product candidate’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA/BLA is substantial. Under federal law, the submission of most NDAs/BLAs is also subject to an application user fee, which, for the fiscal year 2022, was in the amount of approximately $3.1 million.

The FDA has 60 days from its receipt of an NDA/BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the Prescription Drug User Fee Act, the FDA has agreed to certain performance goals in the review of NDAs/BLAs. The FDA’s current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs/BLAs within 10 months of receipt and within six months for priority NDAs/BLAs, but two additional months are added to standard and priority NDAs/BLAs for a new molecular entity/reference biologic. A drug/biologic is eligible for priority review if it addresses an unmet medical need in a serious or life-threatening disease or condition. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. These timelines are not legally binding on the FDA.

The FDA may also refer applications for novel drug/biologic products, or drug/biologic products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA/BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product candidate unless compliance with Good Manufacturing Practice regulations (“GMPs”), is satisfactory and the NDA/BLA contains data that provide substantial evidence that the drug is safe and effective, or the biologic meets the standards for safety, purity, and potency in the indication studied.

After the FDA evaluates the NDA/BLA and the manufacturing facilities, the FDA issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA/BLA, the FDA will issue an approval letter. The FDA has committed to reviewing 90 percent of resubmissions within two or six months depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

An approval letter authorizes commercial marketing of the drug/biologic with specific prescribing information for specific indications. As a condition of NDA/BLA approval, the FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”), to help ensure that the benefits of the drug/biologic outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and Elements to Assure Safe Use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug/biologic. Moreover, product candidate approval may require substantial post approval testing and surveillance to monitor the drug’s/biologic’s safety or efficacy. Once granted, product candidate approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs/biologics, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health. Information related to the product candidate, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of these trials after completion. The deadline for submitting the results of these trials can be extended for up to two years if the sponsor certifies that it is seeking approval of an unapproved product or that it will file an application for approval of a new indication for an approved product within one year. Competitors may use the publicly available information to gain knowledge regarding the design and progress of our development programs.

Fast Track Designation and Accelerated Approval

If our drug/biologic candidate meets the requirements of the FDA’s fast track program, we would seek to have our drug/biologic candidate expedited through this program. The FDA has programs to facilitate the development, and expedite the review, of drugs/biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast-track program, the sponsor of a new drug/biologic candidate may request that the FDA designate the drug/biologic candidate for a specific indication as a fast track drug/biologic concurrent with, or after, the filing of the IND for the drug/biologic candidate. The FDA must determine if the drug/biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track drug’s/biologic’s NDA/BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA/BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data emerging in the clinical trial process.

Under the FDA’s accelerated approval regulations, the FDA may approve a drug/biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug/biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post- approval clinical trials to confirm clinical benefit. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug/biologic from the market on an expedited basis. Unless otherwise informed by the FDA, for an accelerated approval product/biologic, an applicant must submit to the FDA for consideration during the preapproval review period copies of all promotional materials, including promotional labeling as well as advertisements, intended for dissemination or publication within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the applicant must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the labeling or initial publication of the advertisement.

Breakthrough Therapy Designation

As with the FDA’s fast track program, if our drug/biologic candidate meets the requirements to receive the FDA’s Breakthrough Therapy designation, we would seek to have our drug/biologic candidate expedited through this program. The FDA’s Breakthrough Therapy designation program is intended to expedite the development and review of products that treat serious or life-threatening diseases or conditions. A Breakthrough Therapy is defined, under the Food and Drug Administration Safety and Innovation Act, as a drug/biologic that is intended, alone or in combination with one or more other drugs/biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug/biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of fast-track designation, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy designation is a distinct status from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.

Fast track designation, accelerated approval, priority review, and Breakthrough Therapy designation do not change the standards for approval but may expedite the development or approval process. Even if the FDA grants one of these designations, the FDA may later decide that the drug/biologic products no longer meet the conditions for qualification.

Orange Book Listing and Patent Certification

Based on amendments to the FDC Act made by the Drug Price Competition and Innovation Act of 1984 (commonly known as Hatch-Waxman), in seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product candidate or a claimed method of use of the product candidate. Upon approval of a drug, each of the eligible patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book must, in turn, be the subject of a special certification by the filer of an abbreviated new drug application (“ANDA”), for a generic version of the drug, or by the applicant of a hybrid application known as a 505(b)(2) application. An ANDA provides for marketing of a drug product candidate that has the same active ingredient(s) in the same strengths and dosage form as the reference listed innovator drug and has been shown to be bioequivalent to the reference listed drug. Other than the requirement for bioequivalence testing (absent a waiver), ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product candidate. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, are considered therapeutically equivalent to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Sponsors may also seek to market versions of drug products via a section 505(b)(2) application, which is an NDA pathway that allows an applicant to seek approval for a drug product based on full safety and efficacy documentation, some of which may be from literature or conducted by others and for which the applicant does not have the right of reference. NDA Section 505(b)(2) applications may be submitted for drug products that represent a modification, such as a new indication or new dosage form, of a previously approved drug. Section 505(b)(2) applications may rely on the FDA’s previous findings for the safety and effectiveness of the previously approved drug in addition to information obtained by the 505(b)(2) applicant to support the modification of the previously approved drug. Preparing Section 505(b)(2) applications may be less costly and time-consuming than preparing an NDA based entirely on new data and information. Section 505(b)(2) applications are subject to the same patent certification procedures as an ANDA.

New Chemical Entity Exclusivity and Clinical Investigation Exclusivity

Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA or 505(b)(2) application seeking approval of a drug that references a version of the NCE drug. Certain changes to a drug, such as the addition of a new indication to the package insert with new clinical studies required for approval, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) application that includes the change.

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

Orphan Designation and Exclusivity

FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S. and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the U.S.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, the first NDA or BLA applicant to receive orphan drug designation for a particular drug is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years in the U.S., except in limited circumstances. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

Pediatric Studies and Exclusivity

NDAs and BLAs must contain data to assess the safety and effectiveness of an investigational new drug product for the claimed indications in all relevant pediatric populations in order to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. Discussions about pediatric development plans can be discussed with the FDA at any time, but usually occur any time between the end-of-Phase 2 meeting and submission of the NDA or BLA. Unless otherwise required by regulation, the requirements for pediatric data do not apply to any drug for an indication for which orphan designation has been granted.

Pediatric exclusivity is another type of non-patent exclusivity in the U.S. that may be granted if certain FDA requirements are met, such as FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits, and the applicant agrees to perform and report on FDA-requested studies within a certain time frame. Pediatric exclusivity adds a period of six months of exclusivity to the end of all existing marketing exclusivity and patents held by the sponsor for that active moiety. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application relying on the NDA or BLA sponsor’s data.

Biologics Exclusivity and Biosimilars

The Patient Protection and Affordable Care Act of 2010, or Affordable Care Act, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which amended the PHS Act to create an abbreviated approval pathway under section 351(k) of the PHS Act for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product originally licensed under section 351(a) of the PHS Act.

A reference biologic is granted twelve years of marketing exclusivity from the time of first licensure of the reference product, during which time a 351(k) application for a biosimilar of the reference product may not be approved. The reference biologic is also granted four years of so-called data exclusivity, during which time a 351(k) application for a biosimilar of the reference product may not be submitted for review. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) eighteen months after approval if there is no legal challenge, (iii) eighteen months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

Biologic Patent Information

In contrast to small molecule drugs, for which applicants are required to submit patent information with their NDAs and certain supplements, an applicant seeking licensure of a biological product need not submit patent information in its BLA or supplements.  Also, unlike small molecule drugs, for which the approvability of ANDAs and 505(b)(2) NDAs is impacted by the status of listed patents for the reference NDA drug product, the approvability of section 351(k) applications for biosimilar products is presently delinked from the various processes for resolving patent disputes.  Biosimilar applicants have a choice whether to engage in the patent litigation provisions of the BPCIA, colloquially known as the “patent dance,” to identify and litigate a defined list of patents. However, unlike the listing of small molecule reference listed drugs and patents in the “Orange Book,” there had not been a process for listing patents in FDA’s List of Licensed Biological Products, commonly known as the “Purple Book.” Recently, in December 2020 Congress enacted the Biological Product Patent Transparency Act (“BPPT”) (originally introduced as the Purple Book Continuity Act created section 351(k)(9) of the PHS Act. That section requires that a biological product reference sponsor that provides a biosimilar applicant with a patent list as part of the “Patent Dance” BPCIA patent litigation process must now submit those lists to FDA within 30 days, and further, as of June 2021 FDA is required to make those lists (along with any revisions or updates) public in the Purple Book database.

Patent Term Extension

After NDA or BLA approval, owners of relevant drug or biologic patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the product’s testing phase — the time between IND submission and NDA or BLA submission — and all of the review phase — the time between NDA submission and approval up to a maximum of five years. The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office (USPTO) must determine that approval of the product covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA or BLA has not been submitted.

Advertising and Promotion

Once an NDA or BLA is approved, a product candidate will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs and biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

Drugs and biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Post-Approval Changes

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA/BLA or NDA/BLA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Adverse Event Reporting and GMP Compliance

Adverse event reporting on an expedited basis and submission of periodic adverse event reports is required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform GMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with GMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with GMPs. Regulatory authorities may withdraw product approvals, issue warning letters, request product recalls or take other enforcement actions if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

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

U.K./Europe/Rest of World Government Regulation

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

In the U.K., medicinal products are subject to extensive regulation by the Medicines and Healthcare products Regulatory Agency (“MHRA”), which is an executive agency, sponsored by the Department of Health and Social Care. MHRA regulates by ensuring that medicines, medical devices and blood components for transfusion meet applicable standards of safety, quality and efficacy, in addition to supporting innovation and research and development that is beneficial to public health.

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

Requirements for the conduct of clinical trials in the U.K. and EU, including GCP, are implemented in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the EU has been implemented through national legislation of EU member states. Under this system, approval must be obtained from the relevant competent national authority of each EU member state in which a clinical trial is planned. A CTA must be submitted and supported by an investigational medicinal product dossier along with additional supporting information pursuant to Directive 2001/20/EC, Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only commence after a competent ethics committee has issued a favorable opinion on the clinical trial application in the U.K. or the specific EU member state.

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

To obtain regulatory approval to place a drug on the market in the U.K. or EU countries, we must submit a marketing authorization application. This application is similar to the NDA in the U.S., with the exception of, among other things, country-specific document requirements. All application procedures require an application in the common technical document, format, which includes the submission of detailed information about the manufacturing and quality of the product, and nonclinical and clinical trial information. Drugs can be authorized in the U.K. or EU by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, (iii) the decentralized procedure or (iv) national authorization procedures.

The European Commission created the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the U.K. and EU and, by extension (after national implementing decisions) in Iceland, Liechtenstein and Norway, which, together with the EU member states, comprise the European Economic Area. Applicants file marketing authorization applications with the European Medicines Agency (EMA), where they are reviewed by a relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use (“CHMP”). The European Medicines Agency (“EMA”) forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. This procedure results in a single marketing authorization granted by the European Commission that is valid across the EU, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the voluntary request of the applicant also be used for human drugs that do not fall within the above-mentioned categories if the CHMP agrees that the human drug (a) contains a new active substance not yet approved on November 20, 2005; (b) constitutes a significant therapeutic, scientific or technical innovation or (c) authorization under the centralized procedure is in the interests of patients at the EU level.

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

Mutual Recognition Procedure

The mutual recognition procedure (“MRP”), for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the U.K. and EU. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and must be used if the product has already been authorized in one or more member states.

The characteristic of the MRP is that the procedure builds on an already-existing marketing authorization in the U.K. or a member state of the EU that is used as a reference in order to obtain marketing authorizations in other EU member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the EU and subsequently marketing authorization applications are made in other EU member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. The concerned member states are required to grant an authorization recognizing the existing authorization in the reference member state, unless they identify a serious risk to public health.

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

Data Exclusivity

In the U.K. and EU, marketing authorization applications for generic medicinal products do not need to include the results of pre-clinical and clinical trials, but instead can refer to the data included in the marketing authorization of a reference product for which regulatory data exclusivity has expired. If a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.

Orphan Medicinal Products

The EMA’s Committee for Orphan Medicinal Products (“COMP”), may recommend orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the U.K. and EU would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan medicinal product designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication. Following a positive opinion by the COMP, the European Commission generally grants orphan status within 30 days. When the draft decision of the European Commission is not aligned with the COMP opinion, the COMP will reassess orphan status in parallel with EMA review of a marketing authorization application and orphan status may be withdrawn at if the drug no longer fulfills the orphan criteria (for instance, because a new product was approved for the indication and no data is available to demonstrate a significant benefit over that new product). Orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing authorization. During this period, the competent authorities may not accept or approve any similar medicinal product for the same therapeutic indication, unless it offers a significant clinical benefit or if the holder of the marketing authorization for the original orphan drug is unable to supply sufficient quantities of the drug. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Pediatric Development

In the EU and the U.K., companies developing a new medicinal product must agree to a Pediatric Investigation Plan (“PIP”), with the EMA or the MHRA and must conduct pediatric clinical trials in accordance with that PIP unless a waiver applies, for example, because the relevant disease or condition occurs only in adults. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if the product covered by it qualifies for one at the time of approval). This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

In the U.K., medicinal products are subject to extensive regulation by the Medicines and Healthcare products Regulatory Agency (“MHRA”), which is an executive agency, sponsored by the Department of Health and Social Care. MHRA regulates by ensuring that medicines, medical devices and blood components for transfusion meet applicable standards of safety, quality and efficacy, in addition to supporting innovation and research and development that is beneficial to public health.

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

Cost of Compliance with Environmental Laws

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

Climate Change Related Regulation

Our operations are focused on research and development of pharmaceutical products, and a significant portion of such research and development is conducted outside of our facilities and by outsourced contract research organizations or universities. As a result, we do not anticipate any regulation surrounding climate change to impact our operations.

However, there is potential for more frequent and severe weather events and water availability challenges that may impact the facilities of our partners and our future suppliers. We cannot provide assurance that physical risks to the facilities of our partners and future suppliers and supply chain due to climate change will not occur in the future. We periodically review our vulnerability to potential weather-related risks and other natural disasters and update our assessments accordingly. Based on our reviews, we do not believe these potential risks are material to our operations at this time.

Employees and Human Capital Management

As of March 28, 2022, we and our subsidiaries had seven full-time employees. Two of these employees are located in the U.K., and five are located in the U.S.

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

COVID-19

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. The effects of the COVID-19 pandemic and the responses to combat such pandemic have included government-mandated closures, stay-at-home orders and other related measures, the majority of which have since expired, but which, together with COVID-19 itself, have significantly impacted global economic activity and business investment in general, including causing supply chain issues and continuing disruptions in the labor markets. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, and on our business, results of operations and financial condition. We have been closely monitoring the developments and have taken active measures to protect the health of our employees, their families, and our communities. The ultimate impact of the pandemic on us, our operations and prospects, will depend heavily on the continued duration of the COVID-19 pandemic and public health responses, including, vaccine availability and efficacy, the willingness of individuals to be vaccinated and to obtain booster shots, and virus mutations and seasonal outbreaks, as well as the substance and pace of macroeconomic recovery, all of which are uncertain and difficult to predict at this time. The follow up time for patient data and the statistical analysis for the Phase 2b Dupuytren’s Contracture clinical trial was delayed as a result of COVID-19, but such follow-up and statistical analysis are now completed and the Company announced the top-line data results from the Phase 2b trial on December 1, 2021. Additionally COVID-19 has delayed the initiation of certain clinical trials and may delay the initiation of other clinical trials in the future or otherwise have a material adverse effect on our future operations.

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

Initial Public Offering

On June 7, 2017, pursuant to the Company’s Initial Public Offering (the “IPO”), the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit, inclusive of 1,500,000 Units sold to the underwriters on June 23, 2017 upon the underwriters’ election to fully exercise their over-allotment option, generating gross proceeds of $115,000,000. Each “Unit” consisted of one share of the Company’s common stock, one right to receive one-tenth of one share of the Company’s common stock upon the consummation of a business combination (“Right”), and one redeemable warrant to purchase one-half of one share of the Company’s common stock (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share), subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 12 months from the closing of the IPO, and expire five years after the completion of the Business Combination.

The Company may redeem the Public Warrants, in whole and not in part, at a price of $0.01 per Public Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Public Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Public Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Public Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their Public Warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of Public Warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the Public Warrants. Each holder of a Right received one-tenth (1/10) of one share of common stock upon consummation of the Business Combination. No fractional shares were issued upon exchange of the Rights.

Private Placement

Concurrent with the closing of the IPO, KBL IV Sponsor LLC (the “Sponsor”) and the underwriters purchased an aggregate of 450,000 unregistered Units (“Private Units”) at $10.00 per Unit, generating gross proceeds of $4,500,000 in a private placement. In addition, on June 23, 2017, the Company consummated the sale of an additional 52,500 Private Units at a price of $10.00 per Unit, which were purchased by the Sponsor and underwriters, generating gross proceeds of $525,000. Of these, 377,500 Private Units were purchased by the Sponsor and 125,000 Private Units were purchased by the underwriters. The proceeds from the Private Units were added to the net proceeds from the IPO held in a Trust Account (the “Trust Account”). The Private Units (including their component securities) were not transferable, assignable or salable until 30 days after the completion of the Business Combination and the warrants included in the Private Units (the “Private Placement Warrants”) will be non-redeemable so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the IPO. In addition, for as long as the Private Placement Warrants are held by the underwriters or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement related to the IPO. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the IPO and have no net cash settlement provisions.

Business Combination

On July 25, 2019, we entered into a Business Combination Agreement (as amended from time to time, the “Business Combination Agreement”), with KBL Merger Sub, Inc. (“Merger Sub”), 180 Life Corp. (f/k/a 180 Life Sciences Corp.)(“180”), Katexco Pharmaceuticals Corp. (“Katexco”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), 180 Therapeutics L.P. (“180 LP” and together with Katexco and CBR Pharma, the “180 Subsidiaries” and, together with 180 Life Sciences Corp., the “180 Parties”), and Lawrence Pemble, in his capacity as representative of the stockholders of the 180 Parties (the “Stockholder Representative”). The business combination described in the Business Combination Agreement (the “Business Combination”), closed and became effective on November 6, 2020 (the “Closing”). Pursuant to the Business Combination Agreement, among other things, Merger Sub merged with and into 180, with 180 continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). In connection with, and prior to, the Closing, 180 Life Sciences Corp. filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp., and our company (which was known as of our entry into the Business Combination as KBL Merger Corp. IV, changed our name to 180 Life Sciences Corp.).

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

At the Effective Time, each share of 180 common stock issued and outstanding prior to the Effective Time was automatically converted into the right to receive approximately 168.3784 shares of the common stock, par value $0.0001 per share, of the Company (such shares of Common Stock issuable to the common stockholders of 180 pursuant to the Business Combination Agreement, the “Merger Consideration Shares”). An aggregate of 17,494,725 shares of common stock have been issued to date to the common stockholders of 180 as Merger Consideration Shares, including the Escrow Shares (as defined below). Also at the Effective Time, each share underlying the 180 preferred stock issued and outstanding prior to the Effective Time was converted into the right to receive one Class C Special Voting Share of the Company, or one Class K Special Voting Share of the Company, as applicable (such shares, the “Special Voting Shares”). The Special Voting Shares entitle the holder thereof to an aggregate number of votes, on any particular matter, proposition or question, equal to the number of Exchangeable Shares (as defined below) of each of CannBioRex Purchaseco ULC and Katexco Purchaseco ULC, Canadian subsidiaries of 180, respectively, that are outstanding from time to time.

As a result of the Merger, the existing exchangeable shares (collectively, the “Exchangeable Shares”) of CannBioRex Purchaseco ULC and/or Katexco Purchaseco ULC were adjusted in accordance with the share provisions in the articles of CannBioRex Purchaseco ULC or Katexco Purchaseco ULC, as applicable, governing the Exchangeable Shares such that they were multiplied by the exchange ratio for the Merger and became exchangeable into shares of Common Stock. The Exchangeable Shares entitle the holders to dividends and other rights that are substantially economically equivalent to those of holders of Common Stock, and holders of Exchangeable Shares have the right to vote at meetings of the stockholders of the Company. An aggregate of 5,275 shares of Common Stock are reserved for issuance to the holders of the Exchangeable Shares upon the exchange thereof.

Pursuant to the Business Combination Agreement, 1,049,999 of the Merger Consideration Shares (such shares, the “Escrow Shares”) were deposited into an escrow account (the “Escrow Account”) to serve as security for, and the exclusive source of payment of, the Company’s indemnity rights under the Business Combination Agreement, all of which will be released to the same stockholders 12 months following the Closing of the Business Combination.

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

The chart below shows our current organizational structure:

About Us

Our principal executive offices are located at 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, CA 94306, and our telephone number is (650) 507-0669. We maintain a website at www.180lifesciences.com. We have not incorporated by reference into this Report the information in, or that can be accessed through, our website, and you should not consider it to be a part of this Report.

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

(i)	the completion of the fiscal year in which the company has total annual gross revenues of $1.07 billion or more,

(ii)	the completion of the fiscal year of the fifth anniversary of the company’s IPO (December 31, 2022);

(iii)	the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)	the company becoming a “large accelerated filer” as defined under the Exchange Act.

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

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 15 days before the issuer conducts any road show. This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

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

ITEM 1A. RISK FACTORS.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	we are a clinical stage biotechnology company that had no revenue for the years ended December 31, 2021 and 2020, and do not anticipate generating revenue for the near future;

●	our need for additional financing, both near term and long term, to support our operations, our ability to raise such financing as needed, the terms of such financing, if available, potential significant dilution associated therewith, and covenants and restrictions we may need to comply with in connection with such funding;

●	our dependence on the success of our future product candidates, some of which may not receive regulatory approval or be successfully commercialized; problems in our manufacturing process for our new products and/or our failure to comply with manufacturing regulations, or unexpected increases in our manufacturing costs; problems with distribution of our products; and failure to adequately market our products;

●	risks associated with the growth of our business, our ability to maintain such growth, difficulties in managing our growth, and executing our growth strategy;

●	liability for previously restated financial statements and associated with ineffective controls and procedures;

●	our dependence on our key personnel and our ability to attract and retain employees;

●	risks from intense competition from companies with greater resources and experience than we have;

●	risks that our future product candidates, if approved, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products;

●	the outcome of currently pending and future claims and litigation, future government investigations, and other proceedings may adversely affect our business and results of operations;

●	the fact that the majority of our license agreements provide the licensors and/or counter-parties the right to use and/or exploit such licensed intellectual property;

●	preclinical studies and earlier clinical trials may not necessarily be predictive of future results and may not have favorable results; we have limited marketing experience, and our future ability to successfully commercialize any of our product candidates, even if they are approved in the future is unknown; and business interruptions could delay us in the process of developing our future product candidates and could disrupt our product sales;

●	third-party payors may not provide coverage and adequate reimbursement levels for any future products;

●	liability from lawsuits (including product liability lawsuits, stockholder lawsuits and regulatory matters), including judgments, damages, fines and penalties and including the outcome of currently pending litigation, potential future government investigations, and other proceedings that may adversely affect our business and results of operations;

●	security breaches, loss of data and other disruptions which could prevent us from accessing critical information or expose us to liabilities or damages;

●	risks associated with clinical trials that are expensive, time-consuming, uncertain and susceptible to change, delay or termination and which are open to differing interpretations;

●	our ability to comply with existing and future rules and regulations, including federal, state and foreign healthcare laws and regulations and implementation of, or changes to, such healthcare laws and regulations;

●	delays in the trials, testing, application, or approval process for drug candidates and/or our ability to obtain approval for promising drug candidates, and the costs associated therewith;

●	our ability to adequately protect our future product candidates or our proprietary technology in the marketplace, claims and liability from third parties regarding our alleged infringement of their intellectual property;

●	differences in laws and regulations between countries and other jurisdictions;

●	changes in laws or regulations, including, but not limited to tax laws and controlled substance laws, or a failure to comply with any laws and regulations;

●	conflicts of interest between our officers, directors, consultants and scientists;

●	penalties associated with our failure to comply with certain pre-agreed contractual obligations and restrictions;

●	dilution caused by future fund raising, the conversion/exercise of outstanding convertible securities, and downward pressure on the value of our securities caused by such future issuances/sales;

●	negative effects on our business from the COVID-19 pandemic and other potential future pandemics;

●	the extremely volatile nature of our securities and potential lack of liquidity therefore;

●	the fact that our Certificate of Incorporation provides for indemnification of officers and directors, limits the liability of officers and directors, allows for the authorization of preferred stock without stockholder approval, and includes certain anti-takeover provisions;

●	our ability to maintain the listing of our common stock and warrants on NASDAQ and the costs of compliance with SEC and NASDAQ rules and requirements;

●	risks associated with our status as an emerging growth company and the provisions of the JOBS Act, which we are able to take advantage of, due to such status;

●	failure of our information technology systems, including cybersecurity attacks or other data security incidents, that could significantly disrupt the operation of our business;

●	the fact that we may acquire other companies which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results and if we make any acquisitions, they may disrupt or have a negative impact on our business;

●	the fact that we may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of our securities; and

●	our growth depends in part on the success of our strategic relationships with third parties.

You should be aware that there are substantial risks for an investment in our common stock. You should carefully consider these risk factors before you decide to invest in our common stock.

If any of the following risks were to occur, our business, financial condition, results of operations or other prospects, could be materially adversely effected, and the occurrence of any of these risks could materially affect our likelihood of success. If that happens, the market price of our common stock, if any, could decline, and prospective investors would lose all or part of their investment in our common stock.

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

Our current cash balance is only sufficient to fund our planned business operations through the third quarter of 2022. If additional capital is not available, we may not be able to pursue our planned business operations, may be forced to change our planned business operations, or may take other actions that could adversely impact our stockholders.

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

As of December 31, 2021, we had an accumulated deficit of $68,682,286, net loss amounted to $20,324,648 and we had a working capital deficit of $8,498,193. As of March 28, 2022, we had cash on hand of $6,045,848. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised money in August 2021, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

Since our inception, we have funded our operations with the proceeds from equity and debt financings. We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of equity and promissory notes that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to issue equity to fund our operations and fund our operating expenses for the foreseeable future. If we are unable to achieve operational profitability or we are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

Research and development, management and administrative expenses, including legal expenses, and cash used for operations will continue to be significant and may increase substantially in the future in connection with new research and development initiatives, clinical trials, continued product commercialization efforts and the launch of our future product candidates. We will need to raise additional capital to fund our operations, continue to conduct clinical trials to support potential regulatory approval of marketing applications, and to fund commercialization of our future product candidates.

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

Our success will depend on our ability to successfully develop and commercialize our future product candidates through our development programs, including our product candidate for the treatment of Dupuytren’s Contracture and any other product candidates developed through our fibrosis & anti-TNF, CBD derivatives, and α7nAChR development platforms. We may never be able to develop products which receive regulatory approval in the U.S. or elsewhere. There can be no assurance that the FDA, EMA or any other regulatory authority will approve these product candidates.

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

Certain of our current securities, and future securities we issue may, require complex accounting treatment and analysis. The SEC recently issued a Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)(the “Statement”) on April 12, 2021 and may in the future issue further statements on SPAC accounting. While we believe that our financial statements for the years ended December 31, 2021 and 2020, and for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, comply with the guidance issued on April 12, 2021, it is possible that as a result of the information and guidance set forth in the Statement, or in future statements or advisories released by the SEC or an accounting standards board, that we will need to restate our financial statements, and such guidance (including as set forth in the Statement), could have a material adverse effect on our financial condition and results of operations for prior periods which are required to be restated, if any, and/or on future periods moving forward, even if a restatement is not required. We do not believe that the SEC’s prior guidance regarding the accounting treatment of redeemable shares issued by SPACs will require a restatement of our historical financial statements or will have any impact on the financial statements that we plan to prepare and file in the future.

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

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. We are highly dependent on our current management and scientific personnel, including our Chief Executive Officer, Dr. James N. Woody, our Co-Chairmen, Sir Marc Feldmann, Ph.D., and Lawrence Steinman, M.D., our Chief Scientific Officer, Jonathan Rothbard, Ph.D., our Chief Operating Officer / Chief Business Officer, Quan Anh Vu, and our scientists, Raphael Mechoulam and Jagdeep Nanchahal. The inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Due to the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the biotechnological field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our memorandum of understanding with Celltrion Healthcare may not result in the parties entering into a definitive agreement.

In September 2021, we entered into a non-binding memorandum of understanding with Celltrion Healthcare, a biopharmaceutical company, for the supply of an anti-TNF biosimilar drug used in our ongoing development of anti-TNF products. The parties have not entered into a definitive agreement regarding such relationship to date, and such definitive agreement may not ultimately be entered into on terms contemplated, if at all. In the event that we are unable to come to mutually agreeable definitive terms with Celltrion Healthcare, we will need to locate an alternative supplier of the anti-TNF biosimilar drug, and we may be unable to find an alternative supplier or such alternative supplier may require less favorable terms than are currently contemplated. Any of the above may materially adversely affect our business, results of operations and financial condition.

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

The success of our most advanced drug development platform depends on the enforceability of our method of use patents, as there are currently many biosimilar anti-TNF drugs in the market. If we are unable to obtain composition of matter patents, and enforce such patents, our ability to generate revenue from the anti-TNF platform may be significantly limited and competitors may be able to use our research to bring competing drugs to market which would reduce our market share.

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

Interim, topline and preliminary data from our clinical trials may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient enrollment and treatment continues and more patient data become available. For example, any positive results from our preclinical testing, Phase 1 and Phase 2 clinical trials of our product candidate for any product candidate may not necessarily be predictive of the results from planned or future clinical trials for such product candidates. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical and early clinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings while clinical trials were underway or safety or efficacy observations in clinical trials, including adverse events. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects. We may also announce topline data following the completion of a preclinical study or clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Preliminary, interim, or topline data also remains subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, preliminary, interim, and topline data should be viewed with caution until the final data is available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to be material or otherwise appropriate information to include in our disclosure. Moreover, our interpretation of clinical data or our conclusions based on the preclinical in vitro and in vivo models may prove inaccurate, as preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization granted by the European Commission.

If we fail to produce positive results in our future clinical trials, the development timeline and regulatory approval and commercialization prospects for such product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Loss of our future manufacturing facilities, stored inventory or laboratory facilities through fire, theft or other causes, could have an adverse effect on our ability to meet demand for our future product candidates or to continue product development activities and to conduct our business. Failure to supply our partners with commercial products may lead to adverse consequences, including the right of partners to assume responsibility for product supply. Even if we obtain insurance coverage to compensate us for such business interruptions, such coverage may prove insufficient to fully compensate us for the damage to our business resulting from any significant property or casualty loss to our inventory.

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

In May 2016, the EU formally adopted the GDPR, which applies to all EU member states and became effective on May 25, 2018 and replaced the European Union Data Protection Directive. The regulation introduces stringent new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical trials or other transactions from which we may gain access to personal data. GDPR increases our costs of compliance and results in greater legal risks.

Our research and development programs and product candidates are in development. As a result, we are unable to predict if or when we will successfully develop or commercialize our product candidates.

Our clinical-stage product candidates as well as our other drug pipeline candidates will require significant further investment and regulatory approvals prior to commercialization. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of diseases associated with our product candidates may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care.

Even if we obtain the required financing or establish a collaboration to enable us to conduct late-stage clinical development of our product candidates and pipeline assets, we cannot be certain that such clinical development would be successful, or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the submission of any NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our or our collaborators’ and future collaborators’ ability to obtain regulatory approval for the companion diagnostics to be used with our product candidates, if required, and upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

Further, even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies.

The successful commercialization of our product candidates, if approved, will depend on achieving market acceptance and we may not be able to gain sufficient acceptance to generate significant revenue.

Even if our product candidates are successfully developed and receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors such as private insurers or governments and other funding parties and the medical community. The degree of market acceptance for any of our products will depend on a number of factors, including:

●	demonstration of the clinical efficacy and safety of our products;

●	the prevalence and severity of any adverse side effects;

●	limitations or warnings contained in the product’s approved labeling;

●	cost-effectiveness and availability of acceptable pricing;

●	competitive product profile versus alternative treatment methods and the superiority of alternative treatment or therapeutics;

●	the effectiveness of marketing and distribution methods and support for the products; and

●	the availability of coverage and adequate reimbursement from third-party payors to the extent that our products receive regulatory approval.

Disease indications may be small subsets of a disease that could be parsed into smaller and smaller indications as different subsets of diseases are defined. This increasingly fine characterization of diseases could have negative consequences; including creating an approved indication that is so small as not to have a viable market for us. If future technology allows characterization of a disease in a way that is different from the characterization used for large pivotal studies, it may make those studies invalid or reduce their usefulness, and may require repeating all or a portion of the studies. Future technology may supply better prognostic ability which could reduce the portion of patients projected to need a new therapy. Even after being cleared by regulatory authorities, a product may later be shown to be unsafe or not to have its purported effect, thereby preventing its widespread use or requiring withdrawal from the market.

We may not be successful in establishing development and commercialization collaborations which could adversely affect, and potentially prohibit, our ability to develop our product candidates.

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive, and therefore we may seek to enter into additional collaborations with companies that have more resources and experience in order to continue to develop and commercialize our product candidates. We also may be required due to financial or scientific constraints to enter into additional collaboration agreements to research and/or to develop and commercialize our product candidates. The establishment and realization of such collaborations may not be possible or may be problematic. There can be no assurance that we will be able to establish such additional collaborations on favorable terms, if at all, or that our current or future collaborative arrangements will be successful or maintained for any specific product candidate or indication. If we are unable to reach successful agreements with suitable collaboration partners for the ongoing development and commercialization of our product candidates, we may face increased costs, we may be forced to limit the scope and number of our product candidates we can commercially develop or the territories in which we commercialize such product candidates, and we may be unable to commercialize products or programs for which a suitable collaboration partner cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

In addition, the terms of any collaboration agreements may place restrictions on our activities with respect to other products, including by limiting our ability to grant licenses or develop products with other third parties, or in different indications, diseases or geographical locations, or may place additional obligations on us with respect to development or commercialization of our product candidates. If we fail to comply with or breach any provision of a collaboration agreement, a collaborator may have the right to terminate, in whole or in part, such agreement or to seek damages.

Some of our collaboration and licensing agreements are complex and involve sharing or division of ownership of certain data, know-how and intellectual property rights among the various parties. Accordingly, our collaborators could interpret certain provisions differently than we or our other collaborators which could lead to unexpected or inadvertent disputes with collaborators. In addition, these agreements might make additional collaborations, partnering or mergers and acquisitions difficult.

There is no assurance that a collaborator who is acquired by a third party would not attempt to change certain contract provisions that could negatively affect our collaboration. The acquiring company may also not accept the terms or assignment of our contracts and may seek to terminate the agreements. Any one of our collaborators could breach covenants, restrictions and/or sub-license agreement provisions leading us into disputes and potential breaches of our agreements with other partners.

We will not be able to successfully commercialize our product candidates without establishing sales and marketing capabilities internally or through collaborators.

We may not be able to find suitable sales and marketing staff and collaborators for all of our product candidates. The development of a marketing and sales capability will require significant expenditures, management resources and time. The cost of establishing such a sales force may exceed any potential product revenue, or our marketing and sales efforts may be unsuccessful. If we are unable to develop an internal marketing and sales capability in a timely fashion, or at all, or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to effectively market and sell approved products, if any, which would prevent us from being able to generate revenue and attain profitability. Further, we may not develop an internal marketing and sales capability if we are unable to successfully develop and seek regulatory approval for our product candidates.

We will rely upon third-party contractors and service providers for the execution of some aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.

We outsource certain functions, tests and services to third parties, partners, medical institutions and collaborators and plan to outsource manufacturing to collaborators and/or contract manufacturers, and we will rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. In particular, we rely on our partners to run our clinical trials. There is no assurance that such individuals or organizations will be able to provide the functions, tests, drug supply or services as agreed upon or to acceptable quality standards, and we could suffer significant delays in the development of our products or processes. In particular, certain third party service providers may be unable to comply with their contractual obligations to us due to disruptions caused by the COVID-19 pandemic, including reduced operations or headcount reductions, or otherwise, and in certain cases we may have limited recourse if the non-compliance is due to factors outside of the service provider’s control.

The timelines of our clinical trials may be impacted by numerous factors and any delays may adversely affect our ability to execute our current business strategy.

Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all.

Events which may result in a delay or unsuccessful completion of clinical trials include:

●	inability to raise funding necessary to initiate or continue a trial;

●	delays in obtaining regulatory approval to commence a trial;

●	delays in reaching agreement with the FDA on final trial design;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

●	delays in obtaining required institutional review board approval at each site;

●	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

●	delays caused by subjects dropping out of a trial due to side effects or otherwise;

●	clinical sites dropping out of a trial to the detriment of enrollment;

●	time required to add new clinical sites; and

●	delays by our contract manufacturers to produce and deliver a sufficient supply of clinical trial materials.

If initiation or completion of any of our clinical trials for our product candidates are delayed for any of the above reasons or for other reasons, our development costs may increase, our approval process could be delayed, any periods after commercial launch and before expiration of patent protection may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair the commercial potential of our product candidates and could have a material adverse effect on our business.

Clinical trials of our product candidates may not uncover all possible adverse effects that patients may experience.

Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, that a more complete safety profile is identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. Patients treated with our products, if approved, may experience adverse reactions and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates. If safety problems occur or are identified after our product candidates reach the market, we may, or regulatory authorities may require us to amend the labeling of our products, recall our products or even withdraw approval for our products.

Failure can occur at any stage of our drug development efforts.

We may experience numerous unforeseen events during, or as a result of, testing that could delay or prevent us from obtaining regulatory approval for, or commercializing our drug candidates, including but not limited to:

●	regulators or Institutional Review Boards (IRBs) may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	conditions may be imposed upon us by the FDA regarding the scope or design of our clinical trials, or we may be required to resubmit our clinical trial protocols to IRBs for review due to changes in the regulatory environment;

●	the number of subjects required for our clinical trials may be larger, patient enrollment may take longer, or patients may drop out of our clinical trials at a higher rate than we anticipate;

●	we may have to suspend or terminate one or more of our clinical trials if we, regulators, or IRBs determine that the participants are being subjected to unreasonable health risks;

●	our third-party contractors, clinical investigators or contractual collaborators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

●	the FDA may not accept clinical data from trials that are conducted at clinical sites in countries where the standard of care is potentially different from the United States;

●	our tests may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional testing; and

●	the costs of our pre-clinical and/or clinical trials may be greater than we anticipate.

We rely on third parties to conduct our pre-clinical  studies and clinical studies and trials, and if they do not perform their obligations to us we may not be able to obtain approval for additional indications.

We do not currently have the ability to independently conduct pre-clinical  studies or clinical studies and trials, and we have to date relied on third parties, such as third-party contract research and governmental organizations and medical institutions to conduct studies and trials for us. Our reliance on third parties for development activities reduces our control over these activities. These third parties may not complete activities on schedule or may not conduct our pre-clinical  studies and our clinical studies and trials in accordance with regulatory requirements or our study design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be adversely affected, and our efforts to obtain regulatory approvals for and commercialize indications may be delayed.

If we conduct studies with other parties, we may not have control over all decisions associated with that trial. To the extent that we disagree with the other party on such issues as study design, study timing and the like, it could adversely affect our drug development plans.

Although we also rely on third parties to manage the data from our studies and trials, we are responsible for confirming that each of our studies and trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies will require us to comply with applicable regulations and standards, including Good Laboratory Practice (GLP) and Good Clinical Practice (GCP), for conducting, recording and reporting the results of such studies and trials to assure that the data and the results are credible and accurate and that the human study and trial participants are adequately protected. Our reliance on third-parties does not relieve us of these obligations and requirements, and we may fail to obtain regulatory approval for any additional indications if these requirements are not met.

We will need to continue to develop and maintain distribution and production capabilities or relationships to be successful.

We may not be able to successfully manufacture any product, either independently or under manufacturing arrangements, if any, with third party manufacturers. Moreover, if any manufacturer should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, we may not be able to obtain adequate quantities of product in a timely manner, or at all. Manufacturers, and in certain situations their suppliers, are required to comply with current NDA commitments and current good manufacturing practices (cGMP) requirements enforced by the FDA, and similar requirements of other countries. The failure by a manufacturer to comply with these requirements could affect its ability to provide us with products. Although we intend to rely on third-party contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP. In addition, if, during a preapproval inspection or other inspection of our third-party manufacturers’ facility or facilities, the FDA determines that the facility is not in compliance with cGMP, any of our marketing applications that lists such facility as a manufacturer may not be approved or approval may be delayed until the facility comes into compliance with cGMP and completes a successful re-inspection by the FDA.

Any manufacturing problem, natural disaster, or epidemic, affecting manufacturing facilities, or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we will be reliant on third parties to supply the raw materials needed to manufacture our products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and result in lost sales. If our suppliers were to be unable to supply us with adequate supply of our drugs, it could have a material adverse effect on our ability to successfully commercialize our drug candidates.

If we rely on a sole source of supply to manufacture our products we could be impacted by the viability of our supplier.

We intend to attempt to source our products from more than one supplier. We also intend to enter into contracts with any supplier of our products to contractually obligate them to meet our requirements. However, if we are reliant on a single supplier and that supplier cannot or will not meet our requirements (for whatever reason), our business could be adversely impacted.

We may not be able to sufficiently scale-up manufacturing of our drug candidates.

We may not be able to successfully increase in a sufficient manner the manufacturing capacity for our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to those improvements.

Significant scale-up of manufacturing may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drug products may be delayed or there may be a shortage in supply, which could significantly harm our business.

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

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit eligible patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, and we may experience similar delays in the future. These delays could result in increased costs, delays in advancing our product development, or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials within the expected timeframe. Patient enrollment can be impacted by factors including, but not limited to:

●	design and complexity and/or commitment of participation required in the study protocol;

●	size of the patient population;

●	eligibility criteria for the study in question;

●	clinical supply availability;

●	delays in participating site identification, qualification and subsequent activation to enroll;

●	perceived risks and benefits of the product candidate under study, including as a result of adverse effects observed in similar or competing therapies;

●	proximity and availability of clinical trial sites for prospective patients;

●	availability of competing therapies and clinical trials;

●	competition of site efforts to facilitate timely enrollment in clinical trials;

●	participating site motivation;

●	patient referral practices of physicians;

●	activities of patient advocacy groups;

●	ability to monitor patients adequately during and after treatment; and

●	severity of the disease under investigation.

In particular, each of the conditions for which we plan to evaluate our product candidates are diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. In addition, the COVID-19 pandemic may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact enrollment in our clinical trials.

We may not be able to initiate or continue clinical trials if we cannot enroll the required eligible patients per protocol to participate in the clinical trials required by the FDA or the EMA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

●	difficulty in establishing or managing relationships with contract research organizations (“CROs”) and physicians;

●	different standards for the conduct of clinical trials;

●	our inability to locate qualified local consultants, physicians and partners;

●	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;

●	ability to procure and deliver necessary clinical trial materials needed to perform the study; and

●	inability to implement adequate training at participating sites remotely when in person training cannot be completed.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our ability to complete clinical trials and ultimately our results of operations.

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

For example, some EU jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Such differences in national pricing regimes may create price differentials between EU member states. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the U.K. and EU do not follow price structures of the U.S. In the U.K. and EU, the downward pressure on healthcare costs in general, particularly prescription medicines, has become intense. As a result, barriers to entry of new products are becoming increasingly high and patients are unlikely to use a drug product that is not reimbursed by their government. We may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, the importation of foreign products may compete with any future product that we may market, which could negatively impact our profitability.

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

Expanded access programs provide supportive safety information for regulatory review. Physicians conducting these studies may use our future product candidates in a manner inconsistent with the protocol, including in children with conditions beyond those being studied in trials which we sponsor. Any adverse events or reactions experienced by subjects in the expanded access program may be attributed to our future product candidates and may limit our ability to obtain regulatory approval with labeling that we consider desirable, or at all.

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

While we believe that we have structured our business arrangements to comply with these laws, the government could allege violations of, or convict us of violating, these laws. If we are found in violation of one of these laws, we could be required to pay a penalty and could be suspended or excluded from participation in federal or state health care programs, and our business, results of operations and financial condition may be adversely affected.

The Member States of the EU and other countries also have anti-kickback laws and can impose penalties in case of infringement, which, in some jurisdictions, can also be enforced by competitors.

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

If any of our future product candidates prior to or after any approval for commercial sale, cause serious or unexpected side effects, or are associated with other safety risks such as misuse, abuse or diversion, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may interrupt, delay or halt clinical trials;

●	regulatory authorities may deny regulatory approval of our future product candidates;

●	regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, and/or impose restrictions on distribution in the form of a REMS in connection with approval or post-approval;

●	regulatory authorities may withdraw their approval, require more onerous labeling statements, impose more restrictive REMS, or require us to recall any product that is approved;

●	we may be required to change the way the product is administered or conduct additional clinical trials;

●	our relationships with our collaboration partners may suffer;

●	we could be sued and held liable for harm caused to patients; or

●	our reputation may suffer. The reputational risk is heightened with respect to those of our future product candidates that are being developed for pediatric indications.

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

The development of REMS for our future product candidates could cause delays in the approval process and would add additional layers of regulatory requirements that could impact our ability to commercialize our future product candidates in the U.S. and reduce their market potential.

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

We are a party to, and may seek additional, collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our future product candidates. We may, with respect to our future product candidates, enter into new arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for each product candidate, both in the U.S. and internationally. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators and the terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational cannabis products. While cannabis products not approved by the FDA are Schedule I substances as defined under federal law, and their possession and use is not permitted according to federal law (except for research purposes, under DEA registration), at least 36 states and the District of Columbia have enacted state laws to enable possession and use of cannabis for medical purposes, and at least 18 states and the District of Columbia for recreational purposes. The U.S. Farm Bill, which was passed in 2018, descheduled certain material derived from hemp plants with extremely low tetrahydrocannabinol (“THC”) content. Although our business is quite distinct from that of online and dispensary cannabis companies, future legislation authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabis products could affect our business.

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

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a strategic transaction with a target business that is affiliated with our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Certain of our officers and directors hold positions with companies which may be competitors of us. See also the biographies of our officers and directors incorporated by reference herein below under “Directors, Officers and Corporate Governance”.

The value of our existing intangible assets may become impaired, depending upon future operating results.

Our intangible assets were approximately $51.5 million as of December 31, 2021, representing approximately 81% of our total assets. We evaluate our intangible assets annually, or more often if there is a triggering event, to determine whether all or a portion of their carrying value may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment charge for intangible assets would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

Our outstanding warrants may have an adverse effect on the market price of our common stock.

In our IPO, we issued warrants to purchase 5,750,000 shares of common stock as part of the units offered in our IPO and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 502,500 private placement warrants contained in the private placement units, each exercisable to purchase one-half of one share of common stock at $5.75 per half share. Additionally, (a) in February 2021, we sold warrants to purchase up to 2,564,000 shares of common stock with an exercise price of $5.00 per share, (b) in May 2021, we issued warrants to purchase up to 63,658 shares of common stock at an exercise price of $5.28 per share, (c) we issued certain warrants to purchase up to 25,000 shares of common stock at an exercise price of $7.07 per share in July 2021, and (d) in August 2021, we sold warrants to purchase up to 2,500,000 shares of common stock with an exercise price of $7.50 per share. Such warrants, if and when exercised, will increase the number of issued and outstanding shares of our common stock and potentially reduce the value of the outstanding shares of common stock.

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

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, on March 26, 2021, our common stock experienced an intra-day trading high of $10.60 per share and a low of $6.72 per share. In addition, during 2021, the sale prices of our common stock has ranged from a high of $13.05 per share (on April 13, 2021) to a low of $2.41 per share (on January 4, 2021). During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, including (a) options to purchase 2,741,000 shares of common stock with a weighted average exercise price of $4.77 per share; and (b) warrants to purchase 11,153,908 shares of common stock with a weighted average exercise price of $9.06 per share. If a significant number of shares were sold, such sales would increase the supply of our common stock, thereby potentially causing a decrease in its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Rule 144 (which was available starting November 6, 2021, subject to compliance with Rule 144, due to our status as a former “shell company”), which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

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

The additional costs we continue to incur in connection with being a reporting company (expected to be several hundred thousand dollars per year) will continue to further stretch our limited capital resources. Due to our limited resources, we have to allocate resources away from other productive uses in order to continue to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to continue to meet our reporting and filing obligations with the SEC as they come due.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and/or less than $100 million in annual revenues and a total public float less than $700 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

General Risk Factors

Provisions in our Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make it more difficult for the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make it more difficult for the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We may in the future seek to acquire businesses, products or technologies that we believe could complement or expand our product offerings, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, effectively manage the combined business following the acquisition or realize anticipated cost savings or synergies. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	incurrence of acquisition-related costs;

●	diversion of management’s attention from other business concerns;

●	unanticipated costs or liabilities associated with the acquisition;

●	harm to our existing business relationships with collaboration partners as a result of the acquisition;

●	harm to our brand and reputation;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

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

We are currently subject to, and expect to continue to be regularly subject to, actual and threatened claims, litigation, reviews, investigations, and other proceedings. In addition, we have filed lawsuits against certain parties for matters we discovered which related to KBL, prior to the Business Combination. Any of these types of proceedings may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. Our current legal proceedings are described in “Note 12 - Commitments and Contingencies”, under the heading “Litigation and Other Loss Contingencies”, in the consolidated financial statements included herein beginning on page F-1. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be a party to litigation that arises in the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Note 12 - Commitments and Contingencies”, under the heading “Litigation and Other Loss Contingencies”, in the consolidated financial statements included herein beginning on page F-1. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

 ITEM 4. MINE SAFETY DISCLOSURES.

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

Holders

As of March 28, 2022, there were 34,087,244 shares of common stock issued and outstanding held by 69 holders of record, and 11,153,908 shares of common stock underlying 17,155,158 warrants outstanding to purchase shares of our common stock, with a weighted average exercise price of $9.06 per share, held by 17 holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

We have reserved 3,718,140 shares of our common stock for grant under our 2020 Omnibus Incentive Plan (“OIP”), of which 689,608 shares are available for future awards as of the date of this Report. The OIP is intended to be a vital component of our compensation program and the primary equity plan we use to grant equity-based incentive awards to our directors, officers, employees and consultants. Our Board believes that granting equity awards under the OIP will serve to align the interests of the key services providers of the Company and its subsidiaries with the Company’s stockholders, and that it would be in the best interest of the Company and its stockholders to make such grants.

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

None.

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

As of the date of this Report, the Class C Special Voting Shares and our Class K Special Voting Shares have the right to vote 0 and 5,275 total voting shares, respectively.

ITEM 6. [RESERVED]

A registrant such as the Company, that qualifies as a smaller reporting company, as defined by §229.10(f)(1), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of 180 Life Sciences Corp. as of and for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. See “Cautionary Statement Regarding Forward-Looking Information” above. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

As of December 31, 2021, we had an accumulated deficit of $68,682,286 and net loss for the year ended December 31, 2021 of $20,324,648. As of December 31, 2021, we had a working capital deficit of $8,498,193. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised money in August 2021, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a minimum monthly cash requirement spend of approximately $500,000. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The consolidated financial statements included in this prospectus also include a going concern footnote.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2021 and 2020.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview and Recent Events

On November 6, 2020 (“Closing Date”), the previously announced Business Combination was consummated following a special meeting of stockholders, where the stockholders of KBL considered and approved, among other matters, a proposal to adopt the Business Combination Agreement. Pursuant to the Business Combination Agreement, Merger Sub merged with 180, with 180 continuing as the surviving entity and becoming a wholly-owned subsidiary of KBL. As part of the Business Combination, KBL issued 17,500,000 shares of common stock and equivalents to the stockholders of 180, in exchange for all of the outstanding capital stock of 180. The Business Combination became effective November 6, 2020 and 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp., and KBL changed its name to 180 Life Sciences Corp.

This MD&A and the related financial statements for the year ended December 31, 2020 primarily covers the historical operations of 180 to the Closing Date (November 6, 2020) and then the combined operations of the two entities from the Closing Date to December 31, 2020. The Business Combination was accounted for as a reverse recapitalization with the assets and liabilities of KBL being consolidated commencing with the Closing Date. Thus, the results of operations for the year ended December 31, 2020, only include the combined results after the Closing Date. See Note 4 - Business Combination to the accompanying Consolidated Financial Statements included at the end of this Annual Report on Form 10-K.

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

We have several future product candidates in development, including one product candidate which has recently completed a successful Phase 2b clinical trial in the United Kingdom for Dupuytren’s Contracture, a condition that affects the development of fibrous connective tissue in the palm of the hand. 180 was founded by several world-leading scientists in the biotechnology and pharmaceutical sectors.

We intend to invest resources to successfully complete the clinical programs that are underway, discover new drug candidates, and develop new molecules to build up on our existing pipeline to address unmet clinical needs. The product candidates are designed via a platform comprised of defined unit operations and technologies. This work is performed in a research and development environment that evaluates and assesses variability in each step of the process in order to define the most reliable production conditions.

We may rely on third-party contract manufacturing organizations (“CMOs”) and other third parties for the manufacturing and processing of the product candidates in the future. We believe the use of contract manufacturing and testing for the first clinical product candidates is cost-effective and has allowed us to rapidly prepare for clinical trials in accordance with our development plans. We expect that third-party manufacturers will be capable of providing and processing sufficient quantities of these product candidates to meet anticipated clinical trial demands.

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

The follow up time for patient data and the statistical analysis for the Phase 2b Dupuytren’s Contracture clinical trial was delayed as a result of COVID-19, but such follow-up and statistical analysis are now completed and the Company announced the top-line data results from the Phase 2b trial on December 1, 2021. Additionally, COVID-19 has delayed the initiation of certain clinical trials and may delay the initiation of other clinical trials in the future or otherwise have a material adverse effect on our future operations.

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

The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors that include, but are not limited to, the following:

●	per patient trial costs;

●	the number of patients that participate in the trials;

●	the number of sites included in the trials;

●	the countries in which the trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of doses that patients receive;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the impact of COVID-19 on the length of our trials;

●	the duration of patient follow-up; and

●	the efficacy and safety profile of the product candidates.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Gains resulting from change in fair value of derivative liabilities during the years ended December 31, 2021 and 2020, were driven by decreases in stock price during the period, resulting in a lower fair value of the underlying liability.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results of Operations

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	For the Years Ended December 31,
	2021	2020
Operating Expenses:
Research and development	$1,000,769	$2,217,371
Research and development - related parties	2,947,536	75,633
General and administrative	11,230,118	3,169,260
General and administrative - related parties	462,580	185,848
Total Operating Expenses	15,641,003	5,648,112
Loss From Operations	(15,641,003)	(5,648,112)

Other (Expense) Income:
Loss on sale and disposal of property and equipment	-	(37,174)
Gain on settlement of liabilities	926,829	-
Other income	(146,822)	15,334
Other income - related parties	-	240,000
Interest expense	(135,953)	(1,002,424)
Interest expense - related parties	(50,255)	(84,550)
Loss on extinguishment of convertible notes payable, net	(9,737)	(2,580,655)
Change in fair value of derivative liabilities	(4,677,388)	(1,816,309)
Change in fair value of accrued issuable equity	(9,405)	9,405
Offering costs allocated to warrant liabilities	(604,118)	-
Total Other Expense, Net	(4,706,849)	(5,256,373)

Loss Before Income Taxes	(20,347,852)	(10,904,485)
Income tax benefit	23,204	20,427
Net Loss	$(20,324,648)	$(10,884,058)

Research and Development

During the year ended December 31, 2021, we incurred research and development expenses of $1,000,769 compared to $2,217,371 incurred for the year ended December 30, 2020, representing a decrease of $1,216,602 or 55%. The decrease includes a $90,000 decrease in research and development expenses related to drug discovery services provided by Evotec International GmbH in connection with a research and development agreement, a reduction in consulting expenses for the Scientific Advisory Board of $70,000, a decrease of $260,000 in research and development expenses related to the agreements amended and entered into with Yissum during 2020 and a decrease of $1,100,000 related to stock compensation paid to Yissum Research Development Company in 2020, offset by an increase in R&D tax credit of $500,000.

Research and Development – Related Parties

During the year ended December 31, 2021, we incurred research and development expenses – related parties of $2,947,536 compared to $75,633 incurred for the year ended December 31, 2020, representing an increase of 2,871,903 or 3,797%. The increase includes related party consultation fees paid to Jagdeep Nanchahal for his research in the Phase 2b clinical trial for Dupuytren’s Contracture (RIDD) totaling $800,000 and stock compensation expense paid to Mr. Nanchahal of approximately $1,400,000 and an additional overall increase in stock compensation expense of approximately $700,000.

General and Administrative

During the year ended December 31, 2021, we incurred general and administrative expenses of $11,230,118 compared to $3,169,260 incurred for the year ended December 31, 2020, representing an increase of $8,060,858 or 254%. The increase is attributable to an increase in professional fees of $2,800,000, which is comprised of legal fees of $1,600,000, penalties related to late filing of the Form S-1 for the February 2021 Offering of $525,000, fees of $275,000 related to the EarlyBird Settlement (see Note 12 – Commitments and Contingencies), and an increase in consulting fees of $700,000, which was offset by decreases in audit fees and merger expenses totaling $545,000. Salaries expense increased by approximately $830,000 due to increases in salaries expense, vacation expense, bonus expense and employee benefits expense resulting from hiring of additional personnel and accrued but unpaid bonuses. Stock-based compensation expense increased by $2,000,000 resulting from expense during 2021 for Directors and management. The prior year also had reversal of a bad debt provision of $1,700,000, while 2021 had no bad debt expense and there was in increase in D&O insurance of $1,100,000 for the year ended 2021.

General and Administrative – Related Parties

During the year ended December 31, 2021, we incurred general and administrative expenses – related parties of $462,580 compared to $185,848 incurred for the year ended December 31, 2020, representing an increase of $276,732, or 149%. The increase is primarily related to bad debt expense of $300,000 incurred in connection with a receivable from related parties.

Other (Expense) Income, Net

During the year ended December 31, 2021, we incurred other expenses, net of $4,706,849 compared to $5,256,373 for the year ended December 31, 2020, representing a decrease in other expenses of $549,524 or 10%. The decrease was primarily due to an increase of $2,861,079 in the change in fair value of derivative liabilities and an increase in warrant costs of $604,118 due to the offering, offset by a gain on the settlement of liabilities of $926,829 and a decrease in interest expense of $864,988 due to convertible debt being converted to stock. During the year ended December 31, 2021, there was a loss on the extinguishment of convertible notes payable of $9,737 compared to a loss of $2,580,655 during the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, we had cash balances of $8,224,508 and $2,108,544, respectively, and working capital deficits of $8,498,193 and $17,406,356, respectively.

For the years ended December 31, 2021 and 2020, cash used in operating activities was $19,371,428 and $3,871,961, respectively. Our cash used in operations for the year ended December 31, 2021 was primarily attributable to our net loss of $20,324,648, adjusted for non-cash expenses in the aggregate amount of $9,760,161, as well as $8,806,941 of net cash used in changes in the levels of operating assets and liabilities. A significant portion of cash used in operations during the year relates to $4.8 million of non-recurring expenses associated with the business combination (see Note 4). Our cash used in operations for the year ended December 31, 2020 was primarily attributable to our net loss of $10,884,058, adjusted for non-cash expenses in the aggregate amount of $4,679,931, as well as $2,332,166 of net cash provided by changes in the levels of operating assets and liabilities.

For the years ended December 31, 2021 and 2020, cash provided by investing activities was $0 and $14,490,724, respectively. Cash provided by investing activities during the year ended December 31, 2020 consisted of $10,280,739 of cash withdrawn from a trust account in connection with the Business Combination, $3,006,235 of cash acquired in the reverse recapitalization and $1,203,750 of proceeds received from the collection of notes receivable.

For the years ended December 31, 2021 and 2020, cash provided by (used in) financing activities was $25,411,919 and ($8,733,927), respectively. Cash provided by financing activities during the year ended December 31, 2021 was comprised of proceeds from the sale of common stock and warrants of $26,666,200 and proceeds from loans payable in the amount of $1,618,443, partially offset by repayments of convertible debt and loans payable of ($10,000) and ($807,594), respectively, and offering costs paid of ($2,055,130). The net cash used in financing activities during the year ended December 31, 2020 was due to payment of common stock redemptions in the amount of ($9,006,493), repayments made to related parties in the amount of ($201,859), and the repayment of loans in the amount of ($72,843), partially offset by sources of cash from the net proceeds from the sale of common stock in the amount of $72,500 and proceeds from loans and convertible notes in the amount of $474,768.

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

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum, payments related to the D&O insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc. These cash requirements, in the aggregate, amount to approximately $7,100,000 for 2022 and $33,400,000 for the years 2023 through 2026.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of December 31, 2021, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. However, in August 2021, the Company raised additional capital of approximately $13.88 million and with current cash on hand of $6,045,848 as of March 28, 2022, the Company expects to be able to continue as a going concern through the third quarter of 2022.

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

Recent Financing and Settlement Transactions

February 2021 Offering

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

During the third quarter of 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,334 and an aggregate accrued interest balance of $105,850 into an aggregate of 467,123 shares of the Company’s common stock at conversion prices ranging from $2.45-$3.29 per share. The shares issued upon the conversion of the convertible promissory notes had a fair value at issuance of $1,941,125.

Earlybird Capital Settlement Agreement

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

Exchanges of Related Party Loans and Convertible Notes

On September 30, 2021, Dr. Lawrence Steinman and Sir Marc Feldmann, Ph.D., each of whom serve as Co-Executive Chairmen of the Company’s Board of Directors, agreed with the Company to convert amounts owed under outstanding loans with an aggregate principal balance of $693,371 and an aggregate accrued interest balance of $157,741 into an aggregate of 141,852 shares of the Company’s common stock at the conversion price of $6.00 per share, pursuant to the terms of the agreement, which conversion rate was above the closing consolidated bid price of the Company’s common stock on the date the binding agreement was entered into. (See Note 10 - Loans Payable and Note 11 - Convertible Notes Payable for more information.)

Mintz Levin Settlement

In September 2021, the Company entered into a settlement agreement with Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”), whereby the Company agreed to pay $800,000 to Mintz for legal services rendered. Mintz had billed the Company an aggregate of $1,454,240 before factoring any interest charges. The Company recorded a gain of approximately $650,000 after making payment pursuant to the settlement agreement.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of its assets, liabilities, revenue and expenses. The Company has identified certain policies and estimates as critical to its business operations and the understanding of its past or present results of operations related to (i) goodwill and (ii) intangible assets and in-process research and development (“IPR&D”). These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on the Company’s consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. The Company believes that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

Goodwill/Intangible Assets and In-Process Research and Development (“IPR&D”)

The Company has a significant amount of goodwill, intangible assets and IPR&D assets that are assessed at least annually for impairment. At December 31, 2021, goodwill, intangible assets and IPR&D assets totaled $51.5 million, or 81%, of the Company’s total assets. The impairment analyses of these assets are considered critical because of their significance to the Company. Intangible assets arising from business combinations or acquisitions, such as goodwill, patents and IPR&D assets are initially recorded at estimated fair value. Licensed patents are amortized over the remaining life of the patent. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. Our goodwill was derived from acquisitions where the purchase price exceeded the fair value of the net assets acquired The Company is required to reassign goodwill to reporting units whenever reorganizations of the internal reporting structure change the composition of its reporting units. The Company identified one reporting unit which represents its sole operating segment.

The Company is required to assess goodwill/intangible assets and IPR&D assets at least annually, or more frequently, if an event occurs or circumstances change that indicates it is more likely than not the fair value of the Company’s reporting unit was less than its carrying value. In assessing goodwill/intangible assets and IPR&D assets for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. For December 31, 2021, the Company elected to bypass the qualitative analysis and proceeded directly to the two- step test.

The first step of the goodwill/intangible assets and IPR&D assets impairment test used to identify potential impairment compares the fair value of the reporting unit with its carrying amount, including goodwill/intangible assets and IPR&D assets. The Company determined the fair market value of its single reporting unit as of December 31, 2021 to be its market capitalization of $132,760,680, which represents $3.90 per share (the market close price) multiplied by 34,021,200 shares (consisting of 34,035,925 shares of common stock plus 5,275 special voting shares which are exchangeable into common stock for no additional consideration) on December 31, 2021. The carrying amount of the reporting unit as of December 31, 2021 was $40,207,861 (total assets of $63.5 million less total liabilities of $23.3 million).

Since the fair value of the Company ($132,760,680) exceeded the carrying value of the Company ($40,207,861) as of December 31, 2021, and the carrying value of the Company is greater than zero, management concluded the goodwill/intangible assets and IPR&D assets of the reporting unit was not impaired. The Company will continue to perform goodwill/intangible assets and IPR&D assets impairment testing on an annual basis, or as needed if there are changes to the composition of its reporting unit. For additional information on goodwill/intangible assets and IPR&D assets, see Note 3 – Summary of Significant Accounting Policies - Goodwill and Note 3 – Summary of Significant Accounting Policies - Intangible Assets and In-Process Research and Development.

Derivative Liabilities

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. At December 31, 2021, derivative liabilities totaled $15.2 million, or 65%, of the Company’s total liabilities. The analyses of these liabilities are considered critical because of their significance to the Company. Entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity.

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

The Company evaluated the terms of its AGP warrants (see Note 9 – Derivative Liabilities) when they were originally earned and determined that the AGP Warrants should initially be liability-classified at their fair value at issuance with subsequent remeasurement (mark-to-market) at period ends. As of December 31, 2021, the Company has concluded that its warrants should remain liability-classified as of December 31, 2021due to the presence of the Tender Offer Provision combined with the existence of the Exchangeable Shares that have voting rights consistent with common stockholders. For additional information on derivative liabilities, see Note 3 – Summary of Significant Accounting Policies - Derivative Liabilities.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of its business. These risks primarily include interest rate sensitivities. As of December 31, 2021, we had $8,224,508 in cash and cash equivalents. We intend to hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of its investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2021. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of 180 Life Sciences Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies. Additionally, this Report does not contain an attestation report of our registered public accounting firm regarding internal control over financial reporting since the Company, as an “emerging growth company,” is not required to provide such report.

Management of 180 Life Sciences Corp., including our principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework” (2013).

Management concluded that certain aspects of the Company’s internal control over financial reporting was not effective as of December 31, 2021, based on those criteria. Specifically, management’s conclusion was based on the following material weakness which existed as of December 31, 2020:

●	Financial Reporting Systems: The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

The following material weakness which existed broadly as of December 31, 2020 has been narrowed on specific areas as of December 31, 2021 as the Company has made significant progress in remediating this material weakness:

●	Ineffective review controls over period end financial disclosure and reporting processes related to stock-based compensation and payroll expense classification.

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

Remediation Plan

Management intends to take steps to develop and enhance its internal controls over financial reporting, including:

●	Retaining the same accounting personnel throughout all reporting periods in 2022 to establish continuity of processes and implement sustainable improvements and efficiencies in the financial reporting and consolidation tools and procedures.

●	Consider opportunities for improving the consolidations and financial statement processes, including exploring migrating to NetSuite, or a similar automated consolidations application to streamline the consolidations and reporting processes and enhance efficiency and accuracy.

●	As part of the systems review and potential migration, our plan is to:

o	Strengthen the chart of accounts to provide required roll ups
o	Review current mapping and implement new procedures to enhance the controls on future changes
o	Automate reporting and calculations whenever possible

●	To the extent manual processes, schedules and/or adjustments exist as part of, or following implementation, Management reviews must include additional high-level steps such as mapping considerations to financial reporting and detailed reviews of annual schedules to ensure the completeness and appropriate classification of expenses in the financial disclosure and reporting process.

Remediation Of Material Weaknesses in Internal Control over Financial Reporting

The Company had previously reported that, as of December 31, 2020, it had identified the following two material weaknesses in its internal control over financial reporting:

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

During the year ended December 31, 2021, the Company has taken corrective action and/or placed in operation, controls to separately address the two material weaknesses described above, including Segregation of Duties, and Insufficient written policies and procedures for accounting and financial reporting. Over the course of the year, and concluding in the fourth quarter, management performed sufficient testing of the design and operating effectiveness of the applicable controls implemented to ensure sustainability. Upon the completion of testing, management concluded such controls have been operating effectively over a sufficient timeframe. These actions were subject to ongoing review by our Senior Management, as well as oversight by the Audit Committee of our Board of Directors.

Based on the corrective actions described above, and testing completed for the year ended December 31, 2021, it is management’s conclusion the two material weaknesses noted above that existed as of December 31, 2021 have been remediated.

The Company has also taken substantial corrective action and/or placed in operation, controls to address the material weakness related to the ineffective review controls and reporting processes, however such actions and controls were deemed insufficient to remediate this material weakness for the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this Report or during the quarter ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is included under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Board Committee Membership”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2022 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2021, in connection with the solicitation of proxies for the Company’s 2022 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is included under the headings “Executive and Director Compensation”, “Executive Compensation”, “Director Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is included under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is included under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent public accounting firm is Marcum LLP, San Francisco, CA, PCAOB Auditor ID Auditor Firm Id: 688.

The information required by this Item is included under the heading “Ratification of Appointment of Auditors”-“Audit Fees” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

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

(3) Exhibits

EXHIBIT INDEX

		Filed/ Furnished	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of July 25, 2019, by and among KBL, 180, Katexco, CBR Pharma, 180 LP, Merger Sub and the Stockholder Representative		8-K	001-38105	2.1	7/26/2019
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of January 29, 2020, by and among KBL, 180, Katexco, CBR Pharma, 180 LP, Merger Sub and the Stockholder Representative.		8-K	001-38105	2.1	2/3/2020
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of August 7, 2020, by and among KBL, 180, Katexco, CBR Pharma, 180 LP, Merger Sub and the Stockholder Representative		8-K	001-38105	2.1	8/13/2020
3.1	Certificate of Incorporation.		S-1	333-217475	3.1	4/26/2017
3.2	Amended and Restated Certificate of Incorporation.		8-K	001-38105	3.1	6/7/2017
3.3	Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-38105	3.1	3/8/2019
3.4	Second Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-38105	3.1	6/6/2019
3.5	Third Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-38105	3.1	12/6/2019
3.6	Fourth Amendment to Amended and Restated Certificate of Incorporation		8-K	001-38105	3.1	4/8/2020
3.7	Fifth Amendment to Amended and Restated Certificate of Incorporation		8-K	001-38105	3.1	7/13/2020
3.8	Second Amended and Restated Certificate of Incorporation		8-K	001-38105	3.1	11/12/2020
3.9	Amended and Restated Bylaws of 180 Life Sciences Corp.		8-K	001-38105	3.1	8/10/2021
4.1	Specimen Unit Certificate.		S-1	333-217475	4.1	4/26/2017
4.2	Specimen Common Stock Certificate.		S-1	333-217475	4.2	4/26/2017
4.3	Specimen Warrant Certificate.		S-1	333-217475	4.3	4/26/2017
4.4	Specimen Right Certificate.		S-1	333-217475	4.5	5/26/2017
4.5	Warrant Agreement, dated as of June 1, 2017, between Continental Stock Transfer & Trust Company and the Company.		8-K	001-38105	4.1	6/7/2017
4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.		10-K	001-38105	4.1	7/9/2021

4.7	Form of 10% Senior Secured Convertible Promissory Note issued June 2020.	8-K	001-38105	4.8	7/2/2020
4.8	Form of 10% Senior Secured Convertible Promissory Note	8-K	001-38105	4.1	9/14/2020
4.9	Form of Warrant (February 2021 Private Offering)	8-K	001-38105	4.1	2/24/2021
10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.	8-K	001-38105	10.1	6/7/2017
10.2	Registration Rights Agreement among the Company and certain securityholders.	8-K	001-38105	10.3	6/7/2017
10.3	Securities Subscription Agreement, dated September 7, 2016, between the Company and KBL IV Sponsor LLC.	S-1	333-217475	10.5	4/26/2017
10.4	Third Amended and Restated Unit Subscription Agreement, dated June 1, 2017, between the Company and KBL IV Sponsor LLC.	8-K	001-38105	10.5	6/7/2017
10.5	Third Amended and Restated Unit Subscription Agreement, dated June 1, 2017, between the Company and the underwriters of the IPO.	8-K	001-38105	10.6	6/7/2017
10.6	Form of Indemnity Agreement.	S-1	333-217475	10.8	4/26/2017
10.7	Administrative Services Agreement, dated June 1, 2017, between the Company and KBL IV Sponsor LLC.	8-K	001-38105	10.7	6/7/2017
10.8	Form of Guarantee and Commitment Agreement.	8-K	001-38105	10.1	7/26/2019
10.9#	2020 Omnibus Incentive Plan	8-K	001-38105	10.3	11/12/2020
10.10	Promissory Note, dated March 15, 2019, issued to KBL IV Sponsor LLC.	S-4	333-234650	10.13	11/12/2019
10.11	Promissory Note, dated August 21, 2019, issued to 180 Life Sciences Corp. (f/k/a CannBioRex Life Sciences Corp.)	S-4	333-234650	10.14	11/12/2019
10.12	Promissory Note, dated August 28, 2019, issued to 180 Life Sciences Corp. (f/k/a CannBioRex Life Sciences Corp.)	S-4	333-234650	10.15	11/12/2019
10.13	Promissory Note, dated September 30, 2019, issued to 180 Life Sciences Corp. (f/k/a CannBioRex Life Sciences Corp.)	S-4/A	333-234650	10.16	8/28/2020
10.14	Promissory Note, dated April 10, 2019, issued to 180 Life Sciences Corp. (f/k/a CannBioRex Life Sciences Corp.)	S-4/A	333-234650	10.17	8/28/2020
10.15	Promissory Note, dated October 31, 2019, issued to 180 Life Sciences Corp. (f/k/a CannBioRex Life Sciences Corp.)	S-4/A	333-234650	10.18	8/28/2020
10.16	Promissory Note, dated June 8, 2020, issued to 180 Life Sciences Corp. (f/k/a CannBioRex Life Sciences Corp.)	S-4	333-234650	10.19	8/28/2020

10.17	Securities Purchase Agreement, dated June 12, 2020, by and among the Company and the purchasers signatory thereto.	8-K	001-38105	10.1	7/2/2020
10.18	Registration Rights Agreement, dated as of June 12, 2020, by and among the Company and the parties signatory thereto.	8-K	001-38105	10.2	7/2/2020
10.19	Securities Purchase Agreement, dated September 8, 2020, by and among the Company and the purchasers signatory thereto	8-K	001-38105	10.1	9/14/2020
10.20	Registration Rights Agreement, dated September 8, 2020, by and among the Company and the parties signatory thereto	8-K	001-38105	10.2	9/14/2020
10.21	Amended and Restated Promissory Note, dated September 2020, issued to KBL IV Sponsor LLC	S-1	333-249539	10.24	10/19/2020
10.22	Convertible Promissory Note, dated September 2020, issued to KBL IV Sponsor LLC	S-1	333-249539	10.25	10/19/2020
10.23	Escrow Agreement dated November 6, 2020, by and between the registrant, Continental Stock Transfer & Trust Company, and Lawrence Pemble.	8-K	001-38105	10.2	11/12/2020
10.24#	Employment Agreement, dated July 1, 2020, by and between 180 Life Corp. (f/k/a 180 Life Sciences Corp.) and James N. Woody, M.D., Ph.D..	8-K	001-38105	10.4	11/12/2020
10.25#	First Amendment to Employment Agreement by and between 180 Life Corp. (f/k/a 180 Life Sciences Corp.) and James N. Woody, M.D., Ph.D.	8-K	001-38105	10.5	11/12/2020
10.26	Amendment Agreement dated November 25, 2020	8-K	001-38105	10.1	11/27/2020
10.27£	Securities Purchase Agreement dated as of February 19, 2021, by and between 180 Life Sciences Corp. and the purchasers identified on the signature pages thereto.	8-K	001-38105	10.1	2/24/2021
10.28	Engagement Letter dated January 26, 2021, between 180 Life Sciences Corp. and Maxim Group LLC.	8-K	001-38105	10.2	2/24/2021
10.29	Amendment to Engagement Letter between 180 Life Sciences Corp. and Maxim Group LLC dated February 18, 2021.	8-K	001-38105	10.3	2/24/2021
10.30	Registration Rights Agreement dated as of February 23, 2021, by and between 180 Life Sciences Corp. and the purchasers signatory thereto.	8-K	001-38105	10.4	2/24/2021

10.31#	Form of Lock-Up Agreement (February 2021 Private Offering)	8-K	001-38105	10.5	2/24/2021
10.32#	Consultancy Agreement dated February 22, 2021, by and between 180 Life Sciences Corp. and Prof Jagdeep Nanchahal	8-K	001-38105	10.1	3/3/2021
10.33#	Amended and Restated Employment Agreement dated February 25, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp. and James N. Woody	8-K	001-38105	10.2	3/3/2021
10.34#	James N. Woody - Stock Option Agreement effective February 26, 2021 (1,400,000 shares)	8-K	001-38105	10.3	3/3/2021
10.35#	Employment Agreement dated February 24, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp. and Ozan Pamir and Amendment and Correction Thereto dated March 1, 2021	8-K	001-38105	10.4	3/3/2021
10.36#	Ozan Pamir - Stock Option Agreement effective February 26, 2021 (180,000 shares)	8-K	001-38105	10.5	3/3/2021
10.37#	First Amendment to Consultancy Agreement dated March 31, 2021, by and between 180 Life Sciences Corp. and Prof Jagdeep Nanchahal	8-K	001-38105	10.1	4/2/2021
10.38	Settlement and Mutual Release Agreement dated May 4, 2021, by and between 180 Life Sciences Corp. and EarlyBirdCapital, Inc.	8-K	001-38105	10.1	5/7/2021
10.39#	Second Amendment to Employment Agreement dated May 27, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp., Katexco Pharmaceuticals Corp. and Ozan Pamir	8-K	001-38105	10.2	5/27/2021
10.40#	Form of Director Nominee Offer Letter (May 2021)	8-K	001-38105	10.1	5/27/2021
10.41#	Form of August 21, 2019 Employment Agreement between KBL Merger Corp. IV and Jonathan Rothbard
10.42£	Sir Marc Feldmann Confirmation of Rescission of Note Amendments effective February 25, 2021	10-Q	001-38105	10.15	7/19/2021
10.43	Dr. Lawrence Steinman Confirmation of Rescission of Note Amendments effective February 25, 2021	10-Q	001-38105	10.16	7/19/2021
10.44	Common Stock Purchase Warrant dated July 31, 2021, to purchase 25,000 shares of common stock of 180 Life Sciences Corp., granted to Alpha Capital Anstalt	8-K	001-38105	4.1	8/2/2021
10.45	Mutual Release and Settlement Agreement dated July 31, 2021, issued by 180 Life Sciences Corp. to Alpha Capital Anstalt	8-K	001-38105	10.1	8/2/2021

10.46	Form of Stock Option Agreement (Independent Directors August 2021 Grants)	10-Q	001-38105	10.9	8/6/2021
10.47	Form of Purchaser Warrant (August 2021 Offering)	8-K	001-38105	4.1	8/24/2021
10.48£	Securities Purchase Agreement dated as of August 19, 2021, by and between 180 Life Sciences Corp. and the purchasers identified on the signature pages thereto	8-K	001-38105	10.1	8/24/2021
10.49	Engagement Letter dated August 17, 2021, between 180 Life Sciences Corp. and Maxim Group LLC	8-K	001-38105	10.2	8/24/2021
10.50	Registration Rights Agreement dated as of August 23, 2021, by and between 180 Life Sciences Corp. and the purchasers signatory thereto	8-K	001-38105	10.3	8/24/2021
10.51	Form of Lock-Up Agreement (August 2021 Offering)	8-K	001-38105	10.4	8/24/2021
10.52£	Settlement and Mutual Release Agreement dated September 17, 2021, by and between 180 Life Sciences Corp. and Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.	8-K	001-38105	10.1	9/20/2021
10.53	180 Life Sciences Corp. 2020 Omnibus Incentive Plan (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K that was filed on November 12, 2020, and incorporated herein by reference)	S-8	333-259918	4.1	9/30/2021
10.54	Form of Stock Option Agreement 180 Life Sciences Corp. 2020 Omnibus Incentive Plan	S-8	333-259918	4.2	9/30/2021
10.55	Form of Restricted Stock Grant Agreement Stock Option Agreement 180 Life Sciences Corp. 2020 Omnibus Incentive Plan	S-8	333-259918	4.3	9/30/2021
10.56	Debt Conversion Agreement dated September 30, 2021, by and between 180 Life Sciences Corp. and Dr. Lawrence Steinman and Sir Marc Feldmann	8-K	001-38105	10.1	10/5/2021
10.57#	October 29, 2021, Employment Agreement between 180 Life Sciences Corp. and Quan Anh Vu	8-K	001-38105	10.1	10/29/2021
10.58#	First Amendment to Consultancy Agreement dated March 31, 2021, by and between 180 Life Sciences Corp. and Prof Jagdeep Nanchahal	8-K	001-38105	10.1	4/2/2021
10.59	Settlement and Mutual Release Agreement dated May 4, 2021, by and between 180 Life Sciences Corp. and EarlyBirdCapital, Inc.	8-K	001-38105	10.1	5/7/2021
10.60#	Second Amendment to Employment Agreement dated May 27, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp., Katexco Pharmaceuticals Corp. and Ozan Pamir	8-K	001-38105	10.2	5/27/2021
10.61#	Form of Director Nominee Offer Letter (May 2021)	8-K	001-38105	10.1	5/27/2021

10.62#	Sir Marc Feldmann Confirmation of Rescission of Note Amendments effective February 25, 2021		10-Q	001-38105	10.15	7/19/2021
10.63#	Dr. Lawrence Steinman Confirmation of Rescission of Note Amendments effective February 25, 2021		10-Q	001-38105	10.16	7/19/2021
10.64	Common Stock Purchase Warrant dated July 31, 2021, to purchase 25,000 shares of common stock of 180 Life Sciences Corp., granted to Alpha Capital Anstalt		8-K	001-38105	4.1	8/2/2021
10.65	Mutual Release and Settlement Agreement dated July 31, 2021, issued by 180 Life Sciences Corp. to Alpha Capital Anstalt		8-K	001-38105	10.1	8/2/2021
10.66#	Form of Stock Option Agreement (Independent Directors August 2021 Grants)		10-Q	001-38105	10.9	8/16/2021
10.67#	Consulting Agreement dated November 17, 2021, by and between 180 Life Science Corp. and Lawrence Steinman, M.D.		8-K	001-38105	10.1	11/18/2021
14.1#	Code of Business and Ethics		S-1	333-217475	10.8	4/26/2017
21.1*	List of Subsidiaries	X
23.1*	Marcum LLP	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Form of Audit Committee Charter.		S-1	333-217475	99.1	4/26/2017
99.2	Form of Compensation Committee Charter.		S-1	333-217475	99.2	4/26/2017
99.3	Nominating and Corporate Governance Committee Charter		8-K	001-38105	99.8	11/12/2020
99.4*	Risk, Safety and Regulatory Committee Charter
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plans or arrangements.
£	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that 180 Life Sciences Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: March 30, 2022	/s/ James N. Woody
	By:	James N. Woody, Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2022	/s/ Ozan Pamir
	By:	Ozan Pamir, Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James N. Woody	Chief Executive Officer and Director	March 30,
James N. Woody	(Principal Executive Officer)	2022

/s/ Ozan Pamir	Interim Chief Financial Officer	March 30,
Ozan Pamir	(Principal Financial and Accounting Officer)	2022

/s/ Marc Feldmann	Co-Executive Chairman and Director	March 30,
Marc Feldmann		2022

/s/ Lawrence Steinman	Co-Executive Chairman and Director	March 30,
Lawrence Steinman		2022

/s/ Larry Gold	Director	March 30,
Larry Gold, Ph.D.		2022

/s/ Donald A. McGovern, Jr.	Lead Director	March 30,
Donald A. McGovern, Jr.		2022

/s/ Pamela G. Marrone	Director	March 30,
Pamela G. Marrone		2022

/s/ Francis Knuettel II	Director	March 30,
Francis Knuettel II		2022

/s/ Russell T. Ray	Director	March 30,
Russell T. Ray		2022

/s/ Teresa DeLuca	Director	March 30,
Teresa DeLuca		2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

180 Life Sciences Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 180 Life Sciences Corp. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

San Francisco, CA

March 30, 2022

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	December 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash	$8,224,508	$2,108,544
Due from related parties	-	300,000
Prepaid expenses and other current assets	2,976,583	1,606,414
Total Current Assets	11,201,091	4,014,958
Intangible assets, net	1,948,913	2,047,818
In-process research and development	12,575,780	12,569,793
Goodwill	36,987,886	36,900,801
Total Assets	$62,713,670	$55,533,370
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$586,611	$8,529,259
Accounts payable - related parties	-	215,495
Accrued expenses	1,964,580	4,110,916
Accrued expenses - related parties	18,370	454,951
Loans payable - current portion	1,828,079	968,446
Loans payable - related parties	81,277	513,082
Convertible notes payable	-	1,916,195
Convertible notes payable - related parties	-	270,000
Derivative liabilities	15,220,367	4,442,970
Total Current Liabilities	19,699,284	21,421,314
Accrued issuable equity	-	43,095
Loans payable - non current portion	48,165	113,763
Deferred tax liability	3,643,526	3,668,329
Total Liabilities	23,390,975	25,246,501
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at December 31, 2021 and 2020	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,035,925 and 26,171,225 shares issued and outstanding at December 31, 2021 and 2020, respectively	3,404	2,617
Additional paid-in capital	107,184,137	78,005,004
Accumulated other comprehensive income	817,440	636,886
Accumulated deficit	(68,682,286)	(48,357,638)
Total Stockholders’ Equity	39,322,695	30,286,869
Total Liabilities and Stockholders’ Equity	$62,713,670	$55,533,370

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	For the Year Ended
	December 31,
	2021	2020
Operating Expenses:
Research and development	$1,000,769	$2,217,371
Research and development - related parties	2,947,536	75,633
General and administrative	11,230,118	3,169,260
General and administrative - related parties	462,580	185,848
Total Operating Expenses	15,641,003	5,648,112
Loss From Operations	(15,641,003)	(5,648,112)

Other (Expense) Income:
Loss on sale and disposal of property and equipment	-	(37,174)
Gain on settlement of liabilities	926,829	-
Other income	(146,822)	15,334
Other income - related parties	-	240,000
Interest expense	(135,953)	(1,002,424)
Interest expense - related parties	(50,255)	(84,550)
Loss on extinguishment of convertible notes payable, net	(9,737)	(2,580,655)
Change in fair value of derivative liabilities	(4,677,388)	(1,816,309)
Change in fair value of accrued issuable equity	(9,405)	9,405
Offering costs allocated to warrant liabilities	(604,118)	-
Total Other Expense, Net	(4,706,849)	(5,256,373)
Loss Before Income Taxes	(20,347,852)	(10,904,485)
Income tax benefit	23,204	20,427
Net Loss	(20,324,648)	(10,884,058)

Deemed dividend related to the Series A Convertible Preferred Stock	-	(1,122,702)
Net Loss Attributable to Common Stockholders	$(20,324,648)	$(12,006,760)

Net Loss	$(20,324,648)	$(10,884,058)

Other Comprehensive Income:
Foreign currency translation adjustments	180,554	484,083
Total Comprehensive Income	$(20,144,094)	$(10,399,975)

Basic and Diluted Net Loss per Common Share	$(0.65)	$(0.66)

Weighted Average Number of Common Shares Outstanding:	31,355,439	18,154,056

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in US Dollars)

	For The Year Ended December 31, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2021	26,171,225	$2,617	$78,005,004	$636,886	$(48,357,638)	$30,286,869
Shares issued upon conversion of KBL debt (Note 11)	467,123	47	1,941,078	-	-	1,941,125
Shares issued upon conversion of 180 debt (Note 11)	158,383	16	432,367	-	-	432,383
Shares issued in connection with the financing, net of financing costs (Note 9)	2,564,000	256	10,730,814	-	-	10,731,070
Offering costs allocated to warrant liabilities (Note 13)	-	-	604,118	-	-	604,118
Warrants issued in connection with private offering, reclassified to derivative liabilities (Note 9)	-	-	(7,294,836)	-	-	(7,294,836)
Shares issued upon exchange of common stock equivalents (Note 13)	1,745,054	174	(174)	-	-	-
Shares issued to settle accounts payable (Note 12)	225,000	23	1,973,227	-	-	1,973,250
Shares issued in connection with the August 2021 Offering, net of financing costs (Note 13)	2,500,000	250	13,879,750	-	-	13,880,000
Shares issued to settle convertible debt and derivative liabilities with Alpha Capital (Note 11)	150,000	15	1,060,485	-	-	1,060,500
Shares issued in connection with the repayment of related party loans and convertible notes (Note 13)	141,852	15	851,097	-	-	851,112
Stock based compensation (Note 13):
Common stock	317,553	31	2,148,858	-	-	2,148,889
Options	-	-	2,852,309	-	-	2,852,309
Shares Cancelled	(404,265)	(40)	40	-	-	-
Comprehensive income (loss):
Net loss	-	-	-	-	(20,324,648)	(20,324,648)
Other comprehensive income	-	-	-	180,554	-	180,554
Balance - December 31, 2021	34,035,925	$3,404	$107,184,137	$817,440	$(68,682,286)	$39,322,695

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, continued

(Expressed in US Dollars)

	For The Year Ended December 31, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2020	13,846,925	$1,384	$75,890,295	$152,803	$(37,473,580)	$38,570,902
Common stock issued for cash (Note 13)	12,292	1	72,499	-	-	72,500
Shares issued upon conversion of KBL debt (Note 11)	1,519,628	152	4,164,833	-	-	4,164,985
Shares issued upon conversion of 180 debt (Note 11)	482,894	48	2,117,270			2,117,318
Shares issued upon the conversion of the Series A convertible preferred stock (Note 13)	1,619,144	162	4,348,873			4,349,035
Shares issued upon exchange of common stock equivalents (Note 13)	1,521,157	153	(153)	-	-	-
Beneficial conversion feature on convertible debt issued (Note 11)	-	-	329,300	-	-	329,300
Deemed dividend on Series A convertible preferred stock (Note 13):
Extinguishment loss	-	-	(565,659)	-	-	(565,659)
Make-whole dividend	-	-	(333,333)	-	-	(333,333)
Beneficial conversion feature	-	-	(223,710)	-	-	(223,710)
Stock based compensation (Note 13):
Common stock	240,540	24	1,057,965	-	-	1,057,989
Options	-	-	7,798	-	-	7,798
Effect of reverse recapitalization, net of cash acquired (Note 4)	6,928,645	693	(8,860,974)	-	-	(8,860,281)
Comprehensive loss:
Net loss	-	-	-	-	(10,884,058)	(10,884,058)
Other comprehensive loss	-	-	-	484,083	-	484,083
Balance - December 31, 2020	26,171,225	$2,617	$78,005,004	$636,886	$(48,357,638)	$30,286,869

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the Years Ended
	December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(20,324,648)	$(10,884,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation
Shares issued for services	2,148,889	-
Amortization of stock options	2,852,309	1,118,286
Amortization of debt discount	-	356,179
Depreciation and amortization	109,947	125,333
Bad debt expense (recovery) - related parties	300,000	(1,699,825)
Gain on exchange rate transactions	-	4,760
Interest capitalized to debt principal	-	396,535
Gain on settlement of liabilities, net	(926,829)	(25,643)
Loss on extinguishment of convertible note payable	9,737	2,580,655
Deferred tax benefit	(24,803)	(20,427)
Offering costs allocated to warrant liabilities	604,118	-
Loss on sale/disposal of property and equipment	-	37,174
Change in fair value of derivative liabilities	4,677,388	1,816,309
Change in fair value of accrued issuable equity	9,405	(9,405)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,377,247)	(210,195)
Due from related parties	-	(217,939)
Accounts payable	(5,730,537)	2,226,814
Accrued expenses	(1,646,657)	533,486
Accrued issuable equity	(52,500)	-
Total adjustments	953,220	7,012,097
Net Cash Used In Operating Activities	(19,371,428)	(3,871,961)

Cash Flows From Investing Activities
Cash withdrawn from Trust Account	-	10,280,739
Cash acquired in reverse merger	-	3,006,235
Proceeds from repayment of notes receivable	-	1,203,750
Net Cash Provided by Investing Activities	-	14,490,724

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants	26,666,200	72,500
Offering costs in connection with sale of common stock and warrants	(2,055,130)	-
Repayment of advances from related party	-	(201,859)
Repayment of convertible debt	(10,000)	-
Repayment of loans payable	(807,594)	(72,843)
Payment of common stock redemptions payable	-	(9,006,493)
Proceeds from loans payable	1,618,443	275,049
Proceeds from convertible notes payable	-	82,500
Proceeds from Paycheck Protection Program Loan	-	53,051
Proceeds from Bounce Back Scheme Loan	-	64,168
Net Cash Provided By (Used In) Financing Activities	25,411,919	(8,733,927)

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Expressed in US Dollars)

	For the Years Ended
	December 31,
	2021	2020
Effect of Exchange Rate Changes on Cash	75,473	140,311

Net Increase In Cash	6,115,964	2,025,147
Cash - Beginning of Period	2,108,544	83,397
Cash - End of Period	$8,224,508	$2,108,544

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$35,351	$-

Non-cash investing and financing activities:
Common stock issued upon conversion of KBL debt	$1,931,388	$-
Common stock issued upon conversion of 180 debt	$432,383	$-
Common stock issued in connection with repayment of related party loans and convertible notes	$851,112	$-
Shares and warrants issued for Alpha Settlement	$1,013,331	$-
Exchange of common stock equivalents for common stock	$146	$-
Shares issued to settle accounts payable	$1,750,000	$-
Reclassification of accrued issuable equity	$43,095	$-
Recognition of beneficial conversion feature as loss on extinguishment of convertible note principal	$-	$329,300
Redemption premium and restructuring fee recognized as an increase in convertible note principal	$-	$557,436
Conversion of notes payable and accrued interest into common stock	$-	$6,282,303
Deemed dividend - Conversion of Series A Convertible Preferred Stock into common stock	$-	$4,349,035
Deemed dividend - Extinguishment on Series A Convertible Preferred stock	$-	$565,659
Deemed dividend - Make-whole dividend on conversion of Series A Convertible preferred stock	$-	$333,333
Deemed dividend - Beneficial conversion feature on Series A Convertible Preferred Stock	$-	$223,710
Net non-cash liabilities assumed in Business Combination	$-	$11,866,515
Financing of D&O insurance premium	$-	$728,437

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

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

On November 6, 2020 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”) following a special meeting of stockholders held on November 5, 2020, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt that certain Business Combination Agreement (as amended, the “Business Combination Agreement”), dated as of July 25, 2019. Pursuant to the Business Combination Agreement, among other things, a subsidiary of the Company merged with and into 180, with 180 continuing as the surviving entity and a wholly- owned subsidiary of the Company (the “Merger”). The Merger became effective on November 6, 2020 (see Note 4 – Business Combination).

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

Management has evaluated, and will continue to evaluate, the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or completion of business combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The follow up time for patient data and the statistical analysis for the Phase 2b Dupuytren’s Contracture clinical trial was delayed as a result of COVID-19, but such follow-up and statistical analysis are now completed and the Company announced the top-line data results from the Phase 2b trial on December 1, 2021. Additionally, COVID-19 has delayed the initiation of certain clinical trials and may delay the initiation of other clinical trials in the future or otherwise have a material adverse effect on our future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. For the year ended December 31, 2021, the Company incurred a net loss of $20,324,648 and used cash in operations of $19,371,428. As of December 31, 2021, the Company has an accumulated deficit of $68,682,286 and a working capital deficit of $8,498,193. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

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

The consolidated financial statements include the historical accounts of 180 Life Corp. as accounting acquirer along with its wholly-owned subsidiaries, and, effective with the closing of the Business Combination, 180LS as the accounting acquiree. All intercompany transactions and balances have been eliminated in consolidation.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Canadian Dollar (“CAD”) or British Pound (“GBP”). Assets and liabilities are translated based on the exchange rates at the balance sheet date (0.7874 and 0.7847 for the CAD, 1.3510 and 1.3649 for the GBP as of December 31, 2021 and 2020, respectively), while expense accounts are translated at the weighted average exchange rate for the period (0.7977 and 0.7462 for the CAD and 1.3753 and 1.2843 for the GBP for the years ended December 31, 2021 and 2020, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the years ended December 31, 2021 and 2020, the Company recorded other comprehensive income of $180,133 and $484,083, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($69) and $1,030 of foreign currency transaction (losses)/gains for the years ended December 31, 2021 and 2020, respectively. Such amounts have been classified within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. The Company had no cash equivalents at December 31, 2021 or 2020. As of December 31, 2021, the Company had bank accounts in the United States and the United Kingdom. The Company’s cash deposits in United States and English financial institutions may at times may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or the Financial Services Compensation Scheme (“FSCS”) insurance limits, respectively. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. An impairment exists when the carrying value of the long-lived asset is not recoverable and exceeds its estimated fair value. No impairment charges were recorded during the years ended December 31, 2021 and 2020, respectively.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. The Company reviews goodwill yearly, or more frequently whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. As of December 31, 2021, the Company elected to bypass the qualitative assessment and conducted a quantitative assessment whereby it was determined the fair value of the reporting unit (which the Company concluded was the consolidated entity), exceeded the carrying value and, accordingly, there was no impairment of goodwill.

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

The carrying amounts of certain of the Company’s financial instruments, consisting primarily of loans payable and convertible notes payable, approximate their fair values as presented in these consolidated financial statements due to the short-term nature of those instruments. The Company’s derivative liabilities were valued using level 3 inputs (see Note 9 – Derivative Liabilities for additional information).

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive.

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2021	2020
Options	2,741,000	50,000
Warrants	11,153,908	6,064,908
Convertible debt (a)	-	932,614
Total potentially dilutive shares	13,894,908	7,047,522

a)	Represents shares issuable upon conversion of debt at various conversion prices, some of which were calculated using the fair value of the Company’s common stock at the respective balance sheet date.

Research and Development

Research and development expenses are charged to operations as incurred. During the years ended December 31, 2021 and 2020, the Company incurred $1,000,769 and $2,217,371, respectively, of research and development expenses. As of December 31, 2021 and 2020, research and development expenses – related parties were $2,947,536 and $75,633, respectively. See Note 15 – Related Parties for more information on research and development expenses – related parties.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective for January 1, 2021 and its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued But Not Yet Adopted Accounting Pronouncements

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

NOTE 4 – BUSINESS COMBINATION

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

Below is a summary of the assets acquired and the liabilities assumed in connection with the Business Combination.

Cash	$3,006,235
Prepaid expenses	57,748
Marketable securities held in Trust Account	10,373,857
Accounts payable and accrued expenses	(4,722,933)
Convertible notes payable, net of debt discount	(2,504,045)
Derivative liabilities (see Note 9)	(3,945,365)
Due to/from Related Party	(201,859)
Loans payable	(10,000)
Promissory note with 180	(496,161)
Redemptions payable	(9,006,493)
Net fair value of assets acquired and liabilities assumed	(7,449,016)
Series A convertible preferred stock (see Note 13)	(1,411,265)
Effect of reverse recapitalization	$(8,860,281)

Subsequent to the Business Combination, the marketable securities were released from the Trust Account, were converted into cash, and were used to settle the share redemption payable.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Insurance	$2,151,487	$1,003,271
Research and development expense tax credit receivable	644,513	409,470
Professional fees	80,783	104,080
Value-added tax receivable	24,411	37,751
Taxes	25,634	37,424
Other	49,755	14,418
	$2,976,583	$1,606,414

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2021 and 2020:

		As of December 31, 2021			As of December 31, 2020
	Remaining Amortization Period in Years at December 31, 2021	Gross Asset Value	Accumulated Amortization	Net Carrying Value	Gross Asset Value	Accumulated Amortization	Net Carrying Value
Licensed patents	14.6	$603,919	$(110,759)	$493,160	$592,608	$(76,766)	$515,842
Technology license	17.5	1,658,550	(202,797)	1,455,753	1,652,469	(120,493)	1,531,976
		$2,262,469	$(313,556)	$1,948,913	$2,245,077	$(197,259)	$2,047,818

Changes in the gross asset value of licensed patents and technology licenses from the dates acquired are the result of changes in the foreign currency exchange rate.

The Company recorded amortization expense of $116,297 and $116,841 during the years ended December 31, 2021 and 2020, respectively, related to intangible assets, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.

Future amortization related to intangible assets is as follows:

For the Years Ending December 31,
2022	$114,800
2023	114,800
2024	114,800
2025	114,800
2026	114,800
Thereafter	1,374,913
$1,948,913

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Consulting fees	$548,281	$1,718,559
Professional fees	252,973	1,261,751
Litigation accrual (1)	300,000	-
Employee and director compensation	725,569	878,292
Research and development fees	91,737	17,817
Interest	25,433	184,576
Other	20,587	49,921
	$1,964,580	$4,110,916

(1)	See Note 12 - Commitments and Contingencies, Potential Legal Matters.

As of December 31, 2021 and 2020, accrued expenses - related parties were $18,370 and $454,951, respectively. See Note 15 - Related Parties for details.

NOTE 8 – ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the years ended December 31, 2021 and 2020 is presented below:

Balance at January 1, 2020	$-
Additions	43,095
Balance at December 31, 2020	43,095
Reclassification to equity	(43,095)
Balance at December 31, 2021	$-

During the year ended December 31, 2020, the Company entered into a contractual arrangement for services in exchange for shares of common stock of the Company for fixed dollar amounts. Pursuant to the contractual agreement, the Company will issue an aggregate value of $5,000 common shares on a monthly basis and an aggregate of $30,000 of common shares at the end of each quarter. As of December 31, 2020, the Company recorded $43,095 of accrued issuable equity related to services. During the first quarter of 2021, this balance was reclassified to equity and as of December 31, 2021, there was no accrued issuable equity.

NOTE 9 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities (except the Public Special Purpose Acquisition Companies (“SPAC”) warrants as defined below, which are Level 1 derivative liabilities) that are measured at fair value on a recurring basis:

	For the Year Ended December 31, 2021
	Warrants
	Public	Private			Convertible
	SPAC	SPAC	PIPE	Other	Notes	Total
Balance as of January 1, 2021	$3,795,000	$256,275	$-	$165,895	$225,800	$4,442,970
Extinguishment of derivative liabilities in connection with conversion of debt (1)	-	-	-	-	(591,203)	(591,203)
Warrants issued in connection with the financing	-	-	7,294,836	-	-	7,294,836
Warrants issued relates to Alpha settlement (1)	-	-	-	95,677	-	95,677
Extinguishment of derivative liabilities in connection with the Alpha settlement (1)	-	-	-	-	(699,301)	(699,301)
Change in fair value of derivative liabilities	4,253,850	211,050	(778,536)	(73,680)	1,064,704	4,677,388
Balance as of December 31, 2021	$8,048,850	$467,325	$6,516,300	$187,892	$-	$15,220,367

(1)	See Note 11 – Convertible Notes Payable

	For the Year Ended December 31, 2020
	Warrants	Convertible Notes	Preferred Stock	Total
Beginning balance as of January 1, 2020	$-	$-	$-	$-
Derivative liabilities assumed at date of Business Combination	2,754,865	$23,500	$1,167,000	$3,945,365
Derecognition of derivative liabilities in connection with convertible note and preferred stock modification and exchanges	-	(723,336)	(2,033,068)	(2,756,404)
Issuance of derivative liabilities	-	1,219,700	218,000	1,437,700
Change in fair value of derivative liabilities	1,462,305	(294,064)	648,068	1,816,309
Ending balance as of December 31, 2020	$4,217,170	$225,800	$-	$4,442,970

The fair value of the derivative liabilities as of December 31, 2021 were estimated using the Monte-Carlo and Black Scholes option pricing models, with the following assumptions used:

December 31, 2021
Risk-free interest rate	0.85% - 1.14%
Expected term in years	2.59 - 4.15
Expected volatility	98.5%
Expected dividends	0%

In applying the Monte-Carlo and Black-Scholes option pricing models to derivatives assumed on November 6, 2020, the Company used the following assumptions:

November 6,
2020
Risk-free interest rate	0.08% - 0.40%
Expected term (years)	0.26 - 5.01
Expected volatility	80% - 207%
Expected dividends	0.00%

In connection with the modification of certain convertible notes on November 25, 2020 (See Note 11 – Convertible Notes Payable for additional details), the Company applied the Monte-Carlo and Black-Scholes option pricing models to value embedded features as derivative liabilities with the following assumptions:

November 25, 2020
Risk-free interest rate	0.06% - 0.09%
Expected term (years)	0.24 - 0.54
Expected volatility	115% - 160%
Expected dividends	0.00%

SPAC Warrants

Public SPAC Warrants

Participants in KBL’s initial public offering received an aggregate of 11,500,000 Public SPAC Warrants (“Public SPAC Warrants”). Each Public SPAC Warrant entitles the holder to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share), subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants are currently exercisable and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Company may redeem the Public Warrants, in whole and not in part, at a price of $0.01 per Public Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Public Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Public Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Public Warrants to do so on a “cashless basis.” Management has determined that the Public Warrants contain a tender offer provision which could result in the Public Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature results in the Public Warrants being precluded from equity classification. Accordingly, the Public Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The fair value of the Public SPAC Warrants on the date of the issuance was $1,978,000. At December 31, 2021 and 2020 the Public SPAC Warrants were revalued at $8,048,850 and $3,795,000, respectively, which resulted in $4,253,850 and $1,817,000 increase in the fair value of the derivative liabilities during the years ended December 31, 2021 and 2020, respectively and recorded in the accompanying consolidated statement of operations.

Private SPAC Warrants

Participants in KBL’s initial private placement received an aggregate of 502,500 Private SPAC Warrants (“Private SPAC Warrants”). Each Private Warrant entitles the holder to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share), subject to adjustment. No fractional shares will be issued upon exercise of the warrants. The Private Warrants are currently exercisable and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Private Warrants are non-redeemable so long as they are held by original holders or their permitted transferees. If the Private Warrants are held by other parties, the Company may redeem the Private Warrants, in whole and not in part, at a price of $0.01 per Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Private Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Private Warrants to do so on a “cashless basis.” Management has determined that the Private Warrants contain a tender offer provision which could result in the Private Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature (amongst others) results in the Private Warrants being precluded from equity classification. Accordingly, the Private Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The fair value of the Private SPAC Warrants on the date of the issuance was $587,925. At December 31, 2021 and 2020 the Private SPAC Warrants were revalued at $467,325 and $256,275, respectively, which resulted in $211,250 increase and $331,650 decrease in the fair value of the derivative liabilities during the years ended December 31, 2021 and 2020, respectively. The increase and decrease in fair value of these derivative liabilities was recorded in the accompanying consolidated statement of operations.

PIPE Warrants

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 2,564,000 shares of common stock at an exercise price of $5.00 per share in connection with the private offering (see Note 13 – Stockholders’ Equity, Common Stock). The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the PIPE Warrants are liability-classified and the Company recorded the $7,294,836 fair value of the PIPE Warrants, which was determined using the Black-Scholes option pricing model, as derivative liabilities. The PIPE Warrants were revalued on December 31, 2021 at $6,516,300, which resulted in a $778,536 decrease in the fair value of the derivative liabilities during the year ended December 31, 2021.

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

On March 12, 2021, the Company issued a warrant to AGP (the “AGP Warrant”) to purchase up to an aggregate of 63,658 shares of the Company’s common stock at a purchase price of $5.28 per share, subject to adjustment, in full satisfaction of the existing AGP Warrant Liability. The exercise of the AGP Warrant is limited at any given time to prevent AGP from exceeding beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable at any time between May 2, 2021 and May 2, 2025. The newly issued AGP Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrant will continue to be liability-classified. The AGP Warrant was revalued on December 31, 2021 at $144,331 which resulted in a $21,564 decrease in the fair value of the derivative liabilities during the year ended December 31, 2021.

The following assumptions were used to value the AGP Warrant at issuance:

March 12, 2021
Risk-free interest rate	0.68%
Expected term in years	3.84
Expected volatility	85%
Expected dividends	0%

Alpha Warrant

In connection with the Alpha Settlement Agreement (see Note 11 – Convertible Notes Payable) that was agreed to on July 29, 2021 (signed on July 31, 2021), the Company issued a three-year warrant for the purchase of 25,000 shares of the Company’s common stock at an exercise price of $7.07 per share (the “Alpha Warrant Liability” and the “Alpha Warrant”). The exercise of shares of the Alpha Warrant is limited at any given time to prevent Alpha from exceeding a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable until August 2, 2024. The newly issued Alpha Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the Alpha Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the Alpha Warrant is liability-classified and the Company recorded the $95,677 fair value of the Alpha Warrant, which was determined using the Black-Scholes option pricing model, as a derivative liability. The Alpha Warrant was revalued on December 31, 2021 at $43,561, which resulted in a $52,116 decrease in the fair value of the derivative liabilities during the year ended December 31, 2021.

The following assumptions were used to value the Alpha Warrant at issuance:

July 29, 2021
Risk-free interest rate	0.37%
Expected term in years	3.00
Expected volatility	85%
Expected dividends	0%

Convertible Notes

The convertible notes issued in 2020 had embedded features that were bifurcated and recorded as derivative liabilities. Between January 15, 2021 and February 5, 2021, the fair value of derivative liabilities extinguished in connection with the conversion of debt (see Note 11 – Convertible Notes Payable) was estimated using the Monte-Carlo and Black Scholes option pricing models with the following assumptions used:

January 15, 2021 to
February 5, 2021
Risk-free interest rate	0.00% - 0.14%
Expected term in years	0.02 - 0.18
Expected volatility	120% - 161%
Expected dividends	0%

At the end of the second quarter of 2021, the Alpha Capital Note (see Note 11 – Convertible Notes Payable) that was the only convertible note with an outstanding balance and the full amount of the July 31, 2021 Alpha Settlement Agreement was accrued as of that date. On July 31, 2021, the Company recorded the extinguishment of the Alpha Capital Note, the related derivative liabilities and the balance of the settlement accrual. See Note 11 - Convertible Notes Payable for additional details.

Warrant Activity

A summary of the warrant activity (including the August 2021 PIPE Warrants which are equity-classified; see Note 13 - Stockholders’ Equity) during the years ended December 31, 2021 and 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2020	-	-
Issued	6,064,908	11.43
Outstanding, December 31, 2020	6,064,908	11.43
Issued	5,089,000	6.24
Exercised	-	-
Cancelled	-	-
Expired	-	-
Outstanding, December 31, 2021	11,153,908	$9.06	4.1

Exercisable, December 31, 2021	11,153,908	$9.06	4.1

A summary of outstanding and exercisable warrants as of December 31, 2021 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$5.00	2,564,000	4.2	2,564,000
$5.28	63,658	3.3	63,658
$7.07	25,000	2.6	25,000
$7.50	2,500,000	4.6	2,500,000
$11.50	6,001,250	3.9	6,001,250
	11,153,908	4.1	11,153,908

A summary of outstanding and exercisable warrants as of December 31, 2020 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$11.50	6,001,250	4.9	6,001,250
5.28	63,658		-
	6,064,908	4.9	6,001,250

NOTE 10 - LOANS PAYABLE

The following tables summarize the activity of loans payable during the years ended December 31, 2021 and 2020:

	Principal Balance at January 1, 2021	Forgiveness/ Adjusted to Other Income	Principal Repaid in Cash	New Issuances	Effect of Foreign Exchange Rates	Principal Balance at December 31, 2021
Kingsbrook	$150,000	$-	$(150,000)	$-	$-	$-
Paycheck Protection Program	53,051	(11,670)	(69)	-	-	41,312
Bounce Back Loan Scheme	68,245	-	(4,724)	-	(2,352)	61,169
First Assurance Funding	655,593	-	(655,593)	1,618,443	-	1,618,443
Other loans payable	155,320	-	-	-	-	155,320
Total loans payable	1,082,209	$(11,670)	$(810,386)	$1,618,443	$(2,352)	1,876,244
Less: loans payable - current portion	968,446					1,828,079
Loans payable - non-current portion	$113,763					$48,165

	Principal Balance at January 1, 2020	Forgiveness/ Adjusted to Other Income	Principal Repaid in Cash	New Issuances	Effect of Foreign Exchange Rates	Principal Balance at December 31, 2020
Kingsbrook	$-	$-	$-	$150,000	$-	$150,000
Paycheck Protection Program	-	-	-	53,051	-	53,051
Bounce Back Loan Scheme	-	-	-	68,245	-	68,245
First Assurance Funding	-	-	(347,222)	1,002,815	-	655,593
Other loans payable	116,250	-	-	39,070	-	155,320
Total loans payable	116,250	$-	$(347,222)	$1,313,181	$-	1,082,209
Less: loans payable - current portion	116,250					968,446
Loans payable - non-current portion	$-					$113,763

Loans Payable, Current Portion

	Simple Interest Rate	December 31, 2021	December 31, 2020
Loan payable issued September 18, 2019	8%	$50,000	$50,000
Loan payable issued October 29, 2019	8%	69,250	69,250
Loan payable issued February 5, 2020	8%	3,500	3,500
Loan payable issued March 31, 2020	8%	4,537	4,537
Loan payable issued June 8, 2020	8%	5,000	5,000
Loan payable issued June 8, 2020	8%	5,000	5,000
Kingsbrook loan issued June 12, 2020	8%	-	150,000
Loan payable issued July 15, 2020 *	8%	4,695	4,695
Loan payable issued October 13, 2020	8%	13,337	13,337
Loan payable issued December 10, 2020	8%	-	655,594
Current portion of PPP Loans (1)	1%	41,312	7,533
Current portion of Bounce Back Loans (1)	1%	13,005	-
Loan payable issued December 10, 2021	2%	1,618,443	-
		$1,828,079	$968,446

*	These loans are denominated in currencies other than USD.

(1)	See Loans Payable, Non-Current Portion for a description of the PPP Loans and the Bounce Back Loans.

Loans Payable, Non-Current Portion

The non-current portion of the Company’s loans payable as of December 31, 2021 and 2020 are as follows:

	Simple Interest Rate	December 31, 2021	December 31, 2020	Maturity Date
PPP loan payable issued May 5, 2020	1.0%	41,312	$51,051	5/4/2022
PPP loan payable issued April 24, 2020	1.0%	-	2,000	4/23/2022
BBLS loan payable issued June 10, 2020	2.5%	61,170	68,245	6/10/2026
Subtotal		102,482	121,296
Less: Current portions of BBLS/PPP loans, respectively (see above)		(54,317)	(7,533)
Non-current portion		$48,165	$113,763

During April and May 2020, the Company received loans in the aggregate amount of $53,051 (the “PPP Loans”), under the Payroll Protection Program (“PPP”), to support continuing employment during the COVID-19 pandemic.

Effective March 27, 2020, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed to benefit companies in the U.S. that were significantly impacted by the pandemic. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company intends to use the proceeds of their PPP Loans for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loans in whole or in part. Any amounts not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred for six months after the date of disbursement. While the Company’s PPP loans currently have a two-year maturity, the amended law will permit the Company to request a five-year maturity. As of December 31, 2021 and 2020, the Company recorded accrued interest of $163 and $354, respectively, related to the PPP loans. During the years ended December 31, 2021 and 2020, the Company recorded interest expense of $1,636 and $354, respectively, related to the PPP loans.

On May 19, 2021, the Company applied for loan forgiveness for the amount of $51,051 in connection with amounts borrowed by Katexco under the Paycheck Protection Program. On August 5, 2021, the Company was notified that $9,670 was forgiven in connection with the PPP loan. The Company has appealed the decision and requested the full amount of the PPP loan be forgiven.

On September 30, 2021, the Company adjusted a portion of the PPP loan in the amount of $2,000 to other income since such amount was a grant to 180LS by the government, and it did not need to be repaid.

On June 10, 2020, the Company received GBP £50,000 (USD $64,353) of cash proceeds pursuant to the Bounce Back Loan Scheme (“BBLS”), which provides financial support to businesses across the UK that are losing revenue, and seeing their cashflow disrupted, as a result of the COVID-19 outbreak. The BBLS is unsecured and bears interest at 2.5% per annum. The maximum loan amount is GBP £50,000 and the length of the loan is six years, with payments beginning 12 months after the date of disbursement. Early repayment is allowed, without early repayment fees. As of December 31, 2021 and 2020, the Company recorded accrued interest of GBP £778 (USD $1,051) and GBP £514 (USD $702), respectively, related to the BBLS loan. During the years ended December 31, 2021 and 2020, the Company recorded interest expense of GBP £778 (USD $1,051) and GBP£514 (USD $702), respectively, related the BBLS loan.

On June 12, 2020, the Company entered into a promissory note agreement with Kingsbrook Opportunities Master Fund LP for an aggregate principal sum of $150,000, which bears interest at 15% per annum and matures on August 31, 2021. On March 3, 2021, the Company repaid the Kingsbrook loans payable in cash for an aggregate of $162,452, which included the principal amount of $150,000 and accrued interest of $12,452.

During the year ended December 31, 2021, the Company paid an aggregate of $655,593 in full satisfaction of the 2020 directors and officers insurance policy and $4,724 in partial satisfaction of the Bounce Back Loan Scheme.

On December 10, 2021, the Company entered into a financing arrangement for a Directors and Officers Insurance Policy (the “D&O Insurance”) with First Assurance Funding to finance $1,618,443 of a total D&O Insurance amount of $2,005,502 inclusive of premiums, taxes, and fees. As of December 31, 2021, a total of $1,618,443 remains financed in loans payable, due in monthly installments of $161,844.

Loans Payable – Related Parties

Loans payable to related parties (the “Related Party Loans”) consist of loans payable to certain of the Company’s officers, directors and a greater than 10% stockholder. The Company had the following loans payable to related parties outstanding as of December 31, 2021 and 2020:

	Simple Interest Rate	December 31, 2021	December 31, 2020
Loan payable issued September 18, 2019	8%	$50,000	$50,000
Loan payable issued October 8, 2019	0%	4,000	4,000
Loan payable issued October 20, 2019 *	8%	-	81,463
Loan payable issued October 28, 2019 *	8%	-	7,088
Loan payable issued October 29, 2019	8%	-	40,000
Loan payable issued October 29, 2019	8%	-	10,000
Loan payable issued November 27, 2019 *	8%	-	20,515
Loan payable issued December 11, 2019	8%	-	10,342
Loan payable issued January 14, 2020	8%	-	4,726
Loan payable issued January 20, 2020	8%	-	137,382
Loan payable issued January 30, 2020 *	8%	-	7,088
Loan payable issued February 5, 2020	8%	3,500	3,500
Loan payable issued February 28, 2020 *	8%	-	19,261
Loan payable issued March 31, 2020	8%	4,537	4,537
Loan payable issued April 2, 2020	8%	-	1,871
Loan payable issued April 2, 2020	8%	-	1,564
Loan payable issued April 13, 2020	8%	-	12,875
Loan payable issued April 13, 2020	8%	-	12,905
Loan payable issued April 27, 2020 *	8%	-	7,962
Loan payable issued May 19, 2020	8%	-	2,152
Loan payable issued May 30, 2020 *	8%	-	7,962
Loan payable issued May 30, 2020	8%	-	7,890
Loan payable issued June 17, 2020	8%	485	485
Loan payable issued July 15, 2020	8%	5,503	5,503
Loan payable issued August 25, 2020 *	8%	-	9,162
Loan payable issued October 8, 2020 *	8%	8,708	8,796
Loan payable issued October 15, 2020	8%	-	10,094
Loan payable issued October 14, 2020 *	8%	4,544	4,544
Loan payable issued October 1, 2020 *	8%	-	10,253
Loan payable issued November 4, 2020 *	8%	-	9,162
		$81,277	$513,082

*	These loans are denominated in currencies other than USD.

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

On that day, they elected to exchange an aggregate principal of $433,374 and aggregate accrued interest of $61,530 into an aggregate of 82,484 shares of the Company’s common stock at a price of $6.00 per share, pursuant to the terms of the agreement (see Note 13 - Stockholders’ Equity).

Interest Expense on Loans Payable

For the year ended December 31, 2021, the Company recognized interest expense and interest expense — related parties associated with outstanding loans, of $24,019 and $38,874, respectively.

For the year ended December 31, 2020, the Company recognized interest expense and interest expense — related parties associated with outstanding loans, of $23,709 and $35,973, respectively.

As of December 31, 2021, the Company had accrued interest and accrued interest — related parties associated with outstanding loans, of $24,212 and $812, respectively. See Note 15 — Related Parties for additional details.

As of December 31, 2020, the Company had accrued interest and accrued interest — related parties associated with outstanding loans, of $24,824 and $37,539, respectively. See Note 15 — Related Parties for additional details.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

The table below details the convertible notes payable activity during the years ended December 31, 2021 and 2020:

		Maturity
		Date
		(as amended,	01/01/21	Impact			12/31/21
	Effective	if	Principal	of	Conversions	Common	Principal
	Date	applicable)	Balance	Extinguishment	to Common Stock	Shares Issued	Balance
Dominion	06/12/20	02/11/21	$833,334	$-	$(833,334)	338,393	$-
Kingsbrook	06/12/20	02/11/21	101,000	-	(101,000)	33,770	-
Alpha Capital	06/12/20	02/11/21	616,111	(316,111)	(300,000)	94,960	-
Bridge Note	12/27/19	08/28/21	365,750	-	(365,750)	158,383	-
Total			$1,916,195	$(316,111)	$(1,600,084)	625,506	$-

	For The Year Ended December 31, 2020
		Maturity
		Date
		(as amended,	01/01/20			Amortization		Conversions	12/31/20
	Effective	if	Principal			of Debt	Impact of	to Common	Principal
	Date	applicable)	Balance	Debt Issued	Debt Discount	Discount	Extinguishment	Stock	Balance
Dominion	06/12/20	02/11/21	$-	$1,805,556	$(722,966)	$134,134	$588,832	$(972,222)	$833,334
Kingsbrook	06/12/20	02/11/21	-	1,796,411	(685,615)	127,227	558,388	(1,695,411)	101,000
Alpha Capital	06/12/20	02/11/21	-	1,111,111	(800,421)	94,786	705,635	(495,000)	616,111
Amended Senior Note	07/25/19	08/28/21	1,405,695	-	-	-	-	-	-
Amended Senior Note (1	07/25/19	08/28/21	1,081,251	-	-	-	-	(1,768,779)	-
Bridge Note	12/27/19	08/28/21	250,000	-	-	-	-	-	275,000
Bridge Note	01/03/20	08/28/21	-	82,500	-	-	-	-	90,750
Total			$2,736,946	$4,795,578	$(2,209,002)	$356,147	$1,852,855	$(4,931,412)	$1,916,195

[1]	See Note 10 - Convertible Notes Payable - Extinguishment of Senior Note and Issuance of New Note for additional details.
[2]	See Note 10 - Convertible Notes Payable - Bridge Notes for additional details.
[3]	See Note 10 - Convertible Notes Payable - Amended Bridge Notes for additional details.

The following table details the convertible notes payable – related parties activities during the years ended December 31, 2021 and 2020:

	For the Year Ended December 31, 2021
	Effective Date	Maturity Date (as amended, if applicable)	01/01/21 Principal Balance	Debt Issued	Unpaid Interest Capitalized to Principal	Settlement Debt	Conversions to Common Stock	12/31/21 Principal Balance
180 LP Convertible Note	09/24/13	09/25/15	160,000	-	-	-	(160,000)	-
180 LP Convertible Note	06/16/14	06/16/17	10,000	-	-	(10,000)	-	-
180 LP Convertible Note	07/08/14	07/08/17	100,000	-	-	-	(100,000)	-
Total			$270,000	$-	$-	$(10,000)	$(260,000)	$-

	For the year ended December 31, 2020
	Effective Date	Maturity Date (as amended, if applicable)	01/01/20 Principal Balance	Debt Issued	Unpaid Interest Capitalized to Principal	Amendment to Senior Notes	Conversions to Common Stock	12/31/20 Principal Balance
Amended Senior Notes (1)	07/25/19	08/28/21	$184,604	$-	$34,760	$51,396	(270,760)	$-
180 LP Convertible Note	09/24/13	09/25/15	160,000	-	-	-	-	160,000
180 LP Convertible Note	06/16/14	06/16/17	10,000	-	-	-	-	10,000
180 LP Convertible Note	07/08/14	07/08/17	100,000	-	-	-	-	100,000
Total			$454,604	$-	$34,760	$51,396	$(270,760)	$270,000

Dominion, Kingsbrook and Alpha Convertible Promissory Note

Upon closing of the Business Combination, the Dominion (defined below), Kingsbrook and Alpha (defined below) Convertible Promissory Notes were assumed.

Dominion Convertible Promissory Notes

	Dominion
	Principal	Debt Discount	Net
Balance at January 1, 2020	$-	$-	$-
Assumption of Note	1,805,556	-	1,805,556
Debt discount at assumption	-	(722,966)	(722,966)
Amortization of debt discount	-	134,134	134,134
Impact of extinguishment	-	588,832	588,832
Impact of conversion	(972,222)	-	(972,222)
Balance at December 31, 2020	$833,334	$-	$833,334
Impact of conversion	(833,334)	-	(833,334)
Balance at December 31, 2021	$-	$-	$-

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

The Dominion Convertible Promissory Notes had a debt discount due to original issue discount, third-party fees directly attributed to the issuance, leak-out shares, a derivative liability, a beneficial conversion feature and warrants. The debt discount assumed at the Business Combination for this note was $722,996, which has been amortized to interest expense over the term of the debt. See Note 9 – Derivative Liabilities for more information on the derivative liabilities related to this note.

The Company has agreed to pay the principal amount, together with interest at the annual rate of 10% (unless the Company defaults, which increases the interest rate to 15%) (including 10% guaranteed interest), with principal and accrued interest on the Dominion Convertible Promissory Notes due and payable on February 11, 2021 (the “Dominion Maturity Date”), unless converted under terms and provisions as set forth within the Dominion Convertible Promissory Notes. The Dominion Convertible Promissory Notes provided Dominion with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $5.28 per share. The Dominion Convertible Promissory Notes required the Company to reserve at least 868,056 and 114,584 shares of common stock from its authorized and unissued common stock to provide for all issuances of common stock under the 10% Secured Convertible Promissory Note and 10% Senior Secured Convertible Extension Promissory Note, respectively. However, the Dominion Convertible Promissory Notes provided that the aggregate number of shares of common stock issued to the Dominion under the Dominion Convertible Promissory Notes shall not exceed 4.99% of the total number of shares of common stock outstanding as of the closing date unless the Company obtains stockholder approval of the issuance (the “the Beneficial Ownership Limitation”). Dominion, upon not less than sixty-one (61) days’ prior notice to the Company, may increase or decrease the Beneficial Ownership Limitation; provided, that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Dominion Convertible Promissory Notes held by Dominion.

During the year ended December 31, 2021, the Company recorded interest expense of $31,080 as of December 31, 2021 associated with the Dominion Convertible Promissory Notes.

During the year ended December 31, 2020, the Company recorded interest expense and amortization of debt discount of $77,067 and $134,164, respectively, and accrued interest of $52,254 as of December 31, 2020 associated with the Dominion Convertible Promissory Notes.

See Convertible Debt Conversions of the Dominion, Kingsbrook and Alpha Convertible Promissory Notes further on in this note for the details related to the 2020 and 2021 conversions of the notes.

Kingsbrook Convertible Promissory Note

	Kingsbrook
	Principal	Debt Discount	Net
Balance at January 1, 2020	$-	$-	$-
Assumption of Note	1,796,411	-	1,796,411
Debt discount at assumption	-	(685,615)	(685,615)
Amortization of debt discount	-	127,227	127,227
Impact of extinguishment	-	558,388	558,388
Impact of conversion	(1,695,411)	-	(1,695,411)
Balance at December 31, 2020	$101,000	$-	$101,000
Impact of conversion	(101,000)	-	(101,000)
Balance at December 31, 2021	$-	$-	$-

On June 12, 2020 (the “Kingsbrook Issue Date”), KBL entered into a $1,657,522 10% Secured Convertible Promissory Note and $138,889 10% Senior Secured Convertible Extension Promissory Note (together with “Kingsbrook Convertible Promissory Notes”) with Kingsbrook Opportunities Master Fund LP (“Kingsbrook”), which was issued to Kingsbrook in conjunction with 250,000 shares of common stock (the “Kingsbrook Commitment Shares”).

The Kingsbrook Convertible Promissory Notes had a debt discount due to original issue discount, third-party fees directly attributed to the issuance, a derivative liability, a beneficial conversion feature and warrants. The debt discount assumed at the Business Combination for this note was $685,615, which has been amortized to interest expense over the term of the debt. See Note 9 – Derivative Liabilities for more information on the derivative liabilities related to this note.

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

During the year ended December 31, 2021, the Company recorded interest expense of $10,010 as of December 31, 2021 associated with the Kingsbrook Convertible Promissory Notes.

During the year ended December 31, 2020, the Company recorded interest expense and amortization of debt discount of $61,315 and $127,228, respectively, and accrued interest of $0 as of December 31, 2020 associated with the Kingsbrook Convertible Promissory Notes.

See Convertible Debt Conversions of the Dominion, Kingsbrook and Alpha Convertible Promissory Notes further on in this note for the details related to the 2020 and 2021 conversions of the notes.

Alpha Convertible Promissory Note

	Alpha
	Principal	Debt Discount	Net
Balance at January 1, 2020	$-	$-	$-
Assumption of Note	1,111,111	-	1,111,111
Debt discount at assumption	-	(800,421)	(800,421)
Amortization of debt discount	-	94,786	94,786
Impact of extinguishment	-	705,635	705,635
Impact of conversion	(495,000)	-	(495,000)
Balance at December 31, 2020	$616,111	$-	$616,111
Impact of extinguishment	(316,111)	-	(316,111)
Impact of conversion	(300,000)	-	(300,000)
Balance at December 31, 2021	$-	$-	$-

On September 8, 2020 (the “Alpha Issue Date”), KBL entered into a $1,111,111 10% Secured Convertible Promissory Note (the “Alpha Convertible Promissory Note”) with Alpha Capital Anstalt (“Alpha”), which was issued to the Holder in conjunction with 100,000 shares of common stock (the “Alpha Capital Anstalt Commitment Shares”).

The Alpha Convertible Promissory Notes had a debt discount due to original issue discount, third-party fees directly attributed to the issuance, a derivative liability, a beneficial conversion feature and warrants. The debt discount assumed at the Business Combination for this note was $800,421, which has been amortized to interest expense over the term of the debt. See Note 9 – Derivative Liabilities for more information on the derivative liabilities related to this note.

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

During the year ended December 31, 2021, the Company recorded interest expense of $58,510 as of December 31, 2021 associated with the Alpha Convertible Promissory Notes.

During the year ended December 31, 2020, the Company recorded interest expense and amortization of debt discount of $28,962 and $94,787, respectively, and accrued interest of $47,504 as of December 31, 2020 associated with the Alpha Convertible Promissory Notes.

See Convertible Debt Conversions of the Dominion, Kingsbrook and Alpha Convertible Promissory Notes further on in this note for the details related to the 2020 and 2021 conversions of the notes.

2020 Extinguishment of the Dominion, Kingsbrook and Alpha Convertible Promissory Notes

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

2020 Convertible Debt Conversions of the Dominion, Kingsbrook and Alpha Convertible Promissory Notes

The holders of the Secured Convertible Promissory Notes elected to convert principal and interest into shares of the Company’s common stock during 2020 as follows:

							Loss on
						Fair Value	Extinguishment
	Principal		Derivative	Total	Common	of	of
	Balance	Interest	Liabilities	Amount	Shares	Shares	Convertible
	Converted	Converted	Converted	Converted	Issued	Issued	Notes
Dominion Convertible Promissory Note	$972,222	$97,222	$201,216	$1,270,660	464,287	$1,275,525	$4,865
Kingsbrook Convertible Promissory Note	1,695,411	169,541	378,335	$2,243,287	816,769	2,198,155	(45,132)
Alpha Capital Convertible Promissory Note	495,000	12,528	123,485	$631,013	238,572	691,304	60,291
Total	$3,162,633	$279,291	$703,036	$4,144,960	1,519,628	$4,164,984	$20,024

After the closing of the Business Combination, from November 27, 2020 to December 31, 2020, the holders of the Company’s convertible promissory notes converted an aggregate of $3,441,924, which includes accrued interest of $279,291, which is owed under such convertible notes into an aggregate of 1,519,628 shares of our common stock, pursuant to the terms of such notes, as amended, at conversion prices of between $2.00 and $2.31 per share.

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

2021 Convertible Debt Conversion/Extinguishment of the Dominion, Kingsbrook and Alpha Convertible Promissory Notes

The holders of the Secured Convertible Promissory Notes elected to convert principal and interest into shares of the Company’s common stock during 2021 as follows:

							Loss on
						Fair Value	Extinguishment
	Principal		Derivative	Total	Common	of	of
	Balance	Interest	Liabilities	Amount	Shares	Shares	Convertible
	Converted	Converted	Converted	Converted	Issued	Issued	Notes
Dominion Convertible Promissory Note	$833,333	$83,333	$133,033	$1,049,700	338,393	$1,255,037	$(205,337)
Kingsbrook Convertible Promissory Note	101,000	10,100	136,800	247,900	33,770	174,253	73,647
Alpha Capital Convertible Promissory Note	300,000	12,417	321,370	633,787	94,960	511,834	121,953
Total	$1,234,333	$105,850	$591,203	$1,931,387	467,123	$1,941,124	$(9,737)

During the third quarter of 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,333 and an aggregate accrued interest balance of $105,850 into an aggregate of 467,123 shares of the Company’s common stock at conversion prices ranging from $2.45-$3.29 per share. The shares issued upon the conversion of the convertible promissory notes had a fair value at issuance of $1,941,124.

Alpha – Extinguishment

On February 3, 2021, an event of default was triggered under a convertible note held by Alpha Capital Anstalt (“Alpha” and the “Alpha Capital Note”), which resulted in an increase in the fair value of the bifurcated derivative liability (the default provision) associated with the remaining principal of the Alpha Capital Note.

On July 29, 2021, the Company reached a settlement agreement with Alpha (the “Alpha Settlement Agreement”), which was signed on July 31, 2021, which provided for Alpha to convert the remaining principal and accrued interest associated with the convertible note in exchange for 150,000 shares of the Company’s common stock plus a three-year warrant to purchase 25,000 additional shares of the Company’s common stock at an exercise price of $7.07 per share. The Company determined that the shares and warrants had an aggregate value of $1,156,177 as of July 29, 2021, which exceeded the aggregate $1,109,008 carrying value of the combined principal, accrued interest and derivative liability associated with the Alpha Capital Note as of July 29, 2021. Because the settlement amount provides additional information about a situation that existed as of July 29, 2021, the Company recorded an accrual as of June 30, 2021 for the $47,169 difference between the value of the securities offered in settlement and the carrying value of the liabilities, which was reflected within (loss) gain on settlement of liabilities in the accompanying condensed consolidated statements of operations. On July 29, 2021, the $1,156,177 aggregate carrying value of the principal, accrued interest, derivative liability and settlement accrual associated with the Alpha Capital Note were extinguished while the $1,060,500 fair value of the common stock was recorded within equity and the $95,677 fair value of the Alpha Warrant was recorded as a derivative liability (see Note 9, Derivative Liabilities for additional information).

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

On January 13, 2020, the Company and holders of a series of Senior Secured Notes (the “Senior Notes”) agreed to exchange the Senior Notes for new Senior Secured Notes (the “Amended Senior Notes”) with amended terms (the “Senior Note Amendments”). Pursuant to the Amended Senior Notes, the note holders waived all events of default associated with the Senior Notes and the aggregate principal amount and accrued interest of $1,282,205 and $6,411, respectively, was converted to principal in the aggregate amount of $1,846,052 (consisting of $1,282,205 of the outstanding principal of the Senior Notes, $6,411 of accrued interest reclassified to principal, $200,000 of restructuring fees and $357,436 of redemption premiums), of which $186,988 and $935, of aggregate principal and accrued interest, respectively, owed to the former Chief Executive Officer and a director of the Company, was converted to principal in the aggregate amount of $239,320 (consisting of $186,988 of the outstanding principal of the Senior Notes, $935 of accrued interest reclassified to principal and $51,396 of redemption premiums). See above in Note 11 – Convertible Notes Payable for a table displaying the impact of the increase in the principal under the column titled Amendment to Senior Note and Bridge Notes.

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

Extinguishment of Senior Note and Issuance of New Note

On June 12, 2020, the Company, KBL, certain investors (the “Purchasers”) and the holder (the “Initial Purchaser”) of an Amended Senior Note in the aggregate principal and interest amount of $1,528,360 (consisting of principal of $1,510,113 and accrued interest payable of $18,247) entered into a Securities Purchase Agreement pursuant to which (i) the Amended Senior Note was extinguished, and (ii) KBL sold to the Purchasers a secured promissory note which is secured by the intellectual property of the Company. Such transaction closed on June 29, 2020. See above in Note 11 – Convertible Notes Payable for a table displaying the impact of extinguishing the aforementioned $1,510,113 of principal under the column titled Amendment to Senior Note and Bridge Notes. Concurrent with the transaction, on June 12, 2020, the Company, KBL, the Purchasers and Kingsbrook entered into a guaranty agreement pursuant to which the Company is a guarantor to the notes issued by KBL to the Purchasers and Kingsbrook. As of September 30, 2020, the Company determined that contingent payments under the guaranty agreement were not probable.

Additionally, in connection with the Securities Purchase Agreement, the Company issued the Initial Purchaser a non-convertible loan payable in the principal amount of $150,000 which bears interest at a rate of 15% per annum, payable at maturity. The note matures on August 31, 2021 (see Note 10 - Loans Payable). On March 3, 2021, the Company repaid this loan in cash for an aggregate $162,452, which included the principal of $150,000 and accrued interest of $12,452.

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

Amended Bridge Notes

On July 7, 2020, effective June 29, 2020, the Company entered into an amendment agreement with each Bridge Noteholder (the “Amended Bridge Notes”). Pursuant to the terms of the Amended Bridge Notes, the principal under each Amended Bridge Note is increased by 10% and the Amended Bridge Notes mature upon the earlier of (i) the date that the Registration Statement, which refers to the Form S-4 Registration Statement filed with the Commission by KBL, relating to the Business Combination, including the exchange of shares of common stock of the Company for shares of common stock of KBL, which is declared effective by the SEC; (ii) such date in which all amounts due and owing under the Amended Bridge Notes become due and payable pursuant to the terms of the agreement; and August 28, 2021 (“Maturity Date”). See above in Note 11 – Convertible Notes Payable for a table displaying the impact of the increase in the 10% of principal under the column titled Amendment to Senior Note and Bridge Notes. The Amended Bridge Notes can be converted at the following options:

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

Conversions of Bridge Notes

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

During the second quarter of 2021, the Company repaid a certain related party convertible note payable in cash for the principal amount of $10,000 and $1,873 of accrued interest. During the third quarter of 2021, the $260,000 remaining principal balance of convertible notes payable owed to a related party, plus $96,208 of related accrued interest, was converted into 59,368 shares of the Company’s common stock, pursuant to a debt conversion agreement dated September 30, 2021.

Interest on Convertible Notes

During the years ended December 31, 2021 and 2020, the Company recorded interest expense of $109,767 and $915,371, respectively, related to convertible notes payable, and recorded interest expense - related parties of $42,529 and $32,452, respectively, related to convertible notes payable - related parties. During the years ended December 31, 2021 and 2020, the Company capitalized an aggregate of $0 and $228,099 of accrued interest, respectively, and $0 and $34,760 of accrued interest – related parties, respectively, to note principal.

As of December 31, 2021 and 2020, accrued interest expense related to convertible notes payable was $0 and $182,181, respectively, and accrued interest expense - related parties related to convertible notes payable - related parties was $0 and $124,833, respectively, which is included in accrued expenses and accrued expenses - related parties, respectively, on the accompanying consolidated balance sheets.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2021. See Potential Legal Matters – Action Against Former Executives of KBL and Cantor Fitzgerald & Co. Breach of Contract below for information related to a December 31, 2021 accrual.

Potential Legal Matters

Action Against Former Executive of KBL

On September 1, 2021, the Company initiated legal action in the Chancery Court of Delaware against Dr. Marlene Krauss ("Dr. Krauss") and two of her affiliated companies, KBL IV Sponsor, LLC and KBL Healthcare Management, Inc. (collectively, the “KBL Affiliates”) for, among other things, non-disclosure of financial liabilities in the original KBL June 30, 2020 and September 30, 2020 Quarterly Reports on Form 10-Q of the matters disclosed in Note 14 (as restated) of the Company’s September 30, 2020 financial statements in the Company’s amended Quarterly Report on Form 10-Q filed on February 5, 2021.  The Company is seeking damages resulting from discrepancies in the financial statements of KBL, unauthorized monetary transfers by Dr. Krauss, and inappropriate redemption of the shares associated with KBL. There can be no assurance that the Company will be successful in its legal actions. As of December 31, 2021, the Company recorded a legal accrual of $250,000 to cover the legal expenses of the former executives of KBL.

On October 5, 2021, Dr. Krauss and the KBL Affiliates filed an Answer, Counterclaims and Third-Party Complaint (the “Krauss Counterclaims”) against the Company and twelve individuals who are, or were, directors and/or officers of the Company, i.e., Marc Feldmann, Lawrence Steinman, James N. Woody, Teresa DeLuca, Frank Knuettel II, Pamela Marrone, Lawrence Gold, Donald A. McGovern, Jr., Russell T. Ray, Richard W. Barker, Shoshana Shendelman and Ozan Pamir (collectively, the “Third-Party Defendants”).  On October 27, 2021, the Company and Ozan Pamir filed an Answer to the Krauss Counterclaims, and all of the other Third-Party Defendants filed a Motion to Dismiss as to the Third-Party Complaint.

On January 28, 2022, in lieu of filing an opposition to the Motion to Dismiss, Dr. Krauss and her affiliate companies filed a Motion for leave to file amended counterclaims and third-party complaint, and to dismiss six of the current and former directors previously named, i.e., to dismiss Teresa DeLuca, Frank Knuettel II, Pamela Marrone, Russell T. Ray, Richard W. Barker and Shoshana Shendelman.  The Motion was granted by stipulation and, on February 24, 2022, Dr. Krauss filed an amended Answer, Counterclaims and Third-Party Complaint (the “Amended Counterclaims”).  In essence, the Amended Counterclaims allege (a) that the Company and the remaining Third-Party Defendants breached fiduciary duties to Dr. Krauss by making alleged misstatements against Dr. Krauss in SEC filings and failing to register her shares in the Company so that they could be traded, and (b) the Company breached contracts between the Company and Dr. Krauss for registration of such shares, and also failed to pay to Dr. Krauss the amounts alleged to be owing under a promissory note in the principal amount of $371,178, plus an additional $300,000 under Dr. Krauss’ resignation agreement.  The Amended Counterclaims seek unspecified amounts of monetary damages, declaratory relief, equitable and injunctive relief, and attorney’s fees and costs.

On March 16, 2022, Donald A. McGovern, Jr. and Lawrence Gold filed a Motion to Dismiss the Amended Counterclaims against them, and the Company and the remaining Third-Party Defendants filed an Answer to the Amended Counterclaims denying the same.  The Company and the Third-Party Defendants intend to continue to vigorously defend against all of the Amended Counterclaims, however, there can be no assurance that they will be successful in the legal defense of such Amended Counterclaims.

Action Against the Company by Dr. Krauss

On August 19, 2021, Dr. Krauss initiated legal action in the Chancery Court of Delaware against the Company.  The original Complaint sought expedited relief and made the following two claims: (1) it alleged that the Company is obligated to advance expenses including, attorney's fees, to Dr. Krauss for the costs of defending against the SEC and certain Subpoenas served by the SEC on Dr. Krauss; and (2) it alleged that the Company is also required to reimburse Dr. Krauss for the costs of bringing this lawsuit against the Company.  On or about September 3, 2021, Dr. Krauss filed an Amended and Supplemental Complaint (the “Amended Complaint”) in this action, which added the further claims that Dr. Krauss is also allegedly entitled to advancement by the Company of her expenses, including attorney’s fees, for the costs of defending against the Third-Party Complaint in the Tyche action referenced below, and the costs of defending against the Company’s own Complaint against Dr. Krauss as described above.  On or about September 23, 2021, the Company filed its Answer to the Amended Complaint in which the Company denied each of Dr. Krauss’ claims and further raised numerous affirmative defenses with respect thereto.

On November 15, 2021, Dr. Krauss filed a Motion for Summary Adjudication as to certain of the issues in the case, which was opposed by the Company.  A hearing on such Motion was held on December 7, 2021, and, on March 7, 2022, the Court issued a decision in the matter denying the Motion for Summary Adjudication in part and granting it in part.  The Court then issued an Order implementing such a decision on March 29, 2022.  The parties will now engage in proceedings set forth in that implementing Order.  No monetary amounts have yet been determined as to any sums that the Company may be required to pay to Dr. Krauss in this regard.

Action Against Tyche Capital LLC

This is a litigation case which the Company commenced and filed against defendant Tyche Capital LLC (“Tyche”) in the Supreme Court of New York, in the County of New York, on April 15, 2021.  In its Complaint, the Company alleged claims against Tyche arising out of Tyche’s breach of its written contractual obligations to the Company as set forth in a “Guarantee And Commitment Agreement” dated July 25, 2019, and a “Term Sheet For KBL Business Combination With CannBioRex” dated April 10, 2019 (collectively, the “Subject Guarantee”).  The Company alleges in its Complaint that, notwithstanding demand having been made on Tyche to perform its obligations under the Subject Guarantee, Tyche has failed and refused to do so, and is currently in debt to the Company for such failure in the $6,776,686, together with interest accruing thereon at the rate set forth in the Subject Guarantee.

On or about May 17, 2021, Tyche responded to the Company's Complaint by filing an Answer and Counterclaims against the Company alleging that it was the Company, rather than Tyche, that had breached the Subject Guarantee.  Tyche also filed a Third-Party Complaint against six third-party defendants, including three members of the Company's management, Sir Marc Feldman, Dr. James Woody, and Ozan Pamir (collectively, the “Individual Company Defendants”), claiming that they allegedly breached fiduciary duties to Tyche with regards to the Subject Guarantee.  In that regard, on June 25, 2021, each of the Individual Company Defendants filed a Motion to Dismiss Tyche’s Third-Party Complaint against them.

On November 23, 2021, the Court granted the Company’s request to issue an Order of attachment against all of Tyche’s shares of the Company’s stock that had been held in escrow.  In so doing, the Court found that the Company had demonstrated a likelihood of success on the merits of the case based on the fact alleged in the Company’s Complaint.

On February 18, 2022, Tyche filed an Amended Answer, Counterclaims and Third-Party Complaint.  On March 22, 2022, the Company and each of the Individual Company Defendants filed a Motion to Dismiss all of Tyche's claims.  The Company and the Individual Company Defendants intend to continue to vigorously defend against all of Tyche's claims, however, there can be no assurance that they will be successful in the legal defense of such claims.

Cantor Fitzgerald & Co. Breach of Contract

Cantor Fitzgerald & Co. (“Cantor”) initiated legal action against the Company in the Supreme Court of New York, County of New York on April 22, 2021, alleging causes of action against the Company arising out of a written Fee Agreement dated February 27, 2018.  The Complaint alleged that, pursuant to the Fee Agreement and services performed by Cantor thereunder, the Company became indebted to Cantor in the amount of $1,500,000.  The Complaint further alleged that Cantor and the Company subsequently entered into a written Settlement And Release Agreement whereby Cantor agreed to release its monetary claims against the Company in exchange for issuance to Cantor of 150,000 shares of common stock of the Company.  The Complaint acknowledged Cantor’s receipt of such common stock from the Company, but alleged that the Company failed to timely file a Registration Statement with the Securities and Exchange Commission, thereby damaging Cantor’s rights relative to the issued shares of common stock.  The Complaint asked to declare the Settlement And Release Agreement null and void, and to cause the Company to pay to Cantor the sum of $1,500,000.  The Company never appeared in the case nor responded to the Complaint because the Company and Cantor entered into a Mutual Settlement and General Release Agreement effective as of October 12, 2021 (the “Cantor Settlement”).  The Company performed all of its obligations under the Cantor Settlement by paying the sum of $200,000, and the Cantor Settlement resolved and released all issues by and between the Company and Cantor.  As a result thereof, Cantor dismissed the entirety of the case with prejudice on October 21, 2021.

Action Against Ronald Bauer & Samantha Bauer

The Company and two of its wholly-owned subsidiaries, Katexco Pharmaceuticals Corp. and CannBioRex Pharmaceuticals Corp. (collectively, the “Company Plaintiffs”), initiated legal action against Ronald Bauer and Samantha Bauer, as well as two of their companies, Theseus Capital Ltd. and Astatine Capital Ltd. (collectively, the “Bauer Defendants”), in the Supreme Court of British Columbia on February 25, 2022, 2022. The Company Plaintiffs are seeking damages against the Bauer Defendants for misappropriated funds and stock shares, unauthorized stock sales, and improper travel expenses, in the combined sum of at least $4,395,000 CAD [$3,460,584 USD] plus the additional sum of $2,721,036 USD. The Company Plaintiffs are currently seeking to effect service of process on each of the Bauer Defendants. Service of process has been effected on the Bauer Defendants, however, their responses are not yet due.  There can be no assurance that the Company Plaintiffs will be successful in this legal action.

EarlyBird Settlement Agreement

On October 17, 2018, KBL entered into an agreement with EarlyBird-Capital, Inc. (“EarlyBird”), whereby EarlyBird would introduce potential targets to the Company on a non-exclusive basis for the purpose of consummating a merger, capital stock exchange, asset acquisition, or other similar business combination. Upon the closing of a transaction, the Company will pay EarlyBird a finder’s fee, payable in cash, of 1% of the value of the transaction, minus any liabilities at closing in excess of $5,000,000. On April 23, 2021, the Company settled the amounts due pursuant to a certain finder agreement entered into with EarlyBird on October 17, 2017 (the “Finder Agreement”). The Company’s Board of Directors determined it was in the best interests to settle all claims which had been made or could be made with respect to the Finder Agreement and entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid EarlyBird a cash payment of $275,000 and issued 225,000 shares of the Company’s restricted common stock to EarlyBird valued at $1,973,250.

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

In the event of an exit event (“Event”), which may be defined as either, a transaction or series of transactions under which the receipt of any consideration, monetary or otherwise by the Company or its shareholders is received in consideration for the sale of shares of the Company or shareholders, or an initial public offering (“IPO”) of the Company, but for greater certainty excludes a reorganization of the Company where the ultimate equity holders of the reorganized entity remain substantially the same as that of the Company, the Company will issue 5% of the issued and outstanding shares, on a fully diluted basis, to Yissum prior to the closing of an Event. These shares will be subject to: (a) as to half of such shares, a lock-up period ending 12 months from the Event date and as to the other half of such shares, a lock-up period ending 24 months from the Event date, and (b) in any event, any resale restrictions (including lock-ups and hold periods). See Note 13 – Stockholders’ Equity (Deficiency) for more information on the shares issued to Yissum as part of the business combination.

CBR Pharma is also party to consulting agreements with Yissum, whereby Yissum has agreed to provide two of its employees as consultants to the Company for $100,000 per annum per person for a term of three years, commencing May 13, 2018.

On January 1, 2020, CBR Pharma entered into a first amendment to the Yissum Agreement (“First Amendment”) with Yissum, allowing CBR Pharma to sponsor additional research performed by two Yissum professors. Pursuant to the terms of the First Amendment, the Company will pay Yissum $200,000 per year plus 35% additional for University overhead for the additional research performed by each professor over an 18-month period, starting May 1, 2019. As of December 31, 2021, the Company owes no outstanding balance in connection with the Yissum Agreement (as amended). As of December 31, 2020, the Company owed an outstanding balance of $418,098 in connection with the Yissum Agreement (as amended), of which $48,908 was reflected within accounts payable and $370,000 was included in accrued expenses on the accompanying consolidated balance sheet. During the years ended December 31, 2021 and 2020, the Company recognized research and development expenses of $443,151 and $442,453, respectively, related to this agreement.

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

The Licensed Patents shall expire, if not earlier terminated pursuant to the provisions of the Additional Yissum Agreement, on a country-by-country, product-by- product basis, upon the later of: (i) the date of expiration in such country of the last to expire Licensed Patent included in the Licensed Technology; (ii) the date of expiration of any exclusivity on the product granted by a regulatory or government body in such country; or (iii) the end of a period of twenty (20) years from the date of the first commercial sale in such country. Should the periods referred to in items (i) or (ii) above expire in a particular country prior to the period referred to in item (iii), above, the license in that country or those countries shall be deemed a license to the know-how during such post-expiration period.

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

Upon the commercialization of the license, the Company shall pay Yissum a royalty equal to 3% of the first aggregate $500,000,000 of annual net sales and 5% thereafter. As of December 31, 2021, the Company had no balances in accounts payable and accrued expenses, respectively, relating to the Additional Yissum Agreement; as of December 31, 2020, the Company had $91,748 and $298,686 of accounts payable and accrued expenses, respectively, relating to the Additional Yissum Agreement. During the years ended December 31, 2021 and 2020, the Company recorded the purchase of the patents of $0 and $72,995, respectively, as an intangible asset to be amortized on a straight-line basis over the remaining lives of the patents and $246,753 and $477,411, respectively, of research and development expenses.

Evotec Agreement

On June 7, 2018, Katexco entered into an agreement (the “Drug Discovery Services Agreement”) with Evotec International GmbH (“Evotec”), whereby the Company and Evotec have agreed to negotiate research programs to be conducted by Evotec for the Company. Pursuant to the Drug Discovery Services Agreement, Evotec has agreed to conduct specified research services (the “Project”). The Project is scheduled to be conducted over a 24-month period, over which the Company will fund a minimum of $4,937,500 and a maximum of $5,350,250, based on quarterly invoices. During the years ended December 31, 2021 and 2020, the Company expensed $0 and $31,979, respectively, of research and development expenses in connection with the Drug Discovery Services agreement, and recorded interest expense of $0 and $31,979, respectively, on unpaid balances owed related to the Drug Discovery Services Agreement, which is included in accounts payable on the accompanying consolidated balance sheets. As of December 31, 2021 and 2020, unpaid balances owed related to the Drug Discovery Services Agreement amounted to $0 and $1,342,299, respectively.

Stanford License Agreement

On May 8, 2018, Katexco entered into a six-month option agreement (the “Stanford Option”) with Stanford University (“Stanford”) under which Stanford granted the Company a six-month option to acquire an exclusive license for patents (the “Licensed Patents”) which are related to biological substances used to treat auto- immune diseases. In consideration for the Stanford Option, the Company paid Stanford $10,000 (the “Option Payment”), which was creditable against the first anniversary license maintenance fee payment.

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

Furthermore, the Company will be obligated to make the following milestone payments:

i) $100,000 upon initiation of Phase II trial,

ii) $500,000 upon the first U.S. Food and Drug Administration approval of a product (the “Licensed Product”) resulting from the Licensed Patents; and

iii) $250,000 upon each new Licensed Product thereafter.

The Stanford License Agreement is cancellable by the Company with 30 days’ notice. Royalties, calculated at 2.5% of 95% of net product sales, will be payable to Stanford. Also, the Company will reimburse Stanford for patent expenses as per the agreement. The Company paid Stanford $20,000 for the annual license maintenance fee that was recorded to prepaid expenses and is being expensed on a straight-line basis over 12 months, which had a zero balance as of December 31, 2021. During the years ended December 31, 2021 and 2020, the Company recorded patent and license fees of $78,245 and $32,979, respectively, related to the Stanford License Agreement, which is included in general and administrative expenses on the accompanying statements of operations and comprehensive loss.

Oxford University Agreements

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

On September 18, 2020, CBR Pharma entered into a 3 year research and development agreement (the “3 Year Oxford Agreement”) with Oxford to research and investigate the mechanisms underlying fibrosis in exchange for aggregate consideration of $1,085,738 (£795,468), of which $109,192 (£80,000) is to be paid 30 days after the project start date and the remaining amount is to be paid in four equal installments of $244,136 (£178,867) on the six month anniversary and each of the annual anniversaries of the project start date. The agreement can be terminated by either party upon written notice or if the Company remains in default on any payments due under this agreement for more than 30 days. During the year ended December 31, 2021 and 2020, the Company recognized $364,673 (£264,938) and $113,433 (£88,385), respectively, of research and development expenses in connection with the 3 Year Oxford Agreement.

On September 21, 2020, CBR Pharma entered into a 2 year research and development agreement (the “2 Year Oxford Agreement”) with Oxford University for the clinical development of cannabinoid drugs for the treatment of inflammatory diseases in exchange for aggregate consideration of $625,124 (£458,000), of which $138,917 (£101,778) is to be paid 30 days after the project start date and the remaining amount is to be paid every 6 months after the project start date in 4 installments, whereby $138,917 (£101,778) is to be paid in the first 3 installments and $69,456 (£50,888) is to be paid as the final installment. The agreement can be terminated by either party upon written notice or if the Company remains in default on any payments due under this agreement for more than 30 days. During the years ended December 31, 2021 and 2020, the Company recognized $139,977 (£101,778) and $78,374 (£61,067) of research and development expenses, respectively, in connection with the 2 Year Oxford Agreement, which is reflected within accrued expenses on the accompanying consolidated balance sheet.

As of December 31, 2021, the Company owed Oxford an aggregate of $0 for the 2-year agreement. As of December 31, 2020, the Company owed Oxford an aggregate of $704,960, including $693,515 of accounts payable and $11,445 of accrued expense.

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

The Company paid the first milestone of $97,900 (£70,546) on September 3, 2021, which was due upon signing of the Fifth Oxford Agreement, which was recorded to prepaid expenses and will be amortized over the term of the agreement on a straight-line basis. During the year ended December 31, 2021, the Company recorded $210,215 (£152,848) of research and development expenses and has a prepaid balance of $80,852 (£58,788) related to the Fifth Oxford Agreement.

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

Petcanna Sub-License Agreement

On August 20, 2018, CBR Pharma entered into a sub-license agreement (the “Sub-License Agreement”) with its wholly owned subsidiary, Petcanna Pharma Corp. (“Petcanna”), of which the Company’s former Chief Financial Officer is a director. Petcanna is a private company with one common principal with the Company.

Pursuant to the terms of the Sub-license Agreement, the Company has granted a sub-license on the Licensed Patents to pursue development and commercialization for the treatment of any and all veterinary conditions. In consideration, Petcanna will (a) issue 9,000,000 common shares of its share capital (the “Petcanna Shares”) 30 days after the effective date; and (b) pay royalties of 1% of net sales. The Company will be issued 85% and Yissum will be issued 15% of the 9,000,000 common shares of the Petcanna subsidiary. The Petcanna shares are deemed to be founders shares with no value. The Petcanna shares have not been issued as of December 31, 2021, due to administrative delays.

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

180 LP is recognizing the income earned in connection with the Pharmaceutical Agreement on a straight-line basis over the term of the agreement. During the years ended December 31, 2021 and 2020, 180 LP recognized $0 and $240,000, respectively, of income related to the Pharmaceutical Agreement, which is included in other income in the accompanying consolidated statement of operations and other comprehensive income loss. As of December 31, 2021, the Company charged the $300,000 receivable to bad debt expense. As of December 31, 2020, the Company had a receivable of $300,000 representing income earned in excess of cash received pursuant to the Pharmaceutical Agreement.

Operating Leases

On February 17, 2020, the Company entered into a twelve-month lease agreement to lease office space located in London, UK. The rent is approximately GBP £4,250 (USD $5,801) per month over the lease term for a total lease commitment of GBP £61,200 (USD $83,532). The lease commenced on February 19, 2020 and expires on February 18, 2021. In connection with the lease, the Company paid the landlord a security deposit of GBP £5,100 (USD $6,961). The lease shall continue until one of the following two events occur: (a) another lease agreement is entered into by the parties or (b) either party gives not less than three full calendar months written notice terminating this agreement prior to the expiration date. The Company terminated the lease in August 2020 due to the COVID-19 pandemic. The Company’s rent expense amounted to $0 and GBP £30,257 (USD $38,831) for the years ended December 31, 2021 and 2020, respectively. Rent expense is reflected in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Consulting Agreement

Related Party Consulting Agreement

On February 22, 2021, the Company entered into a consultancy agreement (as amended, the “Consulting Agreement”) with a related party, Prof. Jagdeep Nanchahal (the “Consultant”). The Consulting Agreement was effective December 1, 2020.

Pursuant to the Consulting Agreement, the Company agreed to pay the Consultant 15,000 British Pounds (GBP) per month (approximately $20,800) during the term of the agreement, increasing to 23,000 GBP per month (approximately $32,000) on the date (a) of publication of the data from the phase 2b clinical trial for Dupuytren’s Contracture (RIDD) and (b) the date that the Company has successfully raised over $15 million in capital. The Company also agreed to pay the Consultant the following bonus amounts:

●	the sum of £100,000 (approximately $138,000) upon submission of the Dupuytren’s Contracture clinical trial data for publication in a peer-reviewed journal (“Bonus 1”);

●	the sum of £434,673 GBP (approximately $605,000) (“Bonus 2”), which is earned and payable upon the Company raising a minimum of $15 million in additional funding, through the sale of debt or equity, after December 1, 2020 (the “Vesting Date”). Bonus 2 is payable within 30 days of the Vesting Date and shall not be accrued, due or payable prior to the Vesting Date. Bonus 2 is payable, at the election of the Consultant, at least 50% (fifty percent) in shares of the Company’s common stock, at the lower of (i) $3.00 per share, or (ii) the trading price on the date of the grant, with the remainder paid in GBP;

●	the sum of £5,000 (approximately $7,000) on enrollment of the first patient to the phase 2 frozen shoulder trial (“Bonus 3”); and

●	the sum of £5,000 (approximately $7,000) for enrollment of the first patient to the phase 2 delirium/POCD trial (“Bonus 4”).

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

Effective August 27, 2021, in satisfaction of amounts owed to the Consultant for the remainder of Bonus 2, the Company issued 61,535 shares of the Company’s common stock to the Consultant since the Company raised $15 million in a financing transaction, as per the agreement. All issuances were made under the Company’s 2020 Omnibus Incentive Plan. See Note 13 – Stockholders’ Equity.

In December 2021, the Dupuytren’s Contracture clinical trial data was submitted for publication in a peer-reviewed journal and Bonus 1 was paid to the Consultant.

Larsen Consulting Agreement

On April 29, 2021, the Company entered into a consulting agreement with Glenn Larsen, the former Chief Executive Officer of 180 LP, to act in the capacity as negotiator for the licensing of four patents. In consideration for services provided, the Company agreed to compensate Mr. Larsen with $50,000 of its restricted common stock (valued based on the closing sales price of the Company’s common stock on the date the Board of Directors approved the agreement, which shares have not been issued to date). The fully vested shares will be issued to Mr. Larsen pursuant to the 2020 Omnibus Incentive Plan, upon the Company entering into a licensing transaction with the assistance of Mr. Larsen. On November 2, 2021, the Company and Oxford University entered into a license agreement and therefore 5,423 shares were issued to Mr. Larsen on November 3, 2021 pursuant to the Company’s 2020 Omnibus Incentive Plan.

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

The CEO is also eligible to receive an annual bonus, with a target bonus equal to 45% of his then-current base salary, based upon the Company’s achievement of performance and management objectives as set and approved by the Board of Directors and/or Compensation Committee in consultation with the CEO. At the CEO’s option, the annual bonus can be paid in cash or the equivalent value of the Company’s common stock or a combination. The Board of Directors, as recommended by the Compensation Committee, may also award the CEO bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion. Under the A&R Agreement, the CEO is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time. As of December 31, 2021, the Company recorded $205,500 of accrued bonus payable to the CEO.

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

Under the agreement, the CFO is eligible to receive an annual bonus, in a targeted amount of 30% of his then salary, based upon the Company’s achievement of performance and management objectives as set and approved by the CEO, in consultation with the CFO. The bonus amount is subject to adjustment. The Board of Directors, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee), may also award the CFO bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion. Under the CFO Agreement, the CFO is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time. As of December 30, 2021, the Company recorded $90,000 of accrued bonus payable to the CFO.

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

Under the agreement, the COO/CBO is eligible to receive an annual bonus, in a targeted amount of 50% of his then salary, based upon the Company’s achievement of performance and management objectives as set and approved by the CEO, in consultation with the CFO. The annual bonus shall be paid on or before March 31 of the year following the year in which the bonus is earned. At the choice of the Executive, the annual bonus can be paid in cash or the equivalent value of the Company’s common stock or a combination of both. For calendar 2021, such Bonus payment, if any, will be prorated for approximately 2 months after the Start Date. The CEO, as approved by the Compensation Committee, may also award the Executive a bonus from time to time (in stock, options, cash, or other forms of consideration) in his discretion.

The agreement can be terminated any time by the Company with or without cause with 30 days prior written notice and may be terminated by the COO/CBO at any time with 30 days prior written notice. The agreement may also be terminated by the Company with ten days’ notice in the event the agreement is terminated for cause under certain circumstances. Upon the termination of the COO/CBO’s agreement by the Company without cause or by the COO/CBO for good reason, the Company agreed to pay him twelve months of severance pay, except if Executive separates from the Company prior to a one-year anniversary.

The agreement contains standard and customary invention assignment, indemnification, confidentiality and non-solicitation provisions, which remain in effect for a period of 24 months following the termination of his agreement.

NOTE 13 – STOCKHOLDERS’ EQUITY

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

The Company assumed 1,000,000 shares of issued and outstanding Series A Preferred in connection with the Business Combination with a carrying value of $1,411,265, which was net of a $1,922,068 discount from its stated value of $3,333,333. The discount included an original issuance discount of $333,333, cash issuance costs of $318,333, warrant issuance costs of $103,402 (fair value of warrant issued to placement agent), and a bifurcated redemption feature that was valued at $1,167,000 at issuance (see Note 9 – Derivative Liabilities). No accretion of the Series A Preferred discount was required because redemption wasn’t deemed to be probable.

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

During the year ended December 31, 2020, the Company issued 12,324,300 shares of its common stock, of which 12,292 shares were issued for cash consideration of $72,500, 240,540 shares with a grant date value of $1,057,989 were issued as compensation, 1,519,628 shares of common stock were issued to the KBL shareholders upon the consummation of the Reverse Merger, 1,619,144 shares of common stock were issued upon the conversion of $4,349,035 of Series A Preferred Stock, 1,521,157 shares were issued upon the exchange of common stock equivalents associated with the Special Voting Shares, 482,894 shares were issued upon conversion of 180 debt and 6,928,645 shares were issued as a result of the reverse recapitalization.

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

The PIPE Warrants have an exercise price equal to $5.00 per share, were immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. However, the exercise price of the PIPE Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The PIPE Warrants are exercisable for 5 years following the closing date. The PIPE Warrants are subject to a provision prohibiting the exercise of such PIPE Warrants to the extent that, after giving effect to such exercise, the holder of such PIPE Warrant (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased to 9.99% on a holder by holder basis, with 61 days prior written consent of the applicable holder). The PIPE Warrants were determined to be liability-classified (see Note 9, Derivative Liabilities). Of the $968,930 of placement agent fees and offering expenses, $364,812 was allocated to the PIPE Shares and $604,118 was allocated to the PIPE Warrant. Because the PIPE Warrants are liability classified, the $604,118 allocated to the warrants was immediately expensed.

In connection with the offering, the Company also entered into a Registration Rights Agreement, dated as of February 23, 2021, with the Purchasers (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC on or prior to April 24, 2021 to register the resale of the PIPE Shares and the shares of common stock issuable upon exercise of the PIPE Warrants (the “PIPE Warrant Shares”), and to cause such registration statement to be declared effective on or prior to June 23, 2021 (or, in the event of a “full review” by the SEC, August 22, 2021). The Company was in default of the terms of the Registration Rights Agreement as the registration statement to register the PIPE Shares and PIPE Warrant Shares was not filed by April 24, 2021; provided that such registration statement has been filed. As a result of this default, the Company was required to pay damages to the Purchasers in the aggregate amount of $174,993 each month, up to a maximum of $583,310. The Company incurred $524,979 of damages during the year ended December 31, 2021, which amount was paid, and as a result the Company is no longer in default.

Bridge Note Conversions

During the first quarter of 2021, certain noteholders elected to convert bridge notes with an aggregate principal balance of $365,750 and an aggregate accrued interest balance of $66,633 into an aggregate of 158,383 shares of the Company’s common stock at a conversion price of $2.73 per share, pursuant to the terms of such notes. (see Note 11 - Convertible Notes Payable).

Convertible Note Conversions

During the first quarter of 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,333 and an aggregate accrued interest balance of $105,850 into an aggregate of 467,123 shares of the Company’s common stock at conversion prices ranging from $2.45-$3.29 per share, pursuant to the terms of such notes. (see Note 11 - Convertible Notes Payable).

EarlyBird Settlement

On April 23, 2021, the Company settled the amounts due pursuant to a certain finder agreement entered into with EarlyBird Capital, Inc. (“EarlyBird”) on October 17, 2017 (the “Finder Agreement”). The Company’s Board of Directors determined it was in the best interests to settle all claims which had been made or could be made with respect to the Finder Agreement and entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid EarlyBird a cash payment of $275,000 and issued 225,000 shares of the Company’s restricted common stock with a grant date value of $1,973,250 to EarlyBird, in full satisfaction of accounts payable in the amount of $1,750,000. The Company recorded a loss of $223,250 in connection with the Settlement Agreement, which is included in (loss) gain on settlement of liabilities in the accompanying consolidated statements of operations.

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

Exchanges of Related Party Loans and Convertible Notes

On September 30, 2021, Dr. Lawrence Steinman and Sir Marc Feldmann, Ph.D., each of whom serve as Co-Executive Chairmen of the Company’s Board of Directors, agreed with the Company to convert amounts owed under outstanding loans with an aggregate principal balance of $693,371 and an aggregate accrued interest balance of $157,741 into an aggregate of 141,852 shares of the Company’s common stock at the conversion price of $6.00 per share, pursuant to the terms of the agreement, which conversion rate was above the closing consolidated bid price of the Company’s common stock on the date the binding agreement was entered into. (See Note 10 - Loans Payable and Note 11 - Convertible Notes Payable for more information.)

Alpha Capital Settlement

During the third quarter of 2021, the Company issued 150,000 shares of common stock and warrants to purchase 25,000 shares in connection with a settlement entered into with Alpha Capital. (see Note 11 - Convertible Notes Payable).

Common Stock Issued for Services

During the year ended December 31, 2021, the Company issued an aggregate of 317,553 shares of the Company’s common stock, respectively, as compensation to consultants, directors, and officers, with an aggregate issuance date fair value of $1,785,366, respectively, which was charged immediately to the consolidated statement of operations for the year ended December 31, 2021.

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

During the year ended December 31, 2021, 1,464,545 shares were issued upon the exchange of common stock equivalents associated with the Special Voting Shares.

The following table summarizes the Special Voting Shares activity during the years ended December 31, 2021 and 2020:

Balance, January 1, 2020	2,990,904
Shares issued	-
Shares exchanged	(1,521,157)
Balance, December 31, 2020	1,469,747
Shares issued	-
Shares exchanged	(1,464,472)
Balance, December 31, 2021	5,275

 Stock Options

A summary of the option activity during the years ended December 31, 2021 and 2020 is present below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2020
Granted	50,000	2.49	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding, December 31, 2020	50,000	2.49	9.92
Granted	2,691,000	4.82	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding, December 31, 2021	2,741,000	4.77	9.41	$70,500

Exercisable, December 31, 2021	927,632	4.39	9.30	$70,500

A summary of outstanding and exercisable stock options as of December 31, 2021 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$2.49	50,000	8.9	50,000
$4.43	1,580,000	9.2	667,111
$7.56	436,000	9.6	45,417
$3.95	675,000	9.9	165,104
	2,741,000	9.4	927,632

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

Risk free interest rate	0.4%
Expected term (years)	5.27
Expected volatility	100%
Expected dividends	0%

On February 26, 2021, the Company issued ten-year options to purchase an aggregate of 1,580,000 shares of the Company’s common stock to two officers of the Company, pursuant to the 2020 Omnibus Incentive Plan. The options have an exercise price of $4.43 per share and vest at the rate of 20% on the date of grant and the remaining 80% on a monthly basis thereafter over the following 36 months. The options had a grant date fair value of $4,810,527, which will be recognized over the vesting term.

On August 4, 2021, the Company granted ten-year options for the purchase of an aggregate of 436,000 shares of common stock at an exercise price of $7.56 per share, to six independent directors of the Company, pursuant to the 2020 Omnibus Incentive Plan. The options had an aggregate grant date value of $2,180,375, and vest monthly over four years.

On December 8, 2021, the Company granted ten-year options for the purchase of an aggregate of 675,000 shares of common stock at an exercise price of $3.95 per share to six officers of the Company, pursuant to the 2020 Omnibus Incentive Plan. The options had an aggregate grant date value of $2,077,953 and vest at various periods over four years.

The assumptions used in the Black-Scholes valuation method were as follows:

Risk free interest rate	0.75% - 1.36%
Expected term (years)	5.61 - 6.01
Expected volatility	84% - 98.5%
Expected dividends	0%

The Company recognized stock-based compensation expense of $2,852,309 and $7,798 for the years ended December 31, 2021 and 2020, respectively, related to the amortization of stock options. The expense is included within general and administrative expenses or research and development expenses on the consolidated statements of operations. As of December 31, 2021, there was $6,302,356 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 3.04 years.

NOTE 14 — INCOME TAXES

The Company is subject to federal and state/provincial income taxes in the United States, Canada, and the United Kingdom and each legal entity files on a non- consolidated basis. The benefit of the pre-reorganization net operating losses of 180 LP were passed through to its owners.

The losses before income taxes consist of the following domestic and international components:

	For the Years Ended
	December 31,
	2021	2020
Domestic	$(15,078,170)	$(8,635,341)
International	(5,269,682)	(2,269,144)
	$(20,347,852)	$(10,904,485)

The provision for income taxes consists of the following benefits (provisions):

	For the Years Ended
	December 31,
	2021	2020
Deferred tax benefits:
Domestic:
Federal	$1,503,577	$1,289,907
State	499,136	427,689
International	547,944	541,614
	2,550,657	2,259,210
Change in valuation allowance	(2,527,453)	(2,238,783)
Net income tax benefit	$23,204	$20,427

Certain deferred tax liabilities are denominated in currencies other than the US dollar and are subject to foreign currency translation adjustments. The provision for income taxes differs from the United States Federal statutory rate as follows:

	For the Years Ended
	December 31,
	2021	2020
US Federal statutory rate	21.0%	21.0%
Difference between domestic and foreign federal rates	(0.5)%	(0.6)%
State and provincial taxes, net of federal benefits	5.2%	6.0%
Permanent differences:
Stock-based compensation	(5.8)%	(0.8)%
Change in the fair value of derivatives and accrued issuable equity	(6.4)%	(4.6)%
Loss on extinguishment	-	(1.0)%
Other	(0.8)%	0.7%
Change in valuation allowance	(12.4)%	(20.5)%
Effective income tax rate	0.3%	0.2%

Deferred tax assets and liabilities consist of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$9,395,986	$6,352,809
Organizational costs deferred for tax purposes	-	3,068,651
Accrued compensation not currently deductible	169,222	224,931
Accrued interest	146,636	-
Other	(1)	62,829
	9,711,843	9,709,220

Deferred tax liabilities:
Difference between book and tax basis related to:
Technology license	(375,671)	(404,507)
Acquired in-process research and development	(3,267,854)	(3,242,750)
Other	(639,726)	(21,072)
	(4,283,251)	(3,668,329)

Deferred tax assets and liabilities	5,428,592	6,040,891
Valuation allowance	(9,072,118)	(9,709,220)
Deferred tax assets and liabilities, net	$(3,643,526)	$(3,668,329)

The change in the valuation reserve for deferred tax assets consists of the following:

	For the Years Ended
	December 31,
	2021	2020
Beginning of period	$(9,709,220)	$(4,979,276)
Allowance established in connection with the recording of deferred tax assets acquired resulting from the following transactions:
- Business combination in 2020 described in Note 5	-	(2,491,161)
Change in valuation pursuant to the tax provision	(2,527,453)	(2,238,783)
True-up to a prior year’s tax return	3,164,555	-
End of period	$(9,072,118)	$(9,709,220)

As of December 31, 2021, the Company had net operating loss (“NOL”) carryforwards that may be available to offset future taxable income in various jurisdictions as follows:

●	Approximately $13,330,000 of domestic federal and $7,359,000 of state NOLs. The federal NOLs have no expiration date and the state NOLs will begin to expire in 2039;

●	Approximately $ 8,589,000 each of Canadian federal and provincial NOLs. Those NOLs will begin to expire in 2038; and

●	Approximately $6,791,000 of United Kingdom federal NOLs. Those NOLs have no expiration date.

The utilization of the domestic NOLs to offset future taxable income may be subject to annual limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes.

On November 6, 2020, we acquired net deferred tax assets of $2,491,161, against which there is a full valuation allowance.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2021 and 2020, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates. Thus, the Company established a valuation reserve of $2,491,161 in connection with the net deferred tax assets acquired in connection with the Business Combination described in Note 5 during the year ended December 31, 2020. Additionally, the Company recorded increases in the valuation allowance of $2,527,453 and $2,238,783 in connection with the tax provisions for the years ended December 31, 2021 and 2020, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2021 and 2020 nor were any tax related interest or penalties incurred during those periods. The Company’s tax returns filed in the United States, Canada, and the United Kingdom since inception remain subject to examination, with the exception of the tax returns filed for the 180 LP pass-through entity whose tax returns remain subject to examination beginning with the 2018 tax return.

NOTE 15 - RELATED PARTIES

Due from Related Parties

Due from related parties of $300,000 as of December 31, 2020 consisted of a receivable due from a research and development company that has shared officers and directors. Management now believes that the receivable is not collectible, and the receivable is fully reserved as of December 31, 2021.

Accounts Payable - Related Parties

Accounts payable - related parties was $0 as of December 31, 2021. Accounts payable - related parties was $215,495 as of December 31, 2020 and consists of $196,377 for professional services provided by the Company’s directors and $19,118 for accounting fees for services provided by a former director and his company.

Accrued Expenses - Related Parties

Accrued expenses - related parties was $18,370 as of December 31, 2021 and consists of interest accrued on loans and convertible notes due to certain officers and directors of the Company. Accrued expenses - related parties of $454,951 as of December 31, 2020, consists of $124,833 of interest accrued on loans and convertible notes due to certain officers and directors of the Company and $330,118 of accrued professional fees for services provided by certain directors of the Company.

Loans Payable - Related Parties

Loans payable - related parties consists of $81,277 and $513,082 as of December 31, 2021 and 2020, respectively. See Note 10 - Loans Payable for more information.

Convertible Notes Payable - Related Parties

Convertible notes payable - related parties of $0 and $270,000 as of December 31, 2021 and 2020, respectively, represents the principal balance of convertible notes owed to certain officers and directors of the Company. See Note 11 - Convertible Notes Payable for more information.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $2,947,536 and $75,633 during the years ended December 31, 2021 and 2020, respectively, is related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative Expenses – Related Parties during the years ended December 31, 2021 and 2020, were $462,580 and $185,848, respectively. Of the expenses incurred during 2021, approximately $338,000 represents bad debt expense incurred in connection with a receivable from related parties, and approximately $124,000 represents professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof. The expenses incurred during 2020 relate to professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

Other Income - Related Parties

Other Income – Related Parties during the years ended December 31, 2021 and 2020, were $0 and $240,000, respectively. During 2020, the Company recorded $240,000 of other income related to a one-year research and development agreement with a company who shares common officers and directors with the Company.

Interest Expense - Related Parties

During the year ended December 31, 2021, the Company recorded $50,255 of interest expense – related parties, of which $11,380 related to the convertible notes with officers and directors of the Company and $38,875 related to interest expense on loans with officers, directors and a greater than 10% investor of the Company.

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

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2021 through the date the financial statements were issued. Except for the following, there are no subsequent events identified that would require disclosure in the financial statements.

Board of Directors Compensation – Fourth Quarter 2021

On January 17, 2022, the Company paid $88,125 in cash and shares of common stock to the Board of Directors for compensation for the fourth quarter of 2021.

ACORN Consulting Agreement

On February 22, 2022, the Company entered into a consulting agreement with ACORN, a professional relations and consulting firm. ACORN will be engaged to create a full market awareness program, drive long-term investors to the Company and expand the Company’s investor base. The Company will pay ACORN $10,000 in cash and $45,000 in shares of common stock during an initial six-month period, $10,000 in cash and $22,500 in shares of common stock during a second period of three months and $10,000 in cash and $22,500 in shares of common stock during a final period of three months. These compensation shares will be fully vested, earned, authorized and paid upon issuance.

MDM Worldwide Solutions, Inc. Consulting Agreement

On March 15, 2022, the Company entered into a consulting agreement with MDM Worldwide Solutions, Inc. (“MDM”). MDM will be engaged to provide the Company with strategic communication-based advisory and consulting services for the purpose of targeted outreach and engagement with the inflammatory disease communities online. The Company will pay MDM $12,500 in cash per month and a one-time 20,000 shares of restricted common stock, which will be deemed earned upon execution of the contract. The initial term of the contract is six months.

Amendment to the Fourth Oxford Agreement

On March 22, 2022, CannU.K. entered into an amendment to the Fourth Oxford Agreement, which was originally signed on September 21, 2020, to extend the research period to December 31, 2023, at no additional cost to CannU.K.

Update – meeting with FDA regarding treatment of Dupuytren’s Contracture

In March 2022, the Company received notice that the FDA had declined to grant a meeting with the Company regarding its preliminary discussion, Type C meeting for its treatment of early stage Dupuytren’s Contracture, until more information about the manufacturer of the product is provided.

The Company remains committed to the development of its early stage Dupuytren’s Contracture treatment and upon advice of its regulatory consultants plans to further correspond with the FDA with the goal of having a Type C meeting with the FDA; provided no assurances can be given that such meeting will be agreed to by the FDA or the timing of such meeting.