Form 10-K/A
period 2021-12-31
180 Life Sciences Corp.
filed 2022-04-28
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K/A where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Name: Marcum llp        Auditor Location: San Francisco, CA         Auditor Firm ID: 688

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2021 (“Amendment No. 1”) to correct:

(a) an error in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of the original Annual Report on Form 10-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2022 (the “Original Form 10-K”); and

(b) certain errors on the cover page of the Original Form 10-K.

Item 13. of the Original Form 10-K incorrectly referenced that the information required by such Item would be included under the headings “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in the Registrant’s 2022 Proxy Statement, instead of under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” - “Director Independence”. The cover page of the Original Form 10-K had the “No” checkbox checked for both the statement as to whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days; and whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files), each of which checkboxes should have been checked “yes”.

No changes are hereby made to the Registrant’s financial statements. Other than the changes discussed above and the filing of the currently dated Section 302 certifications and updated XBRL data under Item 15 of Part IV of this Amendment No. 1, no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment No. 1 should be read in conjunction with the Original Form 10-K. The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains a new certification for our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 have been omitted from such certification. The Registrant is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” - “Director Independence” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

		Filed/ Furnished	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K/A, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: April 28, 2022	/s/ James N. Woody
	By:	James N. Woody, Chief Executive Officer (Principal Executive Officer)

3