Form 10-Q
period 2022-03-31
180 Life Sciences Corp.
filed 2022-05-16
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, 34,087,244 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(unaudited)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets:
Cash	$5,668,915	$8,224,508
Prepaid expenses and other current assets	3,287,599	2,976,583
Total Current Assets	8,956,514	11,201,091
Intangible assets, net	1,867,162	1,948,913
In-process research and development	12,530,106	12,575,780
Goodwill	36,323,533	36,987,886
Total Assets	$59,677,315	$62,713,670
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,039,068	$586,611
Accrued expenses	2,627,461	1,964,580
Accrued expenses - related parties	37,640	18,370
Loans payable - current portion	1,296,466	1,828,079
Loans payable - related parties	86,034	81,277
Derivative liabilities	9,990,253	15,220,367
Total Current Liabilities	15,076,922	19,699,284

Accrued issuable equity	31,080	-
Loans payable - non current portion	43,607	48,165
Deferred tax liability	3,621,194	3,643,526
Total Liabilities	18,772,803	23,390,975
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,087,244 and 34,035,925 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,409	3,404
Additional paid-in capital	107,930,317	107,184,137
Accumulated other comprehensive income	89,359	817,440
Accumulated deficit	(67,118,573)	(68,682,286)
Total Stockholders’ Equity	40,904,512	39,322,695
Total Liabilities and Stockholders’ Equity	$59,677,315	$62,713,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

(unaudited)

	For the Quarter Ended
	March 31,
	2022	2021

Operating Expenses:
Research and development	$658,939	$99,899
Research and development - related parties	47,718	267,053
General and administrative	2,969,151	2,542,231
General and administrative - related parties	5,261	39,120
Total Operating Expenses	3,681,069	2,948,303
Loss From Operations	(3,681,069)	(2,948,303)

Other Income (Expense):
Gain on settlement of liabilities	-	723,764
Interest expense	(7,414)	(112,933)
Interest income (expense) - related parties	4,562	(13,949)
Loss on extinguishment of convertible notes payable, net	-	(9,737)
Change in fair value of derivative liabilities	5,230,114	(13,229,308)
Change in fair value of accrued issuable equity	17,520	(9,405)
Offering costs allocated to warrant liabilities	-	(604,118)
Total Other Income (Expense), Net	5,244,782	(13,255,686)
Income (Loss) Before Income Taxes	1,563,713	(16,203,989)
Income tax benefit	-	5,404
Net Income (Loss)	1,563,713	(16,198,585)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(728,081)	189,348
Total Comprehensive Income (Loss)	$835,632	$(16,009,237)

Basic and Diluted Net Income (Loss) per Common Share
Basic	$0.05	$(0.58)
Diluted	$0.05	$(0.58)

Weighted Average Number of Common Shares Outstanding:
Basic	34,059,927	27,953,302
Diluted	34,068,762	27,953,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in US Dollars)

(unaudited)

	For The Three Months Ended March 31, 2022
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	34,035,925	$3,404	$107,184,137	$817,440	$(68,682,286)	$39,322,695
Shares issued for directors’ and professional fees	51,319	5	149,713	-	-	149,718
Stock based compensation:
Options	-	-	596,467	-	-	596,467
Comprehensive income (loss):
Net income	-	-	-	-	1,563,713	1,563,713
Other comprehensive loss	-	-	-	(728,081)	-	(728,081)
Balance - March 31, 2022	34,087,244	$3,409	$107,930,317	$89,359	$(67,118,573)	$40,904,512

	For The Three Months Ended March 31, 2021
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2021	26,171,225	$2,617	$78,005,004	$636,886	$(48,357,638)	$30,286,869
Shares issued upon conversion of KBL debt	467,123	47	1,941,078	-	-	1,941,125
Shares issued upon conversion of 180 debt	158,383	16	432,367	-	-	432,383
Shares issued in connection with the financing, net of financing costs (a)	2,564,000	256	10,730,814	-	-	10,731,070
Offering costs allocated to warrant liabilities (a)	-	-	604,118	-	-	604,118
Warrants issued in connection with private offering, reclassified to derivative liabilities	-	-	(7,294,836)	-	-	(7,294,836)
Shares issued upon exchange of common stock equivalents	959,809	96	(96)	-	-	-
Stock based compensation:
Common stock	197,790	20	925,384	-	-	925,404
Options	-	-	1,092,399	-	-	1,092,399
Comprehensive income (loss):
Net loss	-	-	-	-	(16,198,585)	(16,198,585)
Other comprehensive income	-	-	-	189,348	-	189,348
Balance - March 31, 2021	30,518,330	$3,052	$86,436,232	$826,234	$(64,556,223)	$22,709,295

(a)	Consists of $11,666,200 of gross proceeds from the February 2021 PIPE offering, net of placement agent fees and other cash offering costs of $968,930. Of the $968,930 of offering costs, $364,812 was allocated to the common stock and $604,118 was allocated to the warrant liabilities and expensed immediately due to their liability classification.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net Income (Loss)	$1,563,713	$(16,198,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
Shares issued for services	149,718	925,404
Amortization of stock options	596,467	1,092,399
Depreciation and amortization	26,462	28,668
Gain on settlement of payables and accrued expenses	-	(723,764)
Loss on extinguishment of convertible note payable	-	9,737
Deferred tax benefit	(22,332)	(5,403)
Offering costs allocated to warrant liabilities	-	604,118
Change in fair value of derivative liabilities	(5,230,114)	13,229,308
Change in fair value of accrued issuable equity	(17,520)	9,405
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(325,057)	(342,045)
Accounts payable	454,982	(3,966,486)
Accrued expenses	662,880	(969,030)
Accrued expenses – related parties	19,270	28,729
Accrued issuable equity	48,600	(52,500)
Total adjustments	(3,636,644)	9,868,540
Net Cash Used In Operating Activities	(2,072,931)	(6,330,045)

Cash Flows From Financing Activities
Shares issued for cash, net of issuance costs	-	10,731,070
Repayment of loans payable	(515,419)	(368,532)
Net Cash (Used in) Provided By Financing Activities	(515,419)	10,362,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Expressed in US Dollars)

(unaudited)

Effect of Exchange Rate Changes on Cash	32,757	(88,175)

Net (Decrease) Increase In Cash	(2,555,593)	3,944,318
Cash - Beginning of Period	8,224,508	2,108,544
Cash - End of Period	$5,668,915	$6,052,862

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$2,853	$-

Non-cash investing and financing activities:
Warrants issued in connection with the private offering	$-	$7,294,836
Conversion of convertible debt and accrued interest into common stock	$-	$1,340,185
Conversion of notes payable and accrued interest into common stock	$-	$432,383
Security deposit applied to accounts payable	$-	$7,030
Exchange of common stock equivalents for common stock	$-	$96

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. For the three months ended March 31, 2022, the Company had net income of $1,563,713 and used cash in operations of $2,072,931. As of March 31, 2022, the Company has an accumulated deficit of $67,118,573 and a working capital deficit of $6,120,408. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

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

Management has evaluated, and will continue to evaluate, the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”). The follow-up time for patient data and the statistical analysis for the Phase 2b Dupuytren’s Contracture clinical trial was delayed as a result of COVID-19, but such follow-up and statistical analyses are now complete. The Company announced the top-line data results from the Phase 2b trial on December 1, 2021 and the data was published on April 29, 2022 in a peer-reviewed journal. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 under Note 3 - Summary of Significant Accounting Policies, except as disclosed in this note.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2020, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these financial statements include, but are not limited to, the fair value of financial instruments warrants, options and equity shares; the valuation of stock-based compensation; and the estimates and assumptions related to impairment analysis of goodwill and other intangible assets.

Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Canadian Dollar (“CAD”) (0.7613 and 0.7874 CAD to 1 US dollar each as of March 31, 2022 and December 31, 2021, respectively) or British Pound (“GBP”) (1.3133 and 1.3510 GBP to 1 US dollar, each as of March 31, 2022 and December 31, 2021, respectively), while expense accounts are translated at the weighted average exchange rate for the period (0.7454 and 0.7896 CAD to 1 US dollar and 1.3413 and 1.3784 GBP to 1 US dollar for each of the three months ended March 31, 2022 and 2021, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three months ended March 31, 2022 and 2021, the Company recorded other comprehensive (loss) income of ($728,081) and $189,348, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($142) and $11,148 of foreign currency transaction (losses) gains for the three months ended March 31, 2022 and 2021, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Accrued Issuable Equity

The Company records accrued issuable equity when it is contractually obligated to issue shares and sometimes there are administrative delays in the issuance of such shares. Accrued issuable equity is recorded and carried at fair value with changes in its fair value recognized in the Company’s condensed consolidated statement of operations. Once the underlying shares of common stock are issued, the accrued issuable equity is reclassified as of the share issuance date at the then current fair market value of the common stock.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive.

The following table details the net income (loss) per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$1,563,713	$(16,198,585)

Weighted average shares outstanding (denominator for basic earnings per share)	34,059,927	27,953,302

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	8,834	-
Assumed exercise of warrants, treasury stock method	-	-
Dilutive potential common shares	8,834	-

Weighted average shares and assumed potential common shares (denominator for diluted earnings per share, treasury method)	34,068,762	27,953,302

Basic earnings per share	$0.05	$(0.58)
Diluted earnings per share	$0.05	$(0.58)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2022	2021
Options	2,691,000	1,630,000
Warrants	11,153,908	8,628,908
Convertible debt (a)	-	100,361
Total potentially dilutive shares	13,844,908	10,359,269

a)	Represents shares issuable upon conversion of debt at various conversion prices, some of which were calculated using the fair value of the Company’s common stock at the respective balance sheet date.

Warrant, Option and Convertible Instrument Valuation

The Company has computed the fair value of warrants and options using a Black-Scholes model. The expected term used for warrants is the contractual life and the expected term used for options issued is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date but before these condensed consolidated financial statements were issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 11 - Subsequent Events.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Consulting fees	$427,197	$548,281
Professional fees	195,765	252,973
Litigation settlements (1)	1,025,122	300,000
Employee and director compensation	786,721	725,569
Research and development fees	159,694	91,737
Interest	28,067	25,433
Other	4,895	20,587
	$2,627,461	$1,964,580

(1)	See Note 8 - Commitments and Contingencies, Legal Matters.

As of March 31, 2022 and December 31, 2021, accrued expenses - related parties were $37,640 and $18,370, respectively. See Note 10 - Related Parties for details.

NOTE 5 – ACCRUED ISSUABLE EQUITY

The Company entered into five separate agreements with consultants who are members of the Scientific Advisory Board (“SAB”) and will provide for services and duties which will be requested by the Company’s Chief Scientific Officer from time to time. The agreements, which have a term of two years, provide for the issuance of 2,400 share of common stock to each consultant annually, with each grant vesting monthly over twenty-four months. As of March 31, 2022, these shares have yet to be issued. The shares were recorded as a liability on the balance sheet at a market price of $4.05 per share for an aggregate value of $48,600; upon assessment of fair value of $2.59 per share at March 31, 2022, the Company recorded a change in fair market value of $17,520. A summary of the accrued issuable equity activity during the three months ended March 31, 2022 is presented below:

Balance at January 1, 2022	$-
Additions	48,600
Mark to market	(17,520)
Balance at March 31, 2022	$31,080

NOTE 6 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities (except the Public SPAC warrants as defined below, which are Level 1 derivative liabilities) that are measured at fair value on a recurring basis:

	Warrants
	Public	Private
	SPAC	SPAC	PIPE	Other	Total
Balance as of January 1, 2022	$8,048,850	$467,325	$6,516,300	$187,892	$15,220,367
Change in fair value of derivative liabilities	(1,852,650)	(251,250)	(3,044,800)	(81,414)	(5,230,114)
Balance as of March 31, 2022	$6,196,200	$216,075	$3,471,500	$106,478	$9,990,253

The fair value of the derivative liabilities as of March 31, 2022 and December 31, 2021 were estimated using the Black Scholes option pricing model, with the following assumptions used:

March 31, 2022
Risk-free interest rate	2.30% - 2.44%
Expected term in years	2.34 - 3.90
Expected volatility	91.0% - 105%
Expected dividends	0%

December 31, 2021
Risk-free interest rate	0.85% - 1.14%
Expected term in years	2.59 – 4.15
Expected volatility	98.5%
Expected dividends	0%

SPAC Warrants

Public SPAC Warrants

Participants in KBL’s initial public offering received an aggregate of 11,500,000 warrants (“Public SPAC Warrants”). Each Public SPAC Warrant entitles the holder to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share) until November 6, 2025, subject to adjustment. No fractional shares will be issued upon exercise of the Public SPAC Warrants. Management has determined that the Public SPAC Warrants contain a tender offer provision which could result in the Public SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature results in the Public SPAC Warrants being precluded from equity classification. Accordingly, the Public SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Public SPAC Warrants were revalued on March 31, 2022 at $6,196,200, which resulted in a $1,852,650 decrease in the fair value of the derivative liabilities during the three months ended March 31, 2022.

Private SPAC Warrants

Participants in KBL’s initial private placement in connection with its initial public offering received an aggregate of 502,500 warrants (“Private SPAC Warrants”). Each Private SPAC Warrant entitles the holder to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share) until November 6, 2025, subject to adjustment. No fractional shares will be issued upon exercise of the Private SPAC Warrants. Management has determined that the Private SPAC Warrants contain a tender offer provision which could result in the Private SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature (amongst others) results in the Private SPAC Warrants being precluded from equity classification. Accordingly, the Private SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Private SPAC Warrants were revalued on March 31, 2022 at $216,075, which resulted in a $251,250 decrease in the fair value of the derivative liabilities during the three months ended March 31, 2022.

PIPE Warrants

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 2,564,000 shares of common stock at an exercise price of $5.00 per share in connection with a private placement offering. The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the PIPE Warrants are liability-classified and the Company recorded the $7,294,836 fair value of the PIPE Warrants, which was determined using the Black-Scholes option pricing model, as derivative liabilities. The PIPE Warrants were revalued on March 31, 2022 at $3,471,500, which resulted in a $3,044,800 decrease in the fair value of the derivative liabilities during the three months ended March 31, 2022.

Other Warrants

AGP Warrant

In connection with the transactions contemplated by the Company’s Business Combination Agreement (as amended, the “Business Combination Agreement”), dated as of July 25, 2019 (the “Business Combination”), on November 6, 2020, the Company became obligated to assume five-year warrants for the purchase of 63,658 shares of the Company’s common stock at an exercise price of $5.28 per share (the “AGP Warrant Liability”) that had originally been issued by KBL to an investment banking firm in connection with a prior private placement.

On March 12, 2021, the Company issued a warrant to Alliance Global Partners (“AGP” and the “AGP Warrant”) to purchase up to an aggregate of 63,658 shares of the Company’s common stock at a purchase price of $5.28 per share, subject to adjustment, in full satisfaction of the AGP Warrant Liability. The exercise of the AGP Warrant is limited at any given time to prevent AGP from exceeding beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable at any time between May 2, 2021 and May 2, 2025. The AGP Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrant will continue to be liability-classified. The AGP Warrant was revalued on March 31, 2022 at $86,447, which resulted in a $57,884 decrease in the fair value of the derivative liabilities during the three months ended March 31, 2022.

Alpha Warrant

In connection with that certain Mutual Release and Settlement Agreement dated July 31, 2021 (agreed to on July 29, 2021) between the Company and Alpha Capital Anstal (“Alpha” and the “Alpha Settlement Agreement”), the Company issued a three-year warrant for the purchase of 25,000 shares of the Company’s common stock at an exercise price of $7.07 per share (the “Alpha Warrant Liability” and the “Alpha Warrant”). The exercise of shares of the Alpha Warrant is limited at any given time to prevent Alpha from exceeding a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable until August 2, 2024. The Alpha Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the Alpha Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the Alpha Warrant is liability-classified and the Company recorded the $95,677 fair value of the Alpha Warrant, which was determined using the Black-Scholes option pricing model, as a derivative liability. The Alpha Warrant was revalued on March 31, 2022 at $20,031, which resulted in a $23,530 decrease in the fair value of the derivative liabilities during the three months ended March 31, 2022. The following assumptions were used to value the Alpha Warrant at issuance:

Warrant Activity

A summary of the warrant activity (including the August 2021 PIPE Warrants, which are equity-classified) during the three months ended March 31, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2021	11,153,908	9.06	4.1
Issued	-	-
Exercised	-	-
Cancelled	-	-
Expired	-	-
Outstanding, March 31, 2022	11,153,908	$9.06	3.8	-

Exercisable, March 31, 2022	11,153,908	$9.06	3.8	-

A summary of outstanding and exercisable warrants as of March 31, 2022 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$5.00	2,564,000	3.9	2,564,000
$5.28	63,658	3.1	63,658
$7.07	25,000	2.3	25,000
$7.50	2,500,000	4.4	2,500,000
$11.50	6,001,250	3.6	6,001,250
	11,153,908	3.8	11,153,908

NOTE 7 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the three months ended March 31, 2022:

	Principal Balance at December 31, 2021	Forgiveness	Principal Repaid in Cash	Adjustment		Effect of Foreign Exchange Rates	Principal Balance at March 31, 2022
Paycheck Protection Program	$41,312	$-	$(30,967)	$-		$-	$10,345
Bounce Back Loan Scheme	61,169	-	(3,131)	-		(1,710)	56,328
First Assurance Funding	1,618,443	-	(481,321)	(14,042	)(2)	-	1,123,080
Other loans payable	155,320	-	-	(5,000	)(1)	-	150,320
Total loans payable	$1,876,244	$-	$(515,419)	$(19,042)		$(1,710)	$1,340,073
Less: loans payable - current portion	1,828,079						1,296,466
Loans payable - noncurrent portion	$48,165						$43,607

(1)	Note that this amount was reclassified to related party payables.
(2)	Note that this amount was related to finance charges and was reclassified.

During the three months ended March 31, 2022, the Company paid an aggregate of $481,321, $3,131 and $30,967 in partial satisfaction of the First Assurance Funding loan, the Bounce Back Loan Scheme and the Paycheck Protection Program loan, respectively.

Loans Payable – Related Parties

The below table summarizes the activities of loans payable – related parties during the three months ended March 31, 2022:

	Principal Balance at December 31, 2021	Reclass from Loans Payable	Effect of Foreign Exchange Rates	Principal Balance at March 31, 2022
Loans payable issued between
September 18, 2019 through November 4, 2020	$81,277	$5,000	$(243)	$86,034

Interest Expense on Loans Payable

For the three months ended March 31, 2022, the Company recognized interest expense and interest income — related parties associated with loans of $7,415 and $4,562, respectively. During the three months ended March 31, 2021, the Company recognized interest expense and interest expense — related parties associated with loans of $8,257 and $10,103, respectively.

As of March 31, 2022, the Company had accrued interest and accrued interest — related parties associated with loans of $27,086 and $12,818, respectively. As of December 31, 2021, the Company had accrued interest and accrued interest — related parties associated with loans of $24,212 and $812, respectively. See Note 10 — Related Parties for additional details.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2021. See Legal Matters – Action Against Former Executive of KBL below for information related to a March 31, 2022 accrual.

Legal Matters

Action Against Former Executive of KBL

On September 1, 2021, the Company initiated legal action in the Chancery Court of Delaware against Dr. Marlene Krauss (“Dr. Krauss”) and two of her affiliated companies, KBL IV Sponsor, LLC and KBL Healthcare Management, Inc. (collectively, the “KBL Affiliates”) for, among other things, engaging in monetary transfers of the Company’s assets, non-disclosure of financial liabilities in the Company’s Consolidated Financial Statements, issuing shares of stock without authorization; and allowing stockholder redemptions to take place. The Company’s complaint alleges causes of action against Dr. Krauss and/or the KBL Affiliates for breach of fiduciary duties, ultra vires acts, unjust enrichment, negligence and declaratory relief, and seeks compensatory damages in excess of $11,286,570, together with interest, attorneys’ fees and costs. There can be no assurance that the Company will be successful in its legal actions. As of December 31, 2021, the Company recorded a legal accrual of $250,000 to cover the legal expenses of the former executives of KBL.

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

On January 28, 2022, in lieu of filing an opposition to the Motion to Dismiss, Dr. Krauss and the KBL Affiliates filed a Motion for leave to file amended counterclaims and third-party complaint, and to dismiss six of the current and former directors previously named, i.e., to dismiss Teresa DeLuca, Frank Knuettel II, Pamela Marrone, Russell T. Ray, Richard W. Barker and Shoshana Shendelman.  The Motion was granted by stipulation and, on February 24, 2022, Dr. Krauss filed an amended Answer, Counterclaims and Third-Party Complaint (the “Amended Counterclaims”).  In essence, the Amended Counterclaims allege (a) that the Company and the remaining Third-Party Defendants breached fiduciary duties to Dr. Krauss by making alleged misstatements against Dr. Krauss in SEC filings and failing to register her shares in the Company so that they could be traded, and (b) the Company breached contracts between the Company and Dr. Krauss for registration of such shares, and also failed to pay to Dr. Krauss the amounts alleged to be owing under a promissory note in the principal amount of $371,178, plus an additional $300,000 under Dr. Krauss’s resignation agreement.  The Amended Counterclaims seek unspecified amounts of monetary damages, declaratory relief, equitable and injunctive relief, and attorney’s fees and costs.

On March 16, 2022, Donald A. McGovern, Jr. and Lawrence Gold filed a Motion to Dismiss the Amended Counterclaims against them, and the Company and the remaining Third-Party Defendants filed an Answer to the Amended Counterclaims denying the same.  The Company and the Third-Party Defendants intend to continue to vigorously defend against all of the Amended Counterclaims, however, there can be no assurance that they will be successful in the legal defense of such Amended Counterclaims. In April 2022, Donald A. McGovern, Jr. and Lawrence Gold were removed from the lawsuit as parties. Discovery has not yet commenced in the case.

Action Against the Company by Dr. Krauss

On August 19, 2021, Dr. Krauss initiated legal action in the Chancery Court of Delaware against the Company.  The original Complaint sought expedited relief and made the following two claims: (1) it alleged that the Company is obligated to advance expenses including, attorney’s fees, to Dr. Krauss for the costs of defending against the SEC and certain Subpoenas served by the SEC on Dr. Krauss; and (2) it alleged that the Company is also required to reimburse Dr. Krauss for the costs of bringing this lawsuit against the Company.  On or about September 3, 2021, Dr. Krauss filed an Amended and Supplemental Complaint (the “Amended Complaint”) in this action, which added the further claims that Dr. Krauss is also allegedly entitled to advancement by the Company of her expenses, including attorney’s fees, for the costs of defending against the Third-Party Complaint in the Tyche action referenced below, and the costs of defending against the Company’s own Complaint against Dr. Krauss as described above.  On or about September 23, 2021, the Company filed its Answer to the Amended Complaint in which the Company denied each of Dr. Krauss’ claims and further raised numerous affirmative defenses with respect thereto.

On November 15, 2021, Dr. Krauss filed a Motion for Summary Adjudication as to certain of the issues in the case, which was opposed by the Company.  A hearing on such Motion was held on December 7, 2021, and, on March 7, 2022, the Court issued a decision in the matter denying the Motion for Summary Adjudication in part and granting it in part.  The Court then issued an Order implementing such a decision on March 29, 2022. The parties are now engaging in proceedings set forth in that implementing Order. The Court granted Dr. Krauss’s request for advancement of certain legal fees and the Company was required to pay a portion of those fees while it objects to the remaining portion of the fees. These legal fees have been accrued on the Company’s balance sheet as of March 31, 2022 (see Note 11 – Subsequent Events for more details). Notwithstanding any requirement by the Court for the Company to advance attorneys’ fees to Dr. Krauss, no adjudication has yet been made as to whether Dr. Krauss will ultimately be entitled to permanently retain such advancements. The Company is seeking payment for a substantial portion of such amounts from its director and officers’ insurance policy, of which no assurance can be provided that the directors and officers insurance policy will cover such amounts.

Action Against Tyche Capital LLC

The Company commenced and filed an action against defendant Tyche Capital LLC (“Tyche”) in the Supreme Court of New York, in the County of New York, on April 15, 2021.  In its Complaint, the Company alleged claims against Tyche arising out of Tyche’s breach of its written contractual obligations to the Company as set forth in a “Guarantee And Commitment Agreement” dated July 25, 2019, and a “Term Sheet For KBL Business Combination With CannBioRex” dated April 10, 2019 (collectively, the “Subject Guarantee”).  The Company alleges in its Complaint that, notwithstanding demand having been made on Tyche to perform its obligations under the Subject Guarantee, Tyche has failed and refused to do so, and is currently in debt to the Company for such failure in the amount of $6,776,686, together with interest accruing thereon at the rate set forth in the Subject Guarantee.

On or about May 17, 2021, Tyche responded to the Company’s Complaint by filing an Answer and Counterclaims against the Company alleging that it was the Company, rather than Tyche, that had breached the Subject Guarantee.  Tyche also filed a Third-Party Complaint against six third-party defendants, including three members of the Company’s management, Sir Marc Feldmann, Dr. James Woody, and Ozan Pamir (collectively, the “Individual Company Defendants”), claiming that they allegedly breached fiduciary duties to Tyche with regards to the Subject Guarantee.  In that regard, on June 25, 2021, each of the Individual Company Defendants filed a Motion to Dismiss Tyche’s Third-Party Complaint against them.

On November 23, 2021, the Court granted the Company’s request to issue an Order of attachment against all of Tyche’s shares of the Company’s stock that had been held in escrow.  In so doing, the Court found that the Company had demonstrated a likelihood of success on the merits of the case based on the facts alleged in the Company’s Complaint.

On February 18, 2022, Tyche filed an Amended Answer, Counterclaims and Third-Party Complaint.  On March 22, 2022, the Company and each of the Individual Company Defendants filed a Motion to Dismiss all of Tyche’s claims.  A hearing on such Motion to Dismiss is scheduled by the Court for August 17, 2022. The Company and the Individual Company Defendants intend to continue to vigorously defend against all of Tyche’s claims, however, there can be no assurance that they will be successful in the legal defense of such claims. Written discovery proceedings have commenced among the parties.

Action Against Ronald Bauer & Samantha Bauer

The Company and two of its wholly-owned subsidiaries, Katexco Pharmaceuticals Corp. and CannBioRex Pharmaceuticals Corp. (collectively, the “Company Plaintiffs”), initiated legal action against Ronald Bauer and Samantha Bauer, as well as two of their companies, Theseus Capital Ltd. and Astatine Capital Ltd. (collectively, the “Bauer Defendants”), in the Supreme Court of British Columbia on February 25, 2022. The Company Plaintiffs are seeking damages against the Bauer Defendants for misappropriated funds and stock shares, unauthorized stock sales, and improper travel expenses, in the combined sum of at least $4,395,000 CAD [$3,460,584 USD] plus the additional sum of $2,721,036 USD. Service of process has been effected on each of the Bauer Defendants, and the Bauer Defendants filed an answer on May 6, 2022. There can be no assurance that the Company Plaintiffs will be successful in this legal action.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

Common Stock Issued for Services

During the three months ended March 31, 2022, the Company issued an aggregate of 51,319 immediately vested shares of the Company’s common stock as compensation to consultants, directors, and officers, with an aggregate issuance date fair value of $149,718, which was charged immediately to the condensed consolidated statement of operations for the three months ended March 31, 2022.

Stock Options

A summary of the option activity during the three months ended March 31, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2022	2,741,000	4.77	9.4	70,500
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, March 31, 2022	2,741,000	4.77	9.2	$5,000

Exercisable, March 31, 2022	1,105,528	4.46	9.1	$5,000

As indicated in the table above, no options were issued for the three months ended March 31, 2022. For options issued during the three months ended March 31, 2021, the assumptions used in the Black Scholes valuation method were as follows:

For the Three Months Ended March 31, 2022
Risk-free interest rate	0.75%
Expected term in years	5.27 – 5.38
Expected volatility	100%
Expected dividends	0%

A summary of outstanding and exercisable stock options as of March 31, 2022 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$2.49	50,000	8.7	50,000
$4.43	1,580,000	8.9	772,444
$7.56	436,000	9.3	72,667
$3.95	675,000	9.7	210,417
	2,741,000	9.1	1,105,528

The Company recognized stock-based compensation expense of $596,467 for the three months ended March 31, 2022, related to the amortization of stock options. Expense of $514,696 is included within general and administrative expenses and expense of $81,771 is included within research and development expenses on the condensed consolidated statements of operations. The full amount of stock-based compensation recognized for the period ended March 31, 2022 is considered to be related party expense. Stock-based compensation expense for the three months ended March 31, 2021 was $1,092,399; these expenses were included within general and administrative expenses on the condensed consolidated statement of operations for that period. The full amount of stock-based compensation recognized for the period ended March 31, 2021 was considered to be related party expense. As of March 31, 2022, there was $5,705,889 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.81 years.

NOTE 10 - RELATED PARTIES

Accrued Expenses - Related Parties

Accrued expenses - related parties was $37,640 as of March 31, 2022 and consists of $12,818 of interest accrued on loans due to a certain investor in the Company and $24,820 of accrued consulting fees for services provided by certain directors of the Company. Accrued expenses - related parties of $18,370 as of December 31, 2021, consists of interest accrued on loans and convertible notes due to certain officers and directors of the Company.

Loans Payable - Related Parties

Loans payable - related parties consists of $86,034 and $81,277 as of March 31, 2022 and December 31, 2021, respectively. See Note 7 - Loans Payable for more information.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties were $47,718 and $267,053 during the three months ended March 31, 2022 and 2021, respectively, and are related to consulting and professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative Expenses – Related Parties during the three months ended March 31, 2022 and 2021 were $5,261 and $39,120, respectively. These expenses relate to professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

Interest Expense - Related Parties

During the three months ended March 31, 2022, the Company recorded $4,562 of interest income - related parties related to loans from greater than 5% stockholders or affiliates of the Company.

During the three months ended March 31, 2021, the Company recorded $13,949 of interest expense - related parties, of which $11,526 related to interest on certain convertible notes held by officers and directors of the Company and $2,423 related to interest expense on loans from officers, directors greater than 5% stockholders, or affiliates thereof, of the Company.

NOTE 11 - SUBSEQUENT EVENTS

Amendments to Employee Agreements

As disclosed in the Company’s previous filings, on April 27, 2022, the Company entered into amendments with six of its officers, executives and a consultant to revise the compensation agreements currently in place with such individuals. The agreements for three officers were amended to increase their base salaries by 3% and then, effective March 1, 2022, the base salaries of two of the officers were reduced by 20% each and the other salary was reduced by 25%; such reduced amounts (the “Accrued Amounts”) will be accrued until such time as the Company has sufficient cash on hand to pay the Accrued Amounts, which the Company expects will not be until it has raised a minimum of $15,000,000 (the “Funding Determination Date”). On the Funding Determination Date, their salaries will increase to the full new base salary and the Accrued Amounts will be paid by the Company, provided that in addition, at the discretion of the Board of Directors, the base salaries on the Funding Determination Date of each executive may be further increased by 2%.

Pursuant to the amendments for two executives’ agreements, effective March 1, 2022, each of their salaries were reduced by $225,000 (100%) and $56,250 (25%), respectively, and such reduced amounts will be accrued and paid on the Funding Determination Date.

In addition, pursuant to the consultant’s agreement, upon acceptance of the data for the Phase 2b clinical trial for Dupuytren’s Contracture for publication, which has occurred, his monthly fee increased to £23,000, provided that £4,000 of such increase will be accrued and £19,000 of such fees will be payable monthly per the payroll practices of the Company in cash effective March 1, 2022 and until the earlier of (a) November 1, 2022 or (b) the Funding Determination Date, at which time all Accrued Amounts will be due.

Legal Matter – Action against the Company by Dr. Krauss

On April 29, 2022, pursuant to the legal matter described in Note 8 – “Legal Matters – Action Against the Company by Dr. Krauss”, the Company paid $975,121 for advancement of legal fees incurred by Dr. Krauss, pursuant to a court order. The payment was made to an escrow account and the Company has objected to the amounts and nature of the expenses. Furthermore, the Company has filed a reimbursement claim for the amount advanced net of its deductible of $250,000 with its director and officers’ insurance policy carrier, of which no assurance can be provided that the directors and officers’ insurance policy will cover such amounts.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth below, contains forward-looking statements, within the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (under the heading “Risk Factors” and in other parts of that report), and include, but are not limited to, statements about:

●	Expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates;

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash flows and our potential ability to obtain additional financing to advance our business and the terms of any further financing, which may be highly dilutive and may include onerous terms;

●	the continued impact of the COVID-19 pandemic on our business operations and our research and development initiatives;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	our ability to maintain our listing on Nasdaq; and

●	other risks and uncertainties, including those listed under “Risk Factors”, below.

All forward-looking statements speak only at the date of the filing of this Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2021. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

General Information

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, and in our most recent Annual Report on Form 10-K. All references to years relate to the calendar year ended December 31st of the particular year.

This information should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Please see the section entitled “Glossary” beginning on page ii of our Annual Report for a list of abbreviations and definitions commonly used in the pharmaceutical and biotechnology industry which are used throughout this Report.

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

See also “Cautionary Statement Regarding Forward-Looking Statements”, above, which includes information on forward-looking statements used herein and other matters which are applicable to this Report, including, but not limited to this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Going Concern and Management Liquidity Plans

As of March 31, 2022, we had an accumulated deficit of $67,118,573 and net income for the three months ended March 31, 2022 of $1,563,713. As of March 31, 2022, we had a working capital deficit of $6,120,408. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised money in August 2021, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. We may never achieve profitable operations or generate significant revenues.

We currently have a minimum monthly cash requirement spend of approximately $800,000. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The consolidated financial statements included in this prospectus also include a going concern footnote.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview and Recent Events

On November 6, 2020 (“Closing Date”), the Business Combination was consummated following a special meeting of stockholders, where the stockholders of KBL considered and approved, among other matters, a proposal to adopt the Business Combination Agreement. Pursuant to the Business Combination Agreement, KBL Merger Sub, Inc. merged with 180, with 180 continuing as the surviving entity and becoming a wholly-owned subsidiary of KBL. As part of the Business Combination, KBL issued 17,500,000 shares of common stock and equivalents to the stockholders of 180, in exchange for all of the outstanding capital stock of 180. The Business Combination became effective November 6, 2020 and in connection therewith, 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp., and KBL changed its name to 180 Life Sciences Corp.

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

We intend to invest resources to successfully complete the clinical programs that are underway, discover new drug candidates, and develop new molecules to build on our existing pipeline to address unmet clinical needs. The product candidates are designed via a platform comprised of defined unit operations and technologies. This work is performed in a research and development environment that evaluates and assesses variability in each step of the process in order to define the most reliable production conditions.

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

COVID-19 Pandemic

In December 2019, a new strain of the coronavirus (COVID-19) was reported in Mainland China and during the first quarter of 2020 the virus had spread to over 150 countries, resulting in a global pandemic. This COVID-19 pandemic and the public health responses to contain it have resulted in global recessionary conditions, which did not exist at December 31, 2019. Among other effects, government-mandated closures, stay-at-home orders and other related measures have significantly impacted global economic activity and business investment in general. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, and on our business, results of operations and financial condition. We have been closely monitoring the developments and have taken active measures to protect the health of our employees, their families, and our communities. The ultimate impact on the 2022 fiscal year and beyond will depend heavily on the duration of the COVID-19 pandemic and public health responses, including government-mandated closures, stay-at-home orders and social distancing mandates, as well as the substance and pace of macroeconomic recovery, all of which are uncertain and difficult to predict considering the rapidly evolving landscape of the COVID-19 pandemic and the public health responses to contain it.

The follow up time for patient data and the statistical analysis for the Phase 2b Dupuytren’s Contracture clinical trial was delayed as a result of COVID-19, but such follow-up and statistical analysis are now completed and the Company announced the top-line data results from the Phase 2b trial on December 1, 2021 and the data was published on April 29, 2022 in a peer-reviewed journal. Additionally, COVID-19 has delayed the initiation of certain clinical trials and may delay the initiation of other clinical trials in the future or otherwise have a material adverse effect on our future operations.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Gains resulting from change in fair value of derivative liabilities during the three months ended March 31, 2022, were driven by decreases in stock price during the period, resulting in a lower fair value of the underlying liability.

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

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	For the Three Months Ended
	March 31,
	2022	2021
Operating Expenses:
Research and development	$658,939	$99,899
Research and development - related parties	47,718	267,053
General and administrative	2,969,151	2,542,231
General and administrative - related parties	5,261	39,120
Total Operating Expenses	3,681,069	2,948,303
Loss From Operations	(3,681,069)	(2,948,303)

Other Income (Expense):
Gain on settlement of payables and accrued expenses	-	723,764
Interest expense	(7,414)	(112,933)
Interest income (expense) - related parties	4,562	(13,949)
Loss on extinguishment of convertible notes payable, net	-	(9,737)
Offering costs allocated to warrant liabilities	-	(604,118)
Change in fair value of accrued issuable equity	17,520	(9,405)
Change in fair value of derivative liabilities	5,230,114	(13,229,308)
Total Other Income (Expense), Net	5,244,782	(13,255,686)
Income (Loss) Before Income Taxes	1,563,713	(16,203,989)
Income tax benefit	-	5,404
Net Income (Loss)	$1,563,713	$(16,198,585)

Research and Development

We incurred research and development expenses of $658,939 for the three months ended March 31, 2022, compared to $99,899 for the three months ended March 31, 2021, representing an increase of $559,040 or 560%. The increase includes a $175,000 increase in consulting expenses for the Scientific Advisory Board, an increase in salaries of $140,000, an increase in research and development expenses of $90,000 related to our agreements with Oxford University, a $50,000 increase in Anti-TNF therapies expenses and an increase in stock-based compensation expense of approximately $80,000.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $47,718 for the three months ended March 31, 2022, compared to $267,053 for the three months ended March 31, 2021, representing a decrease of $219,335, or 82%. The decrease is primarily attributable to some reversals of consultancy expenses in the prior period totaling approximately $440,000, offset by increases in various other expenses.

General and Administrative

We incurred general and administrative expenses of $2,969,151 and $2,542,231 for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $426,920 or 17%. The increase resulted from an increase in patents expenses of $135,000 and an increase in insurance expenses of $280,000.

General and Administrative – Related Parties

We incurred general and administrative expenses - related parties of $5,261 and $39,120 for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of $33,859, or 87%. The decrease is attributable to a change in cost center for consulting fees from the prior period of approximately $35,000.

Other Income (Expenses), Net

We incurred other income, net of $5,244,782 during the three months ended March 31, 2022, as compared to other expenses, net of $13,255,686 for the three months ended March 31, 2021, representing an increase in other income of approximately $18,500,468 or 140%. The increase was primarily attributable to the change in fair value of the Company’s derivative liabilities from the prior period, which increased by approximately $18.5 million.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had cash balances of $5,668,915 and $8,244,508, respectively, and working capital deficits of $6,120,408 and $8,498,193, respectively.

For the three months ended March 31, 2022 and 2021, cash used in operating activities was $2,072,931 and $6,330,045, respectively. Our cash used in operations for the three months ended March 31, 2022 was primarily attributable to our net income of $1,563,713, adjusted for non-cash expenses in the aggregate amount of $4,497,319 as well as $860,675 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the three months ended March 31, 2021 was primarily attributable to our net loss of $16,198,585, adjusted for non-cash expenses in the aggregate amount of $15,169,872 as well as $5,301,332 of net cash used to fund changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2022 and 2021, cash (used in) provided by financing activities was ($515,419) and $10,362,538, respectively. Cash used in financing activities during the three months ended March 31, 2022 was due to repayments of loans in the amount of $515,419. Cash provided by financing activities during the three months ended March 31, 2021 was due to $10,731,070 of net proceeds from our offering of common stock and warrants, partially offset by the repayment of loans in the amount of $368,532.

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

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd., payments related to directors and officers (“D&O”) insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc. These cash requirements, in the aggregate, are expected to amount to approximately $7,100,000 for 2022 and $33,400,000 for the years 2023 through 2026.

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

Recent Financing and Settlement Transactions

There have been no financing or settlement transactions during the three months ended March 31, 2022.

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of its assets, liabilities, revenue and expenses. The Company has identified certain policies and estimates as critical to its business operations and the understanding of its past or present results of operations related to (i) goodwill and (ii) intangible assets and in-process research and development. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on the Company’s condensed consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. The Company believes that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

Goodwill/Intangible Assets and In-Process Research and Development (“IPR&D”)

The Company has a significant amount of goodwill, intangible assets and IPR&D assets that are assessed at least annually for impairment. As of March 31, 2022 and December 31, 2021, goodwill, intangible assets and IPR&D assets totaled $50.7 million and $51.5 million, or 85% and 82%, respectively, of the Company’s total assets. The impairment analyses of these assets are considered critical because of their significance to the Company. Intangible assets arising from business combinations or acquisitions, such as goodwill, patents and IPR&D assets are initially recorded at estimated fair value. Licensed patents are amortized over the remaining life of the patent. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. Our goodwill was derived from acquisitions where the purchase price exceeded the fair value of the net assets acquired. The Company is required to reassign goodwill to reporting units whenever reorganizations of the internal reporting structure change the composition of its reporting units. The Company identified one reporting unit which represents its sole operating segment.

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

The first step of the goodwill/intangible assets and IPR&D assets impairment test used to identify potential impairment compares the fair value of the reporting unit with its carrying amount, including goodwill/intangible assets and IPR&D assets. The Company determined the fair market value of its single reporting unit as of December 31, 2021 to be its market capitalization of $132,760,680, which represents $3.90 per share (the market close price on December 31, 2021) multiplied by 34,021,200 shares (consisting of 34,035,925 shares of common stock plus 5,275 special voting shares which are exchangeable into common stock for no additional consideration) on December 31, 2021. The carrying amount of the reporting unit as of December 31, 2021 was $39,322,695 (total assets of $62.7 million less total liabilities of $23.4 million).

Since the fair value of the Company ($132,760,680) exceeded the carrying value of the Company ($39,322,695) as of December 31, 2021, and the carrying value of the Company is greater than zero, management concluded the goodwill/intangible assets and IPR&D assets of the reporting unit was not impaired. The Company will continue to perform goodwill/intangible assets and IPR&D assets impairment testing on an annual basis, or as needed if there are changes to the composition of its reporting unit. As of March 31, 2022, there have been no changes to the composition of the reporting unit.

Derivative Liabilities

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. As of March 31, 2022 and December 31, 2021, derivative liabilities totaled $10.0 million and $15.2 million, or 53% and 65%, respectively, of the Company’s total liabilities. The analyses of these liabilities are considered critical because of their significance to the Company. Entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity.

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

The Company evaluated the terms of its AGP Warrants (see Note 6 – Derivative Liabilities) when they were originally earned and determined that the AGP Warrants should initially be liability-classified at their fair value at issuance with subsequent remeasurement (mark-to-market) at period ends. As of March 31, 2022, the Company has concluded that its warrants should remain liability-classified as of March 31, 2022 due to the presence of the Tender Offer Provision combined with the existence of the Exchangeable Shares that have voting rights consistent with common stockholders.

Recently Issued Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies of our consolidated financial statements included within our 2021 Annual Report on Form 10-K for a summary of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO)(principal executive officer) and Chief Financial Officer (CFO) (principal accounting/financial officer), as appropriate, to allow timely decisions regarding required disclosures.

The Company’s management evaluated, with the participation of our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Report.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2022.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of December 31, 2021, and which continue to exist, as discussed in the Company’s Annual Report on Form 10-K:

●	Financial Reporting Systems: The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

●	Ineffective controls: Ineffective review controls over period end financial disclosure and reporting processes related to stock-based compensation and payroll expense classification.

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

Our management plans to establish procedures to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing necessary enhancements or improvements. Management expects to complete its assessment of the design and operating effectiveness of its internal controls over financial reporting during the second half of 2022. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 8 – Commitments and Contingences”, under the heading Legal Matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Commission on March 30, 2022, under the heading “Risk Factors”, which risk factors are incorporated by reference herein, except as described below, and investors should review the risks provided in the Form 10-K and below prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2021, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

●	We may experience write-downs in the carrying value of goodwill.

●	We face significant penalties and damages in the event registration statements we filed to register certain securities sold in our prior offerings are subsequently suspended or terminated.

●	Currently, there is a conflict involving Russia and Ukraine; the war between the two countries continues to evolve as military activity proceeds and additional sanctions are imposed. The war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. While we do not believe this conflict currently has a material impact on our financial accounting and reporting, the degree to which we will be affected in the future largely depends on the nature and duration of uncertain and unpredictable events, and our business could be impacted.

●	We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Except as set forth below, there have been no sales of unregistered securities during the quarter ended March 31, 2022 and from the period from April 1, 2022, to the filing date of this report, which have not previously been disclosed in a Current Report on Form 8-K.

In February 2022:

●	We issued 13,846 shares of restricted common stock to an external consultant for investor relations, advisory and consulting services to be rendered.

In March 2022:

●	We issued 20,000 shares of restricted common stock to an external consultant for professional relations services to be rendered.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Filed/ Furnished	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	File No.	Exhibit	Filing Date
10.1***	First Amendment to Amended and Restated Employment Agreement dated April 27, 2022, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D.		8-K	001-38105	10.1	4/28/2022
10.2***	First Amendment to Employment Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Quan Anh Vu		8-K	001-38105	10.1	4/28/2022
10.3***	First Amendment to Employment Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D.		8-K	001-38105	10.1	4/28/2022
10.4***	First Amendment to Employment Agreement dated April 27, 2022, between Cannbiorex Pharma Ltd. and Sir Marc Feldmann, Ph.D.		8-K	001-38105	10.1	4/28/2022
10.5***	First Amendment to Consulting Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Lawrence Steinman, M.D.		8-K	001-38105	10.1	4/28/2022
10.6***	Second Amendment to Consulting Agreement dated April 27, 2022, between Cannbiorex Pharma Ltd. and Prof. Jagdeep Nanchahal		8-K	001-38105	10.1	4/28/2022
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.
***	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: May 16, 2022		/s/ James N. Woody, M.D., Ph.D.
	By:	James N. Woody, M.D., Ph.D., Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022		/s/ Ozan Pamir
	By:	Ozan Pamir Interim Chief Financial Officer (Principal Financial and Accounting Officer)