Form 10-Q
period 2022-06-30
180 Life Sciences Corp.
filed 2022-08-09
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, 37,698,935 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets:
Cash	$1,625,241	$8,224,508
Prepaid expenses and other current assets	3,021,905	2,976,583
Total Current Assets	4,647,146	11,201,091
Intangible assets, net	1,710,562	1,948,913
In-process research and development	12,410,854	12,575,780
Goodwill	34,588,951	36,987,886
Total Assets	$53,357,513	$62,713,670
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,590,530	$586,611
Accrued expenses	1,879,806	1,964,580
Accrued expenses - related parties	103,494	18,370
Loans payable - current portion	803,917	1,828,079
Loans payable - related parties	85,398	81,277
Derivative liabilities	2,502,715	15,220,367
Total Current Liabilities	6,965,860	19,699,284

Loans payable – non current portion	37,343	48,165
Deferred tax liability	3,562,886	3,643,526
Total Liabilities	10,566,089	23,390,975
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,143,823 and 34,035,925 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,414	3,404
Additional paid-in capital	108,785,991	107,184,137
Accumulated other comprehensive income	(1,818,692)	817,440
Accumulated deficit	(64,179,289)	(68,682,286)
Total Stockholders’ Equity	42,791,424	39,322,695
Total Liabilities and Stockholders’ Equity	$53,357,513	$62,713,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating Expenses:
Research and development	$446,358	$246,613	$1,105,297	$372,744
Research and development - related parties	57,336	747,883	105,054	988,704
General and administrative	4,018,154	2,678,231	6,987,305	5,220,462
General and administrative - related parties	-	340,442	5,261	379,562
Total Operating Expenses	4,521,848	4,013,169	8,202,917	6,961,472
Loss From Operations	(4,521,848)	(4,013,169)	(8,202,917)	(6,961,472)

Other Income (Expense):
(Loss) gain on settlement of liabilities	-	(268,743)	-	455,021
Interest expense	(7,355)	(12,246)	(14,769)	(125,179)
Interest (expense) income – related parties	(1,531)	(14,129)	3,031	(28,078)
Loss on extinguishment of convertible notes payable, net	-	-	-	(9,737)
Change in fair value of derivative liabilities	7,487,538	(19,156,420)	12,717,652	(32,385,728)
Change in fair value of accrued issuable equity	(17,520)	-	-	(9,405)
Offering costs allocated to warrant liabilities	-	-	-	(604,118)
Total Other Income (Expense), Net	7,461,132	(19,451,538)	12,705,914	(32,707,224)
Income (Loss) Before Income Taxes	2,939,284	(23,464,707)	4,502,997	(39,668,696)
Income tax benefit	-	5,571	-	10,975
Net Income (Loss)	2,939,284	(23,459,136)	4,502,997	(39,657,721)

Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(1,908,051)	406,487	(2,636,132)	595,835
Total Comprehensive Income (Loss)	$1,031,233	$(23,052,649)	$1,866,865	$(39,061,886)

Basic and Diluted Net Income (Loss)per Common Share
Basic	$0.09	$(0.75)	$0.13	$(1.33)
Diluted	$0.09	$(0.75)	$0.13	$(1.33)

Weighted Average Number of Common Shares Outstanding:
Basic	34,112,566	31,459,199	34,086,392	29,597,488
Diluted	34,112,566	31,459,199	34,086,392	29,597,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For The Three and Six Months Ended June 30, 2022
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	34,035,925	$3,404	$107,184,137	$817,440	$(68,682,286)	$39,322,695
Shares issued for professional services to directors	51,319	5	149,713	-	-	149,718
Stock based compensation	-	-	596,467	-	-	596,467
Comprehensive income (loss):
Net income	-	-	-	-	1,563,713	1,563,713
Other comprehensive loss	-	-	-	(728,081)	-	(728,081)
Balance - March 31, 2022	34,087,244	$3,409	$107,930,317	$89,359	$(67,118,573)	$40,904,512
Shares issued for professional services to directors	44,579	4	60,623	-	-	60,627
Stock based compensation	12,000	1	795,051	-	-	795,052
Comprehensive income (loss):
Net income	-	-	-	-	2,939,284	2,939,284
Other comprehensive loss	-	-	-	(1,908,051)	-	(1,908,051)
Balance June 30, 2022	34,143,823	$3,414	$108,785,991	$(1,818,692)	$(64,179,289)	$42,791,424

	For The Three and Six Months Ended June 30, 2021
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2021	26,171,225	$2,617	$78,005,004	$636,886	$(48,357,638)	$30,286,869
Shares issued upon conversion of KBL debt	467,123	47	1,941,078	-	-	1,941,125
Shares issued upon conversion of 180 debt	158,383	16	432,367	-	-	432,383
Shares issued in connection with the financing, net of financing costs (a)	2,564,000	256	10,730,814	-	-	10,731,070
Offering costs allocated to warrant liabilities (a)	-	-	604,118	-	-	604,118
Warrants issued in connection with private offering, reclassified to derivative liabilities	-	-	(7,294,836)	-	-	(7,294,836)
Shares issued upon exchange of common stock equivalents	959,809	96	(96)	-	-	-
Stock based compensation:
Common stock	197,790	20	925,384	-	-	925,404
Options	-	-	1,092,399	-	-	1,092,399
Comprehensive income (loss):
Net loss	-	-	-	-	(16,198,585)	(16,198,585)
Other comprehensive income	-	-	-	189,348	-	189,348
Balance - March 31, 2021	30,518,330	$3,052	$86,436,232	$826,234	$(64,556,223)	$22,709,295
Shares issued to settle accounts payable	225,000	23	1,973,227	-	-	1,973,250
Impact of transfer agent reconciliation	280,509	28	(28)	-	-	-
Stock based compensation:
Common stock	37,515	4	378,655	-	-	378,659
Options	-	-	344,095	-	-	344,095
Correction of an error	-	-	363,523	-	-	363,523
Comprehensive loss:
Net loss	-	-	-	-	(23,459,136)	(23,459,136)
Other comprehensive income	-	-	-	406,487	-	406,487
Balance – June 30, 2021	31,061,354	$3,106	$89,495,704	$1,232,721	$(88,015,359)	$2,716,172

(a)	Consists of $11,666,200 of gross proceeds from the February 2021 PIPE offering, net of placement agent fees and other cash offering costs of $968,930. Of the $968,930 of offering costs, $364,812 was allocated to the common stock and $604,118 was allocated to the warrant liabilities and expensed immediately due to their liability classification.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net Income (Loss)	$4,502,997	$(39,657,721)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation:
Shares issued for services	210,345	1,667,586
Amortization of stock options and restricted stock shares	1,391,519	1,436,494
Depreciation and amortization	63,422	58,189
Bad debt expense – related parties	-	300,000
Loss on settlement of liabilities	-	(455,021)
Loss on extinguishment of convertible note payable	-	9,737
Deferred tax benefit	-	(10,975)
Offering costs allocated to warrant liabilities	-	604,118
Change in fair value of derivative liabilities	(12,717,652)	32,385,728
Change in fair value of accrued issuable equity	-	9,405
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(59,364)	(606,079)
Accounts payable	1,003,919	(3,837,635)
Accrued expenses	(84,774)	(2,038,573)
Accrued expenses – related parties	85,124	(153,983)
Accrued issuable equity	-	(52,500)
Total adjustments	(10,107,461)	29,316,491
Net Cash Used In Operating Activities	(5,604,464)	(10,341,230)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants	-	11,666,200
Offering costs in connection with sale of common stock and warrants	-	(935,130)
Repayment of loans payable	(1,009,763)	(585,287)
Repayment of loans payable – related parties	-	(1,778)
Repayment of convertible debt – related parties	-	(10,000)
Net Cash (Used in) Provided By Financing Activities	(1,009,763)	10,134,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

Effect of Exchange Rate Changes on Cash	14,960	(65,680)

Net Decrease In Cash	(6,599,267)	(272,905)
Cash - Beginning of Period	8,224,508	2,108,544
Cash - End of Period	$1,625,241	$1,835,639

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$8,990	$-

Non-cash investing and financing activities:
Warrants issued in connection with the private offering	$-	$7,294,836
Shares issued to settle accounts payable	$-	$1,973,250
Conversion of convertible debt and accrued interest into common stock	$-	$1,340,185
Conversion of notes payable and accrued interest into common stock	$-	$432,383
Security deposit applied to accounts payable	$-	$7,078
Exchange of common stock equivalents for common stock	$-	$96

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

NOTE 1 - BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

180 Life Sciences Corp., formerly known as KBL Merger Corp. IV (“180LS”, or together with its subsidiaries, the “Company”), was a blank check company organized under the laws of the State of Delaware on September 7, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On November 6, 2020 (“Closing Date”), a business combination was consummated following a special meeting of stockholders, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt a Business Combination Agreement. Pursuant to the Business Combination Agreement, KBL Merger Sub, Inc. merged with 180 Life Corp. (f/k/a 180 Life Sciences Corp.) (“180”), with 180 continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company. References to “KBL” refer to the Company prior to the November 6, 2020 business combination.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. For the six months ended June 30, 2022, the Company used cash in operations of $5,604,464. As of June 30, 2022, the Company has an accumulated deficit of $64,179,289 and a working capital deficit of $2,318,714. On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 3,500,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,632,076 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 6,132,076 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $1.06 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were approximately $6.5 million (see Note 11 – Subsequent Events). The July 2022 Offering closed on July 20, 2022.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and impact of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of COVID-19 vaccines, labor needs at the Company as well as in the supply chain, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business, results of operations, financial condition or liquidity. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, the Company does not currently expect an adverse impact on its business related to of COVID-19. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.

Management has evaluated, and will continue to evaluate, the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”). The follow-up time for patient data and the statistical analysis for the Phase 2b Dupuytren’s Contracture clinical trial was delayed as a result of COVID-19, but such follow-up and statistical analyses are now complete. The Company announced the top-line data results from the Phase 2b trial on December 1, 2021 and the data was published on April 29, 2022 in a peer-reviewed journal. The Company may experience similar delays in other clinical trials due to the continued future impact of COVID-19. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2021, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these condensed consolidated financial statements include, but are not limited to, the collectability of an insurance claims receivable, the fair value of financial instruments warrants, options and equity shares, the valuation of stock-based compensation, and the estimates and assumptions related to impairment analysis of goodwill and other intangible assets.

Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries was the Canadian Dollar (“CAD”) (0.7874 CAD to 1 US dollar as of December 31, 2021) or British Pound (“GBP”) (1.2146 and 1.3510 GBP to 1 US dollar, each as of June 30, 2022 and December 31, 2021, respectively), while expense accounts are translated at the weighted average exchange rate for the period (0.8139 CAD and 0.8018 CAD to 1 US dollar for each of the three and six months ended June 30, 2021, respectively, 1.2571 and 1.3973 GBP to 1 US dollar for each of the three months ended June 30, 2022 and 2021, respectively, and 1.2995 and 1.3879 GBP to 1 US dollar for each of the six months ended June 30, 2022 and 2021, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three months ended June 30, 2022 and 2021, the Company recorded other comprehensive (loss) income of ($1,908,051) and $406,487, respectively, as a result of foreign currency translation adjustments. During the six months ended June 30, 2022 and 2021, the Company recorded other comprehensive (loss) income of ($2,636,132) and $595,835, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized $22 and ($120) of foreign currency transaction gains (losses) for the three and six months ended June 30, 2022, respectively, and recognized $7,395 and $18,543 of foreign currency transaction gains for the three and six months ended June 30, 2021, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The following table details the net income (loss) per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$2,939,284	$(23,459,136)	$4,502,997	$(39,657,721)

Weighted average shares outstanding (denominator for basic earnings per share)	34,112,566	31,459,199	34,086,392	29,597,488

Weighted average shares and assumed potential common shares (denominator for diluted earnings per share, treasury method)	34,112,566	31,459,199	34,086,392	29,597,488

Basic earnings per share	$0.09	$(0.75)	$0.13	$(1.33)
Diluted earnings per share	$0.09	$(0.75)	$0.13	$(1.33)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Options	3,259,121	-	3,259,121	1,630,000
Warrants	11,153,908	6,001,250	11,153,908	8,628,908
Convertible debt(a)	-	63,425	-	63,425
Total potentially dilutive shares	14,413,029	6,064,675	14,413,029	10,322,333

a)	Represents shares issuable upon conversion of debt at various conversion prices, some of which were calculated using the fair value of the Company’s common stock at the respective balance sheet date.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Insurance	$892,147	$2,151,487
Research and development expense tax credit receivable	417,246	644,513
Insurance claims receivable (1)	1,516,963	-
Professional fees	83,685	80,783
Value-added tax receivable	75,162	24,411
Taxes	25,634	25,634
Other	11,068	49,755
	$3,021,905	$2,976,583

(1)	See Note 8 – Commitments and Contingencies – Legal Matters.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Consulting fees	$342,923	$548,281
Professional fees	84,742	252,973
Accrued legal fees (1)	233,030	300,000
Employee and director compensation	1,065,561	725,569
Research and development fees	117,236	91,737
Interest	30,736	25,433
Other	5,578	20,587
	$1,879,806	$1,964,580

(1)	See Note 8 - Commitments and Contingencies, Legal Matters.

As of June 30, 2022 and December 31, 2021, accrued expenses - related parties were $103,494 and $18,370, respectively. See Note 10 - Related Parties for details.

NOTE 6 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities (except the Public SPAC Warrants as defined below, which are Level 1 derivative liabilities) that are measured at fair value on a recurring basis:

	Warrants
	Public	Private
	SPAC	SPAC	PIPE	Other	Total
Balance as of January 1, 2022	$8,048,850	$467,325	$6,516,300	$187,892	$15,220,367
Change in fair value of derivative liabilities	(1,852,650)	(251,250)	(3,044,800)	(81,414)	(5,230,114)
Balance as of March 31, 2022	$6,196,200	$216,075	$3,471,500	$106,478	$9,990,253
Change in fair value of derivative liabilities	(4,357,350)	(185,925)	(2,849,900)	(94,363)	(7,487,538)
Balance as of June 30, 2022	$1,838,850	$30,150	$621,600	$12,115	$2,502,715

The fair value of the derivative liabilities as of June 30, 2022 and December 31, 2021 was estimated using the Black Scholes option pricing model, with the following assumptions used:

June 30, 2022
Risk-free interest rate	2.90% - 3.00%
Expected term in years	2.09 - 3.65
Expected volatility	91.00% - 91.50%
Expected dividends	0%
Market Price	$0.85

December 31, 2021
Risk-free interest rate	0.85% - 1.14%
Expected term in years	2.59 – 4.15
Expected volatility	98.5%
Expected dividends	0%
Market Price	$3.90

SPAC Warrants

Public SPAC Warrants

Participants in KBL’s initial public offering received an aggregate of 11,500,000 warrants (“Public SPAC Warrants”). Each Public SPAC Warrant entitles the holder to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share) until November 6, 2025, subject to adjustment. No fractional shares will be issued upon exercise of the Public SPAC Warrants. Management has determined that the Public SPAC Warrants contain a tender offer provision which could result in the Public SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature results in the Public SPAC Warrants being precluded from equity classification. Accordingly, the Public SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Public SPAC Warrants were revalued on June 30, 2022 at $1,838,850, which resulted in decreases of $4,357,350 and $6,210,000 in the fair value of the derivative liabilities during the three and six months ended June 30, 2022, respectively.

Private SPAC Warrants

Participants in KBL’s initial private placement in connection with its initial public offering received an aggregate of 502,500 warrants (“Private SPAC Warrants”). Each Private SPAC Warrant entitles the holder to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share) until November 6, 2025, subject to adjustment. No fractional shares will be issued upon exercise of the Private SPAC Warrants. Management has determined that the Private SPAC Warrants contain a tender offer provision which could result in the Private SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature (amongst others) results in the Private SPAC Warrants being precluded from equity classification. Accordingly, the Private SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Private SPAC Warrants were revalued on June 30, 2022 at $30,150, which resulted in decreases of $185,925 and $437,175 in the fair value of the derivative liabilities during the three and six months ended June 30, 2022, respectively.

PIPE Warrants

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 2,564,000 shares of common stock at an exercise price of $5.00 per share in connection with a private placement offering. The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the PIPE Warrants are liability-classified and the Company recorded the $7,294,836 fair value of the PIPE Warrants, which was determined using the Black-Scholes option pricing model, as derivative liabilities. The PIPE Warrants were revalued on June 30, 2022 at $621,600, which resulted in decreases of $2,849,900 and $5,894,700 in the fair value of the derivative liabilities during the three and six months ended June 30, 2022, respectively.

Other Warrants

AGP Warrant

In connection with the transactions contemplated by the Company’s Business Combination Agreement (as amended, the “Business Combination Agreement”), dated as of July 25, 2019 (the “Business Combination”), on November 6, 2020, the Company became obligated to assume five-year warrants for the purchase of 63,658 shares of the Company’s common stock at an exercise price of $5.28 per share (the “Alliance Global Partners Warrant Liability” or “AGP Warrant Liability”) that had originally been issued by KBL to an investment banking firm in connection with a prior private placement.

On March 12, 2021, the Company issued a warrant to Alliance Global Partners (“AGP” and the “AGP Warrant”) to purchase up to an aggregate of 63,658 shares of the Company’s common stock at a purchase price of $5.28 per share, subject to adjustment, in full satisfaction of the AGP Warrant Liability. The exercise of the AGP Warrant is limited at any given time to prevent AGP from exceeding beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable at any time between May 2, 2021 and May 2, 2025. The AGP Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrant will continue to be liability-classified. The AGP Warrant was revalued on June 30, 2022 at $10,395, which resulted in decreases of $76,052 and $133,936 in the fair value of the derivative liabilities during the three and six months ended June 30, 2022, respectively.

Alpha Warrant

In connection with that certain Mutual Release and Settlement Agreement dated July 31, 2021 (agreed to on July 29, 2021) between the Company and Alpha Capital Anstalt (“Alpha” and the “Alpha Settlement Agreement”), the Company issued a three-year warrant for the purchase of 25,000 shares of the Company’s common stock at an exercise price of $7.07 per share (the “Alpha Warrant Liability” and the “Alpha Warrant”). The exercise of shares of the Alpha Warrant is limited at any given time to prevent Alpha from exceeding a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable until August 2, 2024. The Alpha Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the Alpha Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the Alpha Warrant is liability-classified and the Company recorded the $95,677 fair value of the Alpha Warrant, which was determined using the Black-Scholes option pricing model, as a derivative liability. The Alpha Warrant was revalued on June 30, 2022 at $1,720, which resulted in decreases of $18,311 and $41,841 in the fair value of the derivative liabilities during the three and six months ended June 30, 2022, respectively.

Warrant Activity

A summary of the warrant activity (including certain warrants granted in August 2021 as part of a private offering, which are equity-classified) during the six months ended June 30, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2021	11,153,908	$9.06	4.1
Issued	-	-
Exercised	-	-
Cancelled	-	-
Expired	-	-
Outstanding, June 30, 2022	11,153,908	$9.06	3.6	-

Exercisable, June 30, 2022	11,153,908	$9.06	3.6	-

A summary of outstanding and exercisable warrants as of June 30, 2022 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$5.00	2,564,000	3.7	2,564,000
$5.28	63,658	2.8	63,658
$7.07	25,000	2.1	25,000
$7.50	2,500,000	4.2	2,500,000
$11.50	6,001,250	3.4	6,001,250
	11,153,908	3.6	11,153,908

NOTE 7 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the six months ended June 30, 2022:

	Principal Balance at December 31, 2021	Forgiveness	Principal Repaid in Cash	Adjustment		Effect of Foreign Exchange Rates	Principal Balance at June 30, 2022
Paycheck Protection Program	$41,312	$-	$(41,312)	$-		$-	$-
Bounce Back Loan Scheme	61,169	-	(5,810)	-		(6,179)	49,180
First Assurance Funding	1,618,443	-	(962,641)	(14,042	) (1)	-	641,760
Other loans payable	155,320	-	-	(5,000	) (2)	-	150,320
Total loans payable	$1,876,244	$-	$(1,009,763)	$(19,042)		$(6,179)	$841,260
Less: loans payable - current portion	1,828,079						803,917
Loans payable - noncurrent portion	$48,165						$37,343

(1)	Note that this amount was related to finance charges and was reclassified.
(2)	Note that this amount was reclassified to related party payables.

During the three months ended June 30, 2022, the Company paid $481,321 in partial satisfaction of the First Assurance Funding loan, $2,914 for the Bounce Back Loan Scheme, and $10,403 to satisfy the Paycheck Protection Program loan. During the six months ended June 30, 2022, the Company paid an aggregate of $962,641 and $5,810 in partial satisfaction of the First Assurance Funding loan and the Bounce Back Loan Scheme, respectively, and paid $41,312 in full satisfaction of the Paycheck Protection Program loan.

Loans Payable – Related Parties

The below table summarizes the activities of loans payable – related parties during the six months ended June 30, 2022 (see Note 10 – Related Parties for additional details):

	Principal Balance at December 31, 2021	Reclass from Loans Payable	Effect of Foreign Exchange Rates	Principal Balance at June 30, 2022
Loans payable issued between
September 18, 2019 through November 4, 2020	$81,277	$5,000	$(879)	$85,398

Interest Expense on Loans Payable

For the three months ended June 30, 2022 and 2021, the Company recognized interest expense associated with loans payable of $7,355 and $9,926, respectively, and interest expense — related parties associated with loans payable of $1,531 and $10,228, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized interest expense associated with loans payable of $14,769 and $18,183, respectively, and interest income (expense) — related parties associated with loans payable of $3,031 and ($20,331), respectively.

As of June 30, 2022, the Company had accrued interest and accrued interest — related parties associated with loans payable of $29,984 and $14,185, respectively. As of December 31, 2021, the Company had accrued interest and accrued interest — related parties associated with loans payable of $24,212 and $812, respectively. See Note 10 — Related Parties for additional details.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2021. See Legal Matters – Action Against Former Executive of KBL below for information related to a June 30, 2022 accrual.

Legal Matters

Action Against Former Executive of KBL

On September 1, 2021, the Company initiated legal action in the Chancery Court of Delaware against Dr. Marlene Krauss (“Dr. Krauss”) and two of her affiliated companies, KBL IV Sponsor, LLC and KBL Healthcare Management, Inc. (collectively, the “KBL Affiliates”) for, among other things, engaging in monetary transfers of the Company’s assets, non-disclosure of financial liabilities in the Company’s Consolidated Financial Statements, issuing shares of stock without authorization; and allowing stockholder redemptions to take place. The Company’s complaint alleges causes of action against Dr. Krauss and/or the KBL Affiliates for breach of fiduciary duties, ultra vires acts, unjust enrichment, negligence and declaratory relief, and seeks compensatory damages in excess of $11,286,570, together with interest, attorneys’ fees and costs. There can be no assurance that the Company will be successful in its legal actions. As of June 30, 2022, the Company has a legal accrual of $183,031 recorded to cover the legal expenses of the former executives of KBL.

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

On March 16, 2022, Donald A. McGovern, Jr. and Lawrence Gold filed a Motion to Dismiss the Amended Counterclaims against them, and the Company and the remaining Third-Party Defendants filed an Answer to the Amended Counterclaims denying the same.  The Company and the Third-Party Defendants intend to continue to vigorously defend against all of the Amended Counterclaims, however, there can be no assurance that they will be successful in the legal defense of such Amended Counterclaims. In April 2022, Donald A. McGovern, Jr. and Lawrence Gold were dismissed from the lawsuit as parties. Discovery has not yet commenced in the case.

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

On November 15, 2021, Dr. Krauss filed a Motion for Summary Adjudication as to certain of the issues in the case, which was opposed by the Company.  A hearing on such Motion was held on December 7, 2021, and, on March 7, 2022, the Court issued a decision in the matter denying the Motion for Summary Adjudication in part and granting it in part.  The Court then issued an Order implementing such a decision on March 29, 2022. The parties are now engaging in proceedings set forth in that implementing Order. The Court granted Dr. Krauss’s request for advancement of certain legal fees and the Company was required to pay a portion of those fees while it objects to the remaining portion of the fees. These legal fees have been accrued on the Company’s balance sheet as of June 30, 2022. Notwithstanding any requirement by the Court for the Company to advance attorneys’ fees to Dr. Krauss, no adjudication has yet been made as to whether Dr. Krauss will ultimately be entitled to permanently retain such advancements. The Company is seeking payment for a substantial portion of such amounts from its director and officers’ insurance policy, of which no assurance can be provided that the directors and officers insurance policy will cover such amounts. See “Declaratory Relief Action Against the Company by AmTrust International” below.

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

On February 18, 2022, Tyche filed an Amended Answer, Counterclaims and Third-Party Complaint.  On March 22, 2022, the Company and each of the Individual Company Defendants filed a Motion to Dismiss all of Tyche’s claims.  A hearing on such Motion to Dismiss is scheduled by the Court for August 25, 2022. The Company and the Individual Company Defendants intend to continue to vigorously defend against all of Tyche’s claims, however, there can be no assurance that they will be successful in the legal defense of such claims. Written discovery proceedings have commenced among the parties.

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

Declaratory Relief Action Against the Company by Amtrust International

On June 29, 2022, Amtrust International Underwriters DAC (“Amtrust”), which was the premerger directors and officers insurance policy underwriter for KBL, filed a declaratory relief action against the Company in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking declaration of AmTrust's obligations under the directors and officers insurance policy.  In the Declaratory Relief Action, Amtrust is claiming that as a result of the merger the Company is no longer the insured under the subject insurance policy, notwithstanding the fact that the fees which the Company seeks to recover from AmTrust relate to matters occurring prior to the merger.  The Company has engaged insurance litigation counsel in relation to this matter and plans to file counterclaims against Amtrust to recover those amounts which the Company has advanced and/or anticipates will advance to former officers and directors of the Company.  As of June 30, 2022, the Company has recorded an insurance claims receivable of $1,516,963, which it believes is the net recoverable amount advanced to former directors and officers of the Company as of June 30, 2022.  While the Company believes it has a strong case against AmTrust, there can be no assurance that the Company will prevail in this action.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

Common Stock Issued for Services

During the three and six months ended June 30, 2022, the Company issued an aggregate 56,579 and 107,898, respectively, of immediately vested shares of the Company’s common stock as compensation to consultants, directors, and officers, with an aggregate issuance date fair value of $75,627 and $225,346, respectively, which was charged immediately to the condensed consolidated statement of operations for the three and six months ended June 30, 2022.

Restricted Stock Shares

During the three and six months ended June 30, 2022, the Company issued 12,000 restricted shares of the Company's common stock, or Restricted Stock Shares, as of the end of both periods as compensation to consultants with an issuance date fair value of $48,600 as of the end of both periods. Per the two year consulting agreement, the Restricted Stock Shares are issued at the beginning of the contract term and annually and vest monthly over a period of 24 months. The Company recognized stock-based compensation expense related to the amortization of the Restricted Stock Shares of $8,100 and $14,175 for the three and six months ended June 30, 2022.

Below is a table summarizing the Restricted Stock Shares granted and outstanding as of and for the six months ended June 30, 2022:

	Unvested Restricted	Weighted Average Grant Date
	Stock	FV Price
Unvested as of January 1, 2022	-	$-
Granted	12,000	4.05
Vested	3,500	4.05
Unvested as of June 30, 2022	8,500	4.05
Total unrecognized expense remaining	$34,425
Weighted-average years expected to be recognized over	1.5	-

Stock Options

A summary of the option activity during the six months ended June 30, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding, January 1, 2022	2,741,000	4.77	9.4	70,500
Granted	518,121	1.36
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, June 30, 2022	3,259,121	4.23	9.1	$-

Exercisable, June 30, 2022	1,473,391	4.10	9.0	$-

For options issued during the six months ended June 30, 2022, the assumptions used in the Black Scholes valuation method were as follows:

Risk-free interest rate	2.88%
Expected term in years	5.00-5.77
Expected volatility	91.00%
Expected dividends	0%

A summary of outstanding and exercisable stock options as of June 30, 2022 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$2.49	50,000	8.4	50,000
$4.43	1,580,000	8.7	877,778
$7.56	436,000	9.1	99,917
$3.95	675,000	9.4	255,729
$1.36	518,121	9.9	189,967
	3,259,121	9.0	1,473,391

The Company recognized stock-based compensation expense of $855,674 and $1,601,854 for the three and six months ended June 30, 2022, respectively, related to the amortization of stock options and Restricted Stock Shares. Expense of $711,264 and $1,375,673 is included within general and administrative expenses on the condensed consolidated statements of operations for the three and six month periods, respectively, and expense of $144,410 and $226,181 is included within research and development expenses on the condensed consolidated statements of operations for the three and six month periods, respectively. The full amount of stock-based compensation recognized for the three and six month periods ended June 30, 2022 is considered to be related party expense. Stock-based compensation expense related to the amortization of stock options for the three and six months ended June 30, 2021 was $344,095 and $1,436,494, respectively; these expenses were included within general and administrative expenses on the condensed consolidated statement of operations for both of those periods. The full amount of stock-based compensation recognized for the three and six month periods ended June 30, 2021, respectively, was considered to be related party expense. As of June 30, 2022, there was $5,432,652 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 2.6 years, as well as $34,425 of unrecognized expense related to Restricted Stock Shares that will be recognized over the weighted average remaining vesting period of 1.5 years.

NOTE 10 - RELATED PARTIES

Accrued Expenses - Related Parties

Accrued expenses - related parties was $103,494 as of June 30, 2022 and consists of $14,185 of interest accrued on loans due to a certain investor in the Company and $89,309 of accrued consulting fees for services provided by certain directors and consultants of the Company. Accrued expenses - related parties of $18,370 as of December 31, 2021, consists of interest accrued on loans and convertible notes due to certain officers and directors of the Company.

Loans Payable - Related Parties

Loans payable - related parties consists of $85,398 and $81,277 as of June 30, 2022 and December 31, 2021, respectively. See Note 7 - Loans Payable for more information.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $57,336 and $747,883 during the three months ended June 30, 2022 and 2021, respectively, and $105,054 and $988,704 during the six months ended June 30, 2022 and 2021, respectively, are related to consulting and professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative Expenses – Related Parties during the three months ended June 30, 2022 and 2021 were $0 and $340,442, respectively. These expenses relate to professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof. General and Administrative Expenses – Related Parties during the six months ended June 30, 2022 and 2021 were $5,261 and $379,562, respectively. These expenses relate to professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

Interest (Expense) Income - Related Parties

During the three and six months ended June 30, 2022, the Company recorded ($1,531) and $3,031, respectively, of interest (expense) income - related parties related to loans from greater than 5% stockholders or affiliates of the Company.

During the three months and six months ended June 30, 2021, the Company recorded $14,129 and $28,078, respectively, of interest expense - related parties, of which $3,901 and $7,747, respectively, related to interest on certain convertible notes held by officers and directors of the Company and $10,228 and $20,331, respectively, related to interest expense on loans from officers, directors greater than 5% stockholders, or affiliates thereof, of the Company.

NOTE 11 - SUBSEQUENT EVENTS

Oxford University Agreement - 2022

On July 1, 2022, the Company’s subsidiary, Cannbiorex Pharma Ltd., entered into an agreement with The Chancellor Masters and Scholars of the University of Oxford (“Oxford University”) to provide support for a feasibility trial which will compare the severity of delirium symptomatology between hip fracture patients 60 years and over treated with a peri-operative infusion of anti-TNF or placebo. The term of the agreement is for three years; upon signing the agreement, a payment of £142,500 ($173,077) is due, with the same amount due at 6 months and one year after the signing of the agreement. A final payment in the same amount will be due upon submission of a final written report to Cannbiorex.

July 2022 Offering

On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 3,500,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,632,076 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 6,132,076 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $1.06 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were approximately $6.5 million. The July 2022 Offering closed on July 20, 2022.

The July 2022 Pre-Funded Warrants have an exercise price equal to $0.0001, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the July 2022 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The July 2022 Pre-Funded Warrants are exercisable until they are exercised in full. The July 2022 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such July 2022 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such July 2022 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the July 2022 Pre-Funded Warrants have a tender offer provision, the July 2022 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the July 2022 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

The July 2022 Common Warrants have an exercise price equal to $1.06 per share, are exercisable 6 months following the closing of the July 2022 Offering (the “Initial Exercise Date”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the July 2022 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The July 2022 Common Warrants are exercisable for 5 years following the Initial Exercise Date. The July 2022 Common Warrants are subject to a provision prohibiting the exercise of such July 2022 Common Warrants to the extent that, after giving effect to such exercise, the holder of such July 2022 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the July 2022 Common Warrants have a tender offer provision, the July 2022 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the July 2022 Common Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

Directors’ Compensation

On July 28, 2022, the Board of Directors of the Company approved the issuance of 55,112 shares of $0.0001 par value common stock, in lieu of cash compensation, to certain independent directors under the Company's 2020 Omnibus Incentive Plan as consideration for services rendered during the second quarter of 2022. The shares were valued at the closing sales price on July 27, 2022, the date such issuances were approved by the Board of Directors.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (under the heading “Risk Factors” and in other parts of that report), and include, but are not limited to, statements about:

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

Going Concern and Management Liquidity Plans

As of June 30, 2022, we had an accumulated deficit of $64,179,289 and a working capital deficit of $2,318,714. In addition, for the six months ended June 30, 2022, $5,606,464 of cash was used in operations and total cash decreased by $6,599,267. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised money in August 2021 and July 2022 (see Note 2 – Going Concern and Management’s Plans and Note 11 – Subsequent Events), there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a minimum monthly cash requirement spend of approximately $900,000. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

July 2022 Offering

On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 3,500,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,632,076 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 6,132,076 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $1.06 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were approximately $6.5 million. The July 2022 Offering closed on July 20, 2022.

The July 2022 Pre-Funded Warrants have an exercise price equal to $0.0001, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the July 2022 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The July 2022 Pre-Funded Warrants are exercisable until they are exercised in full. The July 2022 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such July 2022 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such July 2022 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the July 2022 Pre-Funded Warrants have a tender offer provision, the July 2022 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the July 2022 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

The July 2022 Common Warrants have an exercise price equal to $1.06 per share, are exercisable 6 months following the closing of the July 2022 Offering (the “Initial Exercise Date”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the July 2022 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The July 2022 Common Warrants are exercisable for 5 years following the Initial Exercise Date. The July 2022 Common Warrants are subject to a provision prohibiting the exercise of such July 2022 Common Warrants to the extent that, after giving effect to such exercise, the holder of such July 2022 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the July 2022 Common Warrants have a tender offer provision, the July 2022 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the July 2022 Common Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and impact of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of COVID-19 vaccines, labor needs at the Company as well as in the supply chain, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business, results of operations, financial condition or liquidity. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, the Company does not currently expect an adverse impact on its business related to of COVID-19. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Gains resulting from change in fair value of derivative liabilities during the three and six months ended June 30, 2022, were driven by decreases in stock price during the period, resulting in a lower fair value of the underlying liability.

Offering Costs Allocated to Warrant Liabilities

Change in offering costs allocated to warrant liabilities represents placement agent fees and offering expenses which were allocated to the February 2021 PIPE Warrants and expensed immediately as they are liability classified.

Change in Fair Value of Accrued Issuable Equity

Change in fair value of accrued issuable equity represents the non-cash change in fair value of accrued equity prior to its formal issuance.

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	For the Three Months Ended
	June 30,
	2022	2021
Operating Expenses:
Research and development	$446,358	$246,613
Research and development - related parties	57,336	747,883
General and administrative	4,018,154	2,678,231
General and administrative - related parties	-	340,442
Total Operating Expenses	4,521,848	4,013,169
Loss From Operations	(4,521,848)	(4,013,169)

Other Income (Expense):
Loss on settlement of liabilities	-	(268,743)
Interest expense	(7,355)	(12,246)
Interest expense - related parties	(1,531)	(14,129)
Change in fair value of derivative liabilities	7,487,538	(19,156,420)
Change in fair value of accrued issuable equity	(17,520)	-
Total Other Income (Expense), Net	7,461,132	(19,451,538)
Income (Loss) Before Income Taxes	2,939,284	(23,464,707)
Income tax benefit	-	5,571
Net Income (Loss)	$2,939,284	$(23,459,136)

Research and Development

We incurred research and development expenses of $446,358 for the three months ended June 30, 2022, compared to $246,613 for the three months ended June 30, 2021, representing an increase of $199,745 or 81%. The increase includes a $90,000 increase in consulting expenses for the Scientific Advisory Board, an increase in salaries of $125,000 and an increase in stock-based compensation expense of approximately $80,000, offset by a decrease in contract expenses of $80,000 related to our 2018 license agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. (“Yissum”).

Research and Development – Related Parties

We incurred research and development expenses – related parties of $57,336 for the three months ended June 30, 2022, compared to $747,883 for the three months ended June 30, 2021, representing a decrease of $690,547, or 92%. The decrease is primarily attributable to a prior year expense reclassification of $570,000 and several reversals of consultancy expenses in the prior period totaling approximately $140,000.

General and Administrative

We incurred general and administrative expenses of $4,018,154 and $2,678,231 for the three months ended June 30, 2022 and 2021, respectively, representing an increase of $1,339,923 or 50%. The increase resulted from an increase in professional fees, primarily legal, of approximately $1,000,000, a $230,000 increase in employee costs, a $120,000 increase in patents expenses, an increase in insurance expenses of $275,000 and a prior year expense reclassification of $630,000, offset by decreases in stock-based compensation and penalties associated with the registration rights agreements entered into with investors in the February 2021 private offering transaction of $320,000 and $550,000, respectively.

General and Administrative – Related Parties

We incurred general and administrative expenses - related parties of $0 and $340,442 for the three months ended June 30, 2022 and 2021, respectively, representing a decrease of $340,606, or 100%. The decrease is attributable to a change in cost center for consulting fees (from general and administrative to research and development) from the prior period of approximately $50,000 and $300,000 in bad debt expense from the prior year.

Other Income (Expenses), Net

We incurred other income, net of $7,461,132 during the three months ended June 30, 2022, as compared to other expenses, net of $19,451,538 for the three months ended June 30, 2021, representing an increase in other income of $26,912,670 or 138%. The increase was primarily attributable to the non-cash change in fair value of the Company’s derivative liabilities from the prior period, which increased by $26,643,958, as described in greater detail under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 6 – Derivative Liabilities”.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	For the Six Months Ended
	June 30,
	2022	2021
Operating Expenses:
Research and development	$1,105,297	$372,744
Research and development - related parties	105,054	988,704
General and administrative	6,987,305	5,220,462
General and administrative - related parties	5,261	379,562
Total Operating Expenses	8,202,917	6,961,472
Loss From Operations	(8,202,917)	(6,961,472)

Other Income (Expense):
Gain on settlement of liabilities	-	455,021
Interest expense	(14,769)	(125,179)
Interest income (expense) - related parties	3,031	(28,078)
Loss on extinguishment of convertible notes payable, net	-	(9,737)
Change in fair value of derivative liabilities	12,717,652	(32,385,728)
Change in fair value of accrued issuable equity	-	(9,405)
Offering costs allocated to warrant liabilities	-	(604,118)
Total Other Income (Expense), Net	12,705,914	(32,707,224)
Income (Loss) Before Income Taxes	4,502,997	(39,668,696)
Income tax benefit	-	10,975
Net Income (Loss)	$4,502,997	$(39,657,721)

Research and Development

We incurred research and development expenses of $1,105,297 for the six months ended June 30, 2022, compared to $372,744 for the six months ended June 30, 2021, representing an increase of $732,553 or 197%. The increase includes a $270,000 increase in consulting expenses for the Scientific Advisory Board, an increase in salaries of $270,000, an increase in research and development expenses of $170,000 related to our agreements with Oxford University, a $80,000 increase in Anti-TNF therapies expenses and an increase in stock-based compensation expense of approximately $160,000, offset by a decrease in contract expenses of $230,000 related to the 2018 Yissum Agreement.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $105,054 for the six months ended June 30, 2022, compared to $988,704 for the six months ended June 30, 2021, representing a decrease of $883,650, or 89%. The decrease is primarily attributable to a prior year expense reclassification of $570,000 and several reversals of consultancy expenses in the prior period totaling approximately $530,000, offset by various miscellaneous adjustments totaling approximately $200,000.

General and Administrative

We incurred general and administrative expenses of $6,987,305 and $5,220,462 for the six months ended June 30, 2022 and 2021, respectively, representing an increase of $1,766,843 or 34%. The increase resulted from an increase in professional fees, primarily legal, of approximately $1,840,000, a $50,000 increase in employee costs, an increase in executive management compensation of $110,000, a $120,000 increase in patents expenses, an increase in insurance expenses of $550,000 and a prior year expense reclassification of $630,000, offset by decreases in stock-based compensation and penalties associated with the registration rights agreements entered into with investors into the February 2021 private offering transaction of $1,000,000 and $550,000, respectively.

General and Administrative – Related Parties

We incurred general and administrative expenses - related parties of $5,261 and $379,562 for the six months ended June 30, 2022 and 2021, respectively, representing a decrease of $374,301, or 99%. The decrease is attributable to a change in cost center for consulting fees (from general and administrative to research and development) from the prior period of approximately $80,000 and $300,000 in bad debt expense from the prior year.

Other Income (Expenses), Net

We incurred other income, net of $12,705,914 during the six months ended June 30, 2022, as compared to other expenses, net of $32,707,224 for the six months ended June 30, 2021, representing an increase in other income of approximately $45,413,138 or 139%. The increase was primarily attributable to the non-cash change in fair value of the Company’s derivative liabilities from the prior period, which increased by approximately $45,103,380, as described in greater detail under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 6 – Derivative Liabilities”.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash balances of $1,625,241 and $8,244,508, respectively, and working capital deficits of $2,318,714 and $8,498,193, respectively.

For the six months ended June 30, 2022 and 2021, cash used in operating activities was $5,604,464 and $10,341,230, respectively. Our cash used in operations for the six months ended June 30, 2022 was primarily attributable to our net income of $4,502,997, adjusted for non-cash income in the aggregate amount of $11,052,336 as well as $944,905 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended June 30, 2021 was primarily attributable to our net loss of $39,657,721, adjusted for non-cash expenses in the aggregate amount of $36,005,261 as well as $6,688,770 of net cash used to fund changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2022 and 2021, cash (used in) provided by financing activities was ($1,009,763) and $10,134,005, respectively. Cash used in financing activities during the six months ended June 30, 2022 was due to repayments of loans in the amount of $1,009,763. Cash provided by financing activities during the six months ended June 30, 2021 was due to $10,731,070 of net proceeds from our offering of common stock and warrants, partially offset by the repayment of loans and convertible debt in the aggregate amount of $597,065.

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

Recent Financing and Settlement Transactions

There have been no financing or settlement transactions during the six months ended June 30, 2022.

July 2022 Offering

On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 3,500,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,632,076 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 6,132,076 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $1.06 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were approximately $6.5 million. The July 2022 Offering closed on July 20, 2022.

The July 2022 Pre-Funded Warrants have an exercise price equal to $0.0001, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the July 2022 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The July 2022 Pre-Funded Warrants are exercisable until they are exercised in full. The July 2022 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such July 2022 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such July 2022 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the July 2022 Pre-Funded Warrants have a tender offer provision, the July 2022 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the July 2022 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

The July 2022 Common Warrants have an exercise price equal to $1.06 per share, are exercisable 6 months following the closing of the July 2022 Offering (the “Initial Exercise Date”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the July 2022 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The July 2022 Common Warrants are exercisable for 5 years following the Initial Exercise Date. The July 2022 Common Warrants are subject to a provision prohibiting the exercise of such July 2022 Common Warrants to the extent that, after giving effect to such exercise, the holder of such July 2022 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the July 2022 Common Warrants have a tender offer provision, the July 2022 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the July 2022 Common Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

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

Goodwill/Intangible Assets and In-Process Research and Development (“IPR&D”)

The Company has a significant amount of goodwill, intangible assets and IPR&D assets that are assessed at least annually for impairment. As of June 30, 2022 and December 31, 2021, goodwill, intangible assets and IPR&D assets totaled $48.7 million and $51.5 million, or 91% and 82%, respectively, of the Company’s total assets. The impairment analyses of these assets are considered critical because of their significance to the Company. Intangible assets arising from business combinations or acquisitions, such as goodwill, patents and IPR&D assets are initially recorded at estimated fair value. Licensed patents are amortized over the remaining life of the patent. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. Our goodwill was derived from acquisitions where the purchase price exceeded the fair value of the net assets acquired. The Company is required to reassign goodwill to reporting units whenever reorganizations of the internal reporting structure change the composition of its reporting units. The Company identified one reporting unit which represents its sole operating segment.

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

Since the fair value of the Company ($132,760,680) exceeded the carrying value of the Company ($39,322,695) as of December 31, 2021, and the carrying value of the Company is greater than zero, management concluded the goodwill/intangible assets and IPR&D assets of the reporting unit were not impaired. The Company will continue to perform goodwill/intangible assets and IPR&D assets impairment testing on an annual basis, or as needed if there are changes to the composition of its reporting unit. As of June 30, 2022, there have been no changes to the composition of the reporting unit.

Derivative Liabilities

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. As of June 30, 2022 and December 31, 2021, derivative liabilities totaled $2.5 million and $15.2 million, or 24% and 65%, respectively, of the Company’s total liabilities. The analyses of these liabilities are considered critical because of their significance to the Company. Entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity.

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

The Company evaluated the terms of its AGP Warrants (see Note 6 – Derivative Liabilities) when they were originally earned and determined that the AGP Warrants should initially be liability-classified at their fair value at issuance with subsequent remeasurement (mark-to-market) at period ends. As of June 30, 2022, the Company has concluded that its warrants should remain liability-classified as of June 30, 2022 due to the presence of the tender offer provision combined with the existence of the exchangeable shares that have voting rights consistent with common stockholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) (principal executive officer) and Chief Financial Officer (CFO) (principal accounting/financial officer), as appropriate, to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2022.

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

Remediation Plan

Management continues to take steps to develop and enhance its internal controls over financial reporting, including:

●	Retaining the same accounting personnel throughout all reporting periods in 2022 to establish continuity of processes and implement sustainable improvements and efficiencies in the financial reporting and consolidation tools and procedures.

●	Considering opportunities for improving the consolidations and financial statement processes, including exploring migrating to an automated consolidations application which integrates with the existing general ledger program to streamline the consolidations and reporting processes and enhance efficiency and accuracy.

●	As part of the systems review and potential migration, our plan is to:

o	Strengthen the chart of accounts to provide required roll ups;

o	Review current mapping and implement new procedures to enhance the controls on future changes; and

o	Automate reporting and calculations whenever possible.

●	To the extent manual processes, schedules and/or adjustments exist as part of, or following implementation, management reviews must include additional high-level steps such as mapping considerations to financial reporting and detailed reviews of annual schedules to ensure the completeness and appropriate classification of expenses in the financial disclosure and reporting process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Commission on March 31, 2022, under the heading “Risk Factors”, which risk factors are incorporated by reference herein, except as described below, and investors should review the risks provided in the Form 10-K and below prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2021, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Our goodwill and intangible assets are subject to impairment risks.

The Company assesses the potential impairment of indefinite-lived intangible assets and goodwill at least annually and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. Events and circumstances that the Company considers important which could trigger impairment include the following:

●	Significant underperformance relative to historical or projected future operating results;

●	Significant changes in the Company’s strategy for its overall business or use of acquired assets;

●	Significant negative industry or economic trends;

●	Significant decline in the Company’s stock price for a sustained period;

●	Decreased market capitalization relative to net book value;

●	Unanticipated technological change or competitive activities;

●	Change in consumer demand;

●	Loss of key personnel; and

●	Acts by governments and courts.

When there is indication that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. When there is an indication of impairment of goodwill, an impairment loss is recognized to the extent that the carrying amount of the goodwill exceeds its implied fair value.

It is possible that changes in circumstances, existing at that time or at other times in the future, or in the numerous variables associated with the assumptions and estimates made by the Company in assessing the appropriate valuation of its indefinite-lived intangible assets or goodwill, could in the future require the Company to record impairment charges, which would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

We face significant penalties and damages in the event registration statements we have previously filed to register certain securities sold in our prior offerings are subsequently suspended or terminated.

Pursuant to certain prior private offerings of securities, we entered into registration rights agreements which required us to file certain registration statements to register the resale of the privately sold shares and certain securities issuable upon exercise/conversion thereof, and to maintain the effectiveness of such registration statements for certain periods of time. To date, all such required registration statements have been declared effective by the SEC. However, in the event the registration statements are subsequently suspended or terminated, or we otherwise fail to meet certain requirements set forth in the registration right agreements, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.

Our operations are subject to risks associated with ongoing and potential future global conflicts.

Currently, there is an ongoing conflict involving Russia and Ukraine and the war between the two countries continues to evolve as military activity proceeds and additional sanctions are imposed. The war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. While we do not believe this conflict currently has a material impact on our financial accounting and reporting, the degree to which we will be affected in the future largely depends on the nature and duration of uncertain and unpredictable events, and our business could be impacted. Furthermore, future global conflicts or wars could create further economic challenges, including, but not limited to, increases in inflation and further global supply-chain disruption. Consequently, the ongoing Russia/Ukraine conflict and/or other future global conflicts could result in an increase in operating expenses and/or a decrease in any future revenue and could further have a material adverse effect on our results of operations and cash flow.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our securities.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported in our Annual Report on Form 10-K for the year ended December 31, 2021, we have determined that our internal control over financial reporting was not effective and as described in this Quarterly Report on Form 10-Q, our management has determined that, as of June 30, 2022, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Such internal control over financial reporting has not been effective since December 31, 2019 and such disclosure controls and procedures have not been effective since December 31, 2021.

Our internal control of financial reporting was deemed not effective as of December 31, 2021, because the following material weaknesses existed as of December 31, 2021:

●	The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes; and

●	The Company had ineffective review controls over period end financial disclosure and reporting processes related to stock-based compensation and payroll expense classification.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In any of these cases, it could result in a material adverse effect on our business, on our financial condition or have a negative effect on the trading price of our common stock and warrants. Further, if we fail to remedy this deficiency (or any other future deficiencies) or maintain the adequacy of our disclosure controls and procedures and our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation against us or our management.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

Further, in the future, if we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting (to the extent we may be required in the future), investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC or NASDAQ, as applicable, or other regulatory authorities.

In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC. This may require us to restate prior financial statements.

We may not be able to comply with NASDAQ’s continued listing standards.

Our common stock and warrants trade on The NASDAQ Capital Market under the symbols “ATNF” and “ATNFW,” respectively. Notwithstanding such listing, there can be no assurance any broker will be interested in trading our securities. Therefore, it may be difficult to sell our securities publicly. There is also no guarantee that we will be able to maintain our listings on The NASDAQ Capital Market for any period of time by perpetually satisfying NASDAQ’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from NASDAQ.

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

Global economic conditions could materially adversely affect the Company’s business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect the Company operations, expenses, access to capital and the market for the Company’s planned future products. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on the Company’s funding sources, suppliers and partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s future planned products; and insolvency.

A downturn in the economic environment could also lead to limitations on the Company’s ability to issue new debt; reduced liquidity; and declines in the fair value of the Company’s financial instruments. These and other economic factors could materially adversely affect the Company’s business, results of operations, financial condition and growth.

Provisions of the July 2022 Pre-Funded Warrants and July 2022 Common Warrants could discourage an acquisition of us by a third party.

Certain provisions of the July 2022 Pre-Funded Warrants and July 2022 Common Warrants sold by us in July 2022, could make it more difficult or expensive for a third party to acquire us. The Pre-Funded Warrants and Common Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the July 2022 Pre-Funded Warrants and July 2022 Common Warrants. Further, the July 2022 Common Warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such July 2022 Common Stock Warrants at a price described in such warrants. These and other provisions of the July 2022 Pre-Funded Warrants and July 2022 Common Warrants offered by this prospectus could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2022, and for the period from July 1, 2022, to the filing date of this report, which have not previously been disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, or in a Current Report on Form 8-K.

* * * * *

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
1.1	Placement Agent Agreement dated July 17, 2022, between 180 Life Sciences Corp. and A.G.P./Alliance Global Partners		8-K	001-38105	1.1	7/19/22
4.1	Form of Pre-Funded Warrant		8-K	001-38105	4.1	7/19/22
4.2	Form of Common Warrant		8-K	001-38105	4.2	7/19/22
10.1***	First Amendment to Amended and Restated Employment Agreement dated April 27, 2022, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D.		8-K	001-38105	10.1	4/28/22
10.2***	First Amendment to Employment Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Quan Anh Vu		8-K	001-38105	10.2	4/28/22
10.3***	First Amendment to Employment Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D.		8-K	001-38105	10.3	4/28/22
10.4***	First Amendment to Employment Agreement dated April 27, 2022, between Cannbiorex Pharma Ltd. and Sir Marc Feldmann, Ph.D.		8-K	001-38105	10.4	4/28/22
10.5***	First Amendment to Consulting Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Lawrence Steinman, M.D.		8-K	001-38105	10.5	4/28/22
10.6***	Second Amendment to Consulting Agreement dated April 27, 2022, between Cannbiorex Pharma Ltd. and Prof. Jagdeep Nanchahal		8-K	001-38105	10.6	4/28/22
10.7***	Second Amendment to Employment Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D.		8-K	001-38105	10.7	5/26/22
10.8***	Second Amendment to Employment Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and Quan Anh Vu		8-K	001-38105	10.8	5/26/22

10.9***	Second Amendment to Employment Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D.		8-K	001-38105	10.9	5/26/22
10.10***	Second Amendment to Consulting Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and Lawrence Steinman, M.D		8-K	001-38105	10.10	5/26/22
10.11***	180 Life Sciences Corp. 2022 Omnibus Incentive Plan		8-K	001-38105	10.11	6/14/22
10.12+	Securities Purchase Agreement dated July 17, 2022, by and between 180 Life Sciences Corp. and the Purchaser		8-K	001-38105	10.12	7/19/22
10.13***	Form of Lock-Up Agreement (July 2022 Offering)		8-K	001-38105	10.13	7/19/22
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: August 9, 2022		/s/ James N. Woody, M.D., Ph.D.
	By:	James N. Woody, M.D., Ph.D., Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022		/s/ Ozan Pamir
	By:	Ozan Pamir Interim Chief Financial Officer (Principal Financial and Accounting Officer)