Form 10-Q
period 2022-09-30
180 Life Sciences Corp.
filed 2022-11-10
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 40,460,494 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2022 and 2021	2

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4. Controls and Procedures	39

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	41

ITEM 1A. Risk Factors.	41

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	47

ITEM 3. Defaults Upon Senior Securities.	48

ITEM 4. Mine Safety Disclosures.	48

ITEM 5. Other Information.	48

ITEM 6. Exhibits.	48

Signatures	49

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets:
Cash	$3,588,639	$8,224,508
Prepaid expenses and other current assets	2,926,202	2,976,583
Total Current Assets	6,514,841	11,201,091
Intangible assets, net	1,564,860	1,948,913
In-process research and development	12,290,516	12,575,780
Goodwill	13,965,715	36,987,886
Total Assets	$34,335,932	$62,713,670
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,015,244	$586,611
Accrued expenses	2,092,029	1,964,580
Accrued expenses - related parties	158,467	18,370
Loans payable - current portion	321,694	1,828,079
Loans payable - related parties	84,756	81,277
Derivative liabilities	1,052,807	15,220,367
Total Current Liabilities	4,724,997	19,699,284

Loans payable – non current portion	31,522	48,165
Deferred tax liability	3,504,046	3,643,526
Total Liabilities	8,260,565	23,390,975
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,246,011 and 34,035,925 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,924	3,404
Additional paid-in capital	115,427,474	107,184,137
Accumulated other comprehensive (loss) income	(3,689,764)	817,440
Accumulated deficit	(85,666,267)	(68,682,286)
Total Stockholders’ Equity	26,075,367	39,322,695
Total Liabilities and Stockholders’ Equity	$34,335,932	$62,713,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating Expenses:
Research and development	$583,177	$316,473	$1,688,474	$689,217
Research and development - related parties	53,347	298,879	158,401	1,287,583
General and administrative	3,418,628	3,519,605	10,405,933	8,740,067
General and administrative - related parties	-	82,519	5,261	462,081
Total Operating Expenses	4,055,152	4,217,476	12,258,069	11,178,948
Loss From Operations	(4,055,152)	(4,217,476)	(12,258,069)	(11,178,948)

Other (Expense) Income:
Gain on settlement of liabilities	-	472,677	-	927,698
Other income	-	12,308	-	12,308
Interest expense	(7,348)	(5,455)	(22,117)	(130,634)
Interest (expense) income – related parties	(1,536)	(14,201)	1,495	(42,279)
Loss on extinguishment of convertible notes payable, net	-	-	-	(9,737)
Loss on impairment of goodwill	(18,872,850)	-	(18,872,850)	-
Change in fair value of derivative liabilities	1,449,908	22,043,391	14,167,560	(10,342,337)
Change in fair value of accrued issuable equity	-	-	-	(9,405)
Offering costs allocated to warrant liabilities	-	-	-	(604,118)
Total Other (Expense) Income, Net	(17,431,826)	22,508,720	(4,725,912)	(10,198,504)
(Loss) Income Before Income Taxes	(21,486,978)	18,291,244	(16,983,981)	(21,377,452)
Income tax benefit	-	5,612	-	16,587
Net (Loss) Income	(21,486,978)	18,296,856	(16,983,981)	(21,360,865)

Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(1,871,072)	(530,817)	(4,507,204)	65,018
Total Comprehensive (Loss) Income	$(23,358,050)	$17,766,039	$(21,491,185)	$(21,295,847)

Basic and Diluted Net (Loss) Income per Common Share
Basic	$(0.55)	$0.56	$(0.47)	$(0.70)
Diluted	$(0.55)	$0.23	$(0.47)	$(0.70)

Weighted Average Number of Common Shares Outstanding:
Basic	39,181,736	32,727,965	35,803,504	30,491,082
Diluted	39,181,736	33,709,584	35,803,504	30,491,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For The Three and Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	34,035,925	$3,404	$107,184,137	$817,440	$(68,682,286)	$39,322,695
Shares issued for professional services to directors	51,319	5	149,713	-	-	149,718
Stock based compensation	-	-	596,467	-	-	596,467
Comprehensive income (loss):
Net income	-	-	-	-	1,563,713	1,563,713
Other comprehensive loss	-	-	-	(728,081)	-	(728,081)
Balance - March 31, 2022	34,087,244	$3,409	$107,930,317	$89,359	$(67,118,573)	$40,904,512
Shares issued for professional services to directors	44,579	4	60,623	-	-	60,627
Stock based compensation	12,000	1	795,051	-	-	795,052
Comprehensive income (loss):
Net income	-	-	-	-	2,939,284	2,939,284
Other comprehensive loss	-	-	-	(1,908,051)	-	(1,908,051)
Balance - June 30, 2022	34,143,823	$3,414	$108,785,991	$(1,818,692)	$(64,179,289)	$42,791,424
Shares issued for professional services to directors	55,112	5	60,617	-	-	60,622
Issuance of pre-funded warrants (a)	-	-	2,562,265	-	-	2,562,265
Shares issued from exercise of pre-funded warrants(a)	1,547,076	155	-	-	-	155
Shares issued in connection with July 2022 Offering (a)	3,500,000	350	3,407,140	-	-	3,407,490
Stock based compensation	-	-	611,461	-	-	611,461
Comprehensive income (loss):
Net loss	-	-	-	-	(21,486,978)	(21,486,978)
Other comprehensive loss	-	-	-	(1,871,072)	-	(1,871,072)
Balance - September 30, 2022	39,246,011	$3,924	$115,427,474	$(3,689,764)	$(85,666,267)	$26,075,367

(a)	Consists of $6,499,737 of gross proceeds from the July 2022 Offering; gross proceeds of $3,710,000 are related to the common shares and common warrants issued and includes $302,510 in related placement agent fees and other offering costs, and $2,789,737 in gross proceeds are in connection with the pre-funded warrants and includes $227,472 in related placement agent fees and other offering costs. At the end of the period, 1,547,076 pre-funded warrants were exercised at an exercise price of $0.0001 for proceeds of $155.

	For The Three and Nine Months Ended September 30, 2021
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2021	26,171,225	$2,617	$78,005,004	$636,886	$(48,357,638)	$30,286,869
Shares issued upon conversion of KBL debt	467,123	47	1,941,078	-	-	1,941,125
Shares issued upon conversion of 180 debt	158,383	16	432,367	-	-	432,383
Shares issued in connection with the financing, net of financing costs (a)	2,564,000	256	10,730,814	-	-	10,731,070
Offering costs allocated to warrant liabilities (b)	-	-	604,118	-	-	604,118
Warrants issued in connection with private offering, reclassified to derivative liabilities	-	-	(7,294,836)	-	-	(7,294,836)
Shares issued upon exchange of common stock equivalents	959,809	96	(96)	-	-	-
Stock based compensation:
Common stock	197,790	20	925,384	-	-	925,404
Options	-	-	1,092,399	-	-	1,092,399
Comprehensive income (loss):
Net loss	-	-	-	-	(16,198,585)	(16,198,585)
Other comprehensive income	-	-	-	189,348	-	189,348
Balance - March 31, 2021	30,518,330	$3,052	$86,436,232	$826,234	$(64,556,223)	$22,709,295
Shares issued to settle accounts payable	225,000	23	1,973,227	-	-	1,973,250
Impact of transfer agent reconciliation	280,509	28	(28)	-	-	-
Stock based compensation:
Common stock	37,515	4	378,655	-	-	378,659
Options	-	-	344,095	-	-	344,095
Correction of an error	-	-	363,523	-	-	363,523
Comprehensive loss:
Net loss	-	-	-	-	(23,459,136)	(23,459,136)
Other comprehensive income	-	-	-	406,487	-	406,487
Balance – June 30, 2021	31,061,354	$3,106	$89,495,704	$1,232,721	$(88,015,359)	$2,716,172
Shares issued in connection with the August 2021 Offering, net of financing costs	2,500,000	250	13,879,750	-	-	13,880,000
Shares issued to settle convertible det and derivative liabilities with Alpha Capital	150,000	15	1,060,485	-	-	1,060,500
Shares issued in connection with the repayment of related party loans and convertible notes	141,852	15	851,097	-	-	851,112
Shares issued upon exchange of common stock equivalents	44,240	4	(4)	-	-	-
Stock-based compensation:
Common Stock	71,289	8	431,988	-	-	431,996
Options	-	-	434,979	-	-	434,979
Comprehensive income (loss):
Net income	-	-	-	-	18,296,856	18,296,856
Other comprehensive loss	-	-	-	(530,817)	-	(530,817)
Balance – September 30, 2021	33,968,735	$3,399	$106,153,999	$701,904	$(69,718,503)	$37,140,799

(b)	Consists of $11,666,200 of gross proceeds from the February 2021 PIPE offering, net of placement agent fees and other cash offering costs of $968,930. Of the $968,930 of offering costs, $364,812 was allocated to the common stock and $604,118 was allocated to the warrant liabilities and expensed immediately due to their liability classification.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net Loss	$(16,983,981)	$(21,360,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
Shares issued for services	270,967	2,099,582
Amortization of stock options and restricted stock shares	2,002,980	1,871,473
Impairment of goodwill	18,872,850	-
Depreciation and amortization	71,396	93,139
Bad debt expense – related parties	-	338,582
Gain on settlement of liabilities	-	(927,698)
Loss on extinguishment of convertible note payable	-	9,737
Deferred tax benefit	-	(16,587)
Offering costs allocated to warrant liabilities	-	604,118
Change in fair value of derivative liabilities	(14,167,560)	10,342,337
Change in fair value of accrued issuable equity	-	9,405
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36,340	(443,531)
Accounts payable	428,632	(5,458,875)
Accounts payable – related parties	-	(211,048)
Accrued expenses	127,449	(799,764)
Accrued expenses – related parties	140,097	(441,403)
Accrued issuable equity	-	(52,500)
Total adjustments	7,783,151	7,016,967
Net Cash Used In Operating Activities	(9,200,830)	(14,343,898)

Cash Flows From Financing Activities
Shares issued for cash, net of issuance costs	-	26,666,200
Proceeds from sale of common stock and common warrants	6,499,737	-
Proceeds from exercise of pre-funded warrants	155	-
Offering costs in connection with sale of common stock and warrants	(529,982)	(2,055,130)
Repayment of loans payable	(1,491,986)	(306,361)
Repayment of loans payable – related parties	-	(431,838)
Repayment of convertible debt – related parties	-	(10,000)
Net Cash Provided By Financing Activities	4,477,924	23,862,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

Effect of Exchange Rate Changes on Cash	87,037	60,283

Net (Decrease) Increase In Cash	(4,635,869)	9,579,256
Cash - Beginning of Period	8,224,508	2,108,544
Cash - End of Period	$3,588,639	$11,687,800

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$13,423	$31,428

Non-cash investing and financing activities:
Warrants issued in connection with the private offering	$-	$7,294,836
Shares issued to settle accounts payable	$-	$1,973,250
Conversion of convertible debt and accrued interest into common stock	$-	$1,340,184
Common stock issued upon exchange of notes payable and accrued interest	$-	$1,283,496
Shares and warrants issued for Alpha settlement	$-	$1,156,177
Security deposit applied to accounts payable	$-	$7,078
Exchange of common stock equivalents for common stock	$-	$100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

(unaudited)

NOTE 1 - BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

180 Life Sciences Corp., formerly known as KBL Merger Corp. IV (“180LS”, or together with its subsidiaries, the “Company”), was a blank check company organized under the laws of the State of Delaware on September 7, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On November 6, 2020 (“Closing Date”), a business combination was consummated following a special meeting of stockholders, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt a Business Combination Agreement. Pursuant to the Business Combination Agreement, KBL Merger Sub, Inc. merged with 180 Life Corp. (f/k/a 180 Life Sciences Corp.) (“180”), with 180 continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company (“the Business Combination”). References to “KBL” refer to the Company prior to the November 6, 2020 business combination.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. For the nine months ended September 30, 2022, the Company used cash in operations of $9,200,830. As of September 30, 2022, the Company has an accumulated deficit of $85,666,267 and working capital of $1,789,844. On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 3,500,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,632,076 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 6,132,076 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $1.06 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were $6,499,737 (see Note 9 – Stockholder’s Equity). The July 2022 Offering closed on July 20, 2022.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of variants of the virus that causes COVID-19, labor needs at the Company as well as in the supply chain, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2021, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries was the Canadian Dollar (“CAD”) (0.7874 CAD to 1 US dollar as of December 31, 2021) or British Pound (“GBP”) (1.1150 and 1.3510 GBP to 1 US dollar, each as of September 30, 2022 and December 31, 2021, respectively), while expense accounts are translated at the weighted average exchange rate for the period (0.7941 CAD and 0.7992 CAD to 1 US dollar for each of the three and nine months ended September 30, 2021, respectively, 1.1772 and 1.3784 GBP to 1 US dollar for each of the three months ended September 30, 2022 and 2021, respectively, and 1.2597 and 1.3847 GBP to 1 US dollar for each of the nine months ended September 30, 2022 and 2021, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three months ended September 30, 2022 and 2021, the Company recorded other comprehensive loss of ($1,871,072) and ($530,817), respectively, as a result of foreign currency translation adjustments. During the nine months ended September 30, 2022 and 2021, the Company recorded other comprehensive (loss) income of ($4,507,204) and $65,018, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($14,031) and ($14,151) of foreign currency transaction losses for the three and nine months ended September 30, 2022, respectively, and recognized ($218,834) and ($200,264) of foreign currency transaction losses for the three and nine months ended September 30, 2021, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Impairment of Long-Lived Assets and Goodwill

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

During the quarter, the market value of the Company’s single reporting unit had significantly declined and as such, the Company elected to conduct a quantitative analysis of goodwill to assess for impairment. As of September 30, 2022, the market value of the Company’s publicly traded stock was $0.67 per share; the Company determined the fair market value of its single reporting unit as of that date to be $26,102,105, which represents the value per share multiplied by 39,251,286 shares (consisting of 39,246,011 shares of common stock outstanding as of September 30, 2022 plus 5,275 special voting shares which are exchangeable into common stock for no additional consideration). The carrying amount of the reporting unit as of September 30, 2022 was $44,974,955 (total assets of $53.2 million less total liabilities of $8.2 million). As of this measurement date, the carrying value exceeded the fair market value by $18,872,850 and as such, management determined that the goodwill of the reporting unit was impaired by this amount. To recognize the impairment of goodwill, the Company recorded a loss (which appears as an expense on the income statement) for $18,872,850, which reduced the goodwill of its CannBioRex Pharmaceuticals Corp. (“CBR”) and 180 Therapeutics LP (“180T”) subsidiaries by $11,264,612 and $7,608,238, respectively.

The following is a summary of goodwill activity for the nine months ended September 30, 2022 for the Company’s single reporting unit, which includes the recorded loss on goodwill impairment described above.

	CBR Goodwill	180T Goodwill	Consolidated Goodwill

Balance, December 31, 2021	$23,749,631	$13,238,255	$36,987,886
Currency translation	(664,353)	-	(664,353)

Balance, March 31, 2022	23,085,278	13,238,255	36,323,533
Currency translation	(1,734,582)	-	(1,734,582)

Balance, June 30, 2022	21,350,696	13,238,255	34,588,951
Currency translation	(1,750,386)	-	(1,750,386)
Balance before impairment	19,600,310	13,238,255	32,838,565
Impairment of goodwill	(11,264,612)	(7,608,238)	(18,872,850)

Balance, September 30, 2022	$8,335,698	$5,630,017	$13,965,715

The Company will continue to perform goodwill/intangible assets and In-Process Research and Development (“IPR&D”) assets impairment testing on an annual basis, or as needed if there are changes to the composition of its reporting unit. As of September 30, 2022, there have been no changes to the composition of the reporting unit.

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

The following table details the net income (loss) per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(21,486,978)	$18,296,856	$(16,983,981)	$(21,360,865)
Less: decrease in fair value of dilutive warrants	-	10,487,783	-	-
(Loss) income available to common stockholders - diluted	$(21,486,978)	$7,809,073	$(16,983,981)	$(21,360,865)

Weighted average shares outstanding (denominator for basic earnings per share)	39,181,736 (1)	32,727,965	35,803,504 (1)	30,491,082

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	-	182,727	-	-
Assumed exercise of warrants, treasury stock method	-	798,892	-	-
Dilutive potential common shares	-	981,619	-	-

Weighted average shares and assumed potential common shares (denominator for diluted earnings per share, treasury method)	39,181,736 (1)	33,709,584	35,803,504 (1)	30,491,082

Basic earnings per share	$(0.55)	$0.56	$(0.47)	$(0.70)
Diluted earnings per share	$(0.55)	$0.23	$(0.47)	$(0.70)

(1)	This amount includes 1,085,000 of unexercised, pre-funded penny warrants.

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022		2021	2022		2021
Options	3,259,121		436,000	3,259,121		2,066,000
Warrants	17,285,984	(1)	8,526,250	17,285,984	(1)	11,153,908
Total potentially dilutive shares	20,545,105		8,962,250	20,545,105		13,219,908

(1)	This amount excludes 1,085,000 of unexercised, pre-funded warrants, which are not considered to be anti-dilutive, as they are penny warrants.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Insurance	$378,009	$2,151,487
Research and development expense tax credit receivable	601,265	644,513
Insurance claims receivable (1)	1,836,940	-
Professional fees	38,311	80,783
Value-added tax receivable	46,059	24,411
Taxes	25,618	25,634
Other	-	49,755
	$2,926,202	$2,976,583

(1)	See Note 8 – Commitments and Contingencies – Legal Matters.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Consulting fees	$402,315	$548,281
Professional fees	26,738	252,973
Accrued legal fees (1)	218,217	300,000
Employee and director compensation	1,236,014	725,569
Research and development fees	168,172	91,737
Interest	33,523	25,433
Other	7,050	20,587
	$2,092,029	$1,964,580

(1)	See Note 8 - Commitments and Contingencies, Legal Matters.

As of September 30, 2022 and December 31, 2021, accrued expenses - related parties were $158,467 and $18,370, respectively. See Note 10 - Related Parties for details.

NOTE 6 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities (except the Public SPAC Warrants as defined below, which are Level 1 derivative liabilities) that are measured at fair value on a recurring basis:

	Warrants
	Public	Private
	SPAC	SPAC	PIPE	Other	Total
Balance as of January 1, 2022	$8,048,850	$467,325	$6,516,300	$187,892	$15,220,367
Change in fair value of derivative liabilities	(1,852,650)	(251,250)	(3,044,800)	(81,414)	(5,230,114)
Balance as of March 31, 2022	6,196,200	216,075	3,471,500	106,478	9,990,253
Change in fair value of derivative liabilities	(4,357,350)	(185,925)	(2,849,900)	(94,363)	(7,487,538)
Balance as of June 30, 2022	1,838,850	30,150	621,600	12,115	2,502,715
Change in fair value of derivative liabilities	(1,246,600)	(10,050)	(188,000)	(5,258)	(1,449,908)
Balance as of September 30, 2022	$592,250	$20,100	$433,600	$6,857	$1,052,807

The fair value of the derivative liabilities as of September 30, 2022 and December 31, 2021 was estimated using the Black Scholes option pricing model, with the following assumptions used:

September 30, 2022
Risk-free interest rate	4.16% - 4.24%
Expected term in years	1.84 - 3.40
Expected volatility	76.00% - 95.00%
Expected dividends	0%
Market Price	$0.67

December 31, 2021
Risk-free interest rate	0.85% - 1.14%
Expected term in years	2.59 – 4.15
Expected volatility	98.5%
Expected dividends	0%
Market Price	$3.90

SPAC Warrants

Public SPAC Warrants

Participants in KBL’s initial public offering received an aggregate of 11,500,000 warrants (“Public SPAC Warrants”). Each Public SPAC Warrant entitles the holder to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share) until November 6, 2025, subject to adjustment. No fractional shares will be issued upon exercise of the Public SPAC Warrants. Management has determined that the Public SPAC Warrants contain a tender offer provision which could result in the Public SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature results in the Public SPAC Warrants being precluded from equity classification. Accordingly, the Public SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Public SPAC Warrants were revalued on September 30, 2022 at $592,250, which resulted in decreases of $1,246,600 and $7,456,600 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2022, respectively.

Private SPAC Warrants

Participants in KBL’s initial private placement in connection with its initial public offering received an aggregate of 502,500 warrants (“Private SPAC Warrants”). Each Private SPAC Warrant entitles the holder to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share) until November 6, 2025, subject to adjustment. No fractional shares will be issued upon exercise of the Private SPAC Warrants. Management has determined that the Private SPAC Warrants contain a tender offer provision which could result in the Private SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature (amongst others) results in the Private SPAC Warrants being precluded from equity classification. Accordingly, the Private SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Private SPAC Warrants were revalued on September 30, 2022 at $20,100, which resulted in decreases of $10,050 and $447,225 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2022, respectively.

PIPE Warrants

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 2,564,000 shares of common stock at an exercise price of $5.00 per share in connection with a private placement offering. The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the PIPE Warrants are liability-classified and the Company recorded the $7,294,836 fair value of the PIPE Warrants, which was determined using the Black-Scholes option pricing model, as derivative liabilities. The PIPE Warrants were revalued on September 30, 2022 at $433,600, which resulted in decreases of $188,000 and $6,082,700 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2022, respectively.

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

On March 12, 2021, the Company issued a warrant to Alliance Global Partners (“AGP” and the “AGP Warrant”) to purchase up to an aggregate of 63,658 shares of the Company’s common stock at a purchase price of $5.28 per share, subject to adjustment, in full satisfaction of the AGP Warrant Liability. The exercise of the AGP Warrant is limited at any given time to prevent AGP from exceeding beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable at any time between May 2, 2021 and May 2, 2025. The AGP Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrant will continue to be liability-classified. The AGP Warrant was revalued on September 30, 2022 at $6,633, which resulted in decreases of $3,762 and $137,698 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2022, respectively.

Alpha Warrant

In connection with that certain Mutual Release and Settlement Agreement dated July 31, 2021 (agreed to on July 29, 2021) between the Company and Alpha Capital Anstalt (“Alpha” and the “Alpha Settlement Agreement”), the Company issued a three-year warrant for the purchase of 25,000 shares of the Company’s common stock at an exercise price of $7.07 per share (the “Alpha Warrant Liability” and the “Alpha Warrant”). The exercise of shares of the Alpha Warrant is limited at any given time to prevent Alpha from exceeding a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable until August 2, 2024. The Alpha Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the Alpha Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the Alpha Warrant is liability-classified and the Company recorded the $95,677 fair value of the Alpha Warrant, which was determined using the Black-Scholes option pricing model, as a derivative liability. The Alpha Warrant was revalued on September 30, 2022 at $224, which resulted in decreases of $1,496 and $43,337 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2022, respectively.

Warrant Activity

A summary of the warrant activity (including certain warrants granted in August 2021 and July 2022 as part of private offerings, both of which are equity-classified) during the nine months ended September 30, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years		Intrinsic Value

Outstanding, December 31, 2021	11,153,908	$9.06	4.1		$-
Issued	8,764,152	0.74	5.3		1,750,067
Exercised	(1,547,076)	0.0001	-	(1)	(1,028,651)
Cancelled	-	-	-		-
Expired	-	-	-		-
Outstanding, September 30, 2022	18,370,984	$5.77	3.8	(1)	$721,417

Exercisable, September 30, 2022	12,238,908	$8.13	3.0		721,417

(1)	Note that the July 2022 Pre-funded Warrants are exercisable until they are exercised in full and have no expiration date; as such, they have been excluded from this calculation.

A summary of outstanding and exercisable warrants as of September 30, 2022 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining			Number of
Price	Shares	Life in Years			Shares
$5.00	2,564,000	3.4			2,564,000
$5.28	63,658	2.6			63,658
$7.07	25,000	1.8			25,000
$7.50	2,500,000	3.9			2,500,000
$11.50	6,001,250	3.1			6,001,250
$1.06	6,132,076	-	(1)		-	(1)
$0.0001	1,085,000	-	(2)		1,085,000
	18,370,984	3.3	(1)	(2)	12,238,908

(1)	Note that the July 2022 Common Warrants are exercisable for 5 years following the initial exercise date, which is six months following the closing of the July 2022 Offering, or January 20, 2023.
(2)	Note that the July 2022 Pre-funded Warrants are exercisable until they are exercised in full and have no expiration date; as such, they have been excluded from this calculation.

NOTE 7 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the nine months ended September 30, 2022:

	Principal Balance at December 31, 2021	Forgiveness	Principal Repaid in Cash	Adjustment		Effect of Foreign Exchange Rates	Principal Balance at September 30, 2022
Paycheck Protection Program	$41,312	$-	$(41,312)	$-		$-	$-
Bounce Back Loan Scheme	61,169	-	(6,711)	-		(12,000)	42,458
First Assurance Funding	1,618,443	-	(1,443,963)	(14,042	)(1)	-	160,438
Other loans payable	155,320	-	-	(5,000	)(2)	-	150,320
Total loans payable	$1,876,244	$-	$(1,491,986)	$(19,042)		$(12,000)	$353,216
Less: loans payable - current portion	1,828,079						321,694
Loans payable - noncurrent portion	$48,165						$31,522

(1)	Note that this amount was related to finance charges and was reclassified.

(2)	Note that this amount was reclassified to related party payables.

During the three months ended September 30, 2022, the Company paid $481,321 and $2,692 in partial satisfaction of the First Assurance Funding loan and the Bounce Back Loan Scheme, respectively. During the nine months ended September 30, 2022, the Company paid an aggregate of $1,443,963 and $6,711 in partial satisfaction of the First Assurance Funding loan and the Bounce Back Loan Scheme, respectively, and paid $41,312 in full satisfaction of the Paycheck Protection Program loan.

Loans Payable – Related Parties

The below table summarizes the activities of loans payable – related parties during the nine months ended September 30, 2022 (see Note 10 – Related Parties for additional details):

	Principal Balance at December 31, 2021	Reclass from Loans Payable	Effect of Foreign Exchange Rates	Principal Balance at September 30, 2022
Loans payable issued between
September 18, 2019 through November 4, 2020	$81,277	$5,000	$(1,521)	$84,756

Interest Expense on Loans Payable

For the three months ended September 30, 2022 and 2021, the Company recognized interest expense associated with loans payable of $7,348 and $2,315, respectively, and interest expense — related parties associated with loans payable of $1,536 and $10,566, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized interest expense associated with loans payable of $22,117 and $20,498, respectively, and interest income (expense) — related parties associated with loans payable of $1,495 and ($30,898), respectively.

As of September 30, 2022, the Company had accrued interest and accrued interest — related parties associated with loans payable of $32,914 and $16,676, respectively. As of December 31, 2021, the Company had accrued interest and accrued interest — related parties associated with loans payable of $24,212 and $812, respectively. See Note 10 — Related Parties for additional details.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2021. See Legal Matters – Action Against Former Executive of KBL below for information related to a September 30, 2022 accrual.

Legal Matters

Action Against Former Executive of KBL

On September 1, 2021, the Company initiated legal action in the Chancery Court of Delaware against Dr. Marlene Krauss, the Company’s former Chief Executive Officer and director (“Dr. Krauss”) and two of her affiliated companies, KBL IV Sponsor, LLC and KBL Healthcare Management, Inc. (collectively, the “KBL Affiliates”) for, among other things, engaging in unauthorized monetary transfers of the Company’s assets, non-disclosure of financial liabilities within the Company’s Consolidated Financial Statements, issuing shares of stock without proper authorization; and improperly allowing stockholder redemptions to take place. The Company’s complaint alleges causes of action against Dr. Krauss and/or the KBL Affiliates for breach of fiduciary duties, ultra vires acts, unjust enrichment, negligence and declaratory relief, and seeks compensatory damages in excess of $11,286,570, together with interest, attorneys’ fees and costs. There can be no assurance that the Company will be successful in its legal actions. As of September 30, 2022, the Company has a legal accrual of $218,217 recorded to cover the legal expenses of the former executives of KBL.

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

On March 16, 2022, Donald A. McGovern, Jr. and Lawrence Gold filed a Motion to Dismiss the Amended Counterclaims against them, and the Company and the remaining Third-Party Defendants filed an Answer to the Amended Counterclaims denying the same.  On April 19, 2022, Dr. Krauss stipulated to dismiss all of her counterclaims and allegations against both Donald A. McGovern, Jr. and Lawrence Gold, thereby mooting their Motion to Dismiss the Amended Counterclaims against them. The Company and the Third-Party Defendants intend to continue to vigorously defend against all of the Amended Counterclaims, however, there can be no assurance that they will be successful in the legal defense of such Amended Counterclaims. In April 2022, Donald A. McGovern, Jr. and Lawrence Gold were dismissed from the lawsuit as parties. Discovery has not yet commenced in the case.

Action Against the Company by Dr. Krauss

On August 19, 2021, Dr. Krauss initiated legal action in the Chancery Court of Delaware against the Company.  The original Complaint sought expedited relief and made the following two claims: (1) it alleged that the Company is obligated to advance expenses including, attorney’s fees, to Dr. Krauss for the costs of defending against the SEC and certain Subpoenas served by the SEC on Dr. Krauss; and (2) it alleged that the Company is also required to reimburse Dr. Krauss for the costs of bringing this lawsuit against the Company.  On or about September 3, 2021, Dr. Krauss filed an Amended and Supplemental Complaint (the “Amended Complaint”) in this action, which added the further claims that Dr. Krauss is also allegedly entitled to advancement by the Company of her expenses, including attorney’s fees, for the costs of defending against the Third-Party Complaint in the Tyche Capital LLC action referenced below, and the costs of defending against the Company’s own Complaint against Dr. Krauss as described above.  On or about September 23, 2021, the Company filed its Answer to the Amended Complaint in which the Company denied each of Dr. Krauss’ claims and further raised numerous affirmative defenses with respect thereto.

On November 15, 2021, Dr. Krauss filed a Motion for Summary Adjudication as to certain of the issues in the case, which was opposed by the Company.  A hearing on such Motion was held on December 7, 2021, and, on March 7, 2022, the Court issued a decision in the matter denying the Motion for Summary Adjudication in part and granting it in part.  The Court then issued an Order implementing such a decision on March 29, 2022. The parties are now engaging in proceedings set forth in that implementing Order. The Court granted Dr. Krauss’s request for advancement of some of the legal fees which Dr. Krauss requested in her Motion, and the Company was required to pay a portion of those fees while it objects to the remaining portion of disputed fees. These legal fees have been accrued on the Company’s balance sheet as of September 30, 2022. On October 10, 2022, Dr. Krauss filed an Application to compel the Company to pay the full amount of fees requested by Dr. Krauss for May-July 2022, and to modify the Court’s Order. The Company has filed its Opposition thereto, but no hearing has yet been scheduled by the Court for the Application. Notwithstanding any requirement by the Court for the Company to advance attorneys’ fees to Dr. Krauss, no adjudication has yet been made as to whether Dr. Krauss will ultimately be entitled to permanently retain such advancements. The Company is seeking payment for a substantial portion of such amounts from its director and officers’ insurance policy, of which no assurance can be provided that the directors and officers insurance policy will cover such amounts. See “Declaratory Relief Action Against the Company by AmTrust International” below.

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

On February 18, 2022, Tyche filed an Amended Answer, Counterclaims and Third-Party Complaint.  On March 22, 2022, the Company and each of the Individual Company Defendants filed a Motion to Dismiss all of Tyche’s claims.  A hearing on such Motion to Dismiss was held on August 25, 2022, and the Court granted the Motion to Dismiss entirely as to each of the Individual Company Defendants, and also as to three of the four Counterclaims brought against the Company, only leaving Tyche’s declaratory relief claim. On September 9, 2022, Tyche filed a Notice of Appeal as to the Court’s decision, which has not yet been briefed or adjudicated. On August 26, 2022, Tyche filed a Motion to vacate or modify the Company’s existing attachment Order against Tyche’s shares of the Company’s stock held in escrow. The Company has filed its Opposition thereto, and a hearing on such Motion has been set for January 5, 2023. The Company and the Individual Company Defendants intend to continue to vigorously defend against all of Tyche’s claims, however, there can be no assurance that they will be successful in the legal defense of such claims. Written discovery proceedings have commenced among the parties.

Action Against Ronald Bauer & Samantha Bauer

The Company and two of its wholly-owned subsidiaries, Katexco Pharmaceuticals Corp. and CannBioRex Pharmaceuticals Corp. (collectively, the “Company Plaintiffs”), initiated legal action against Ronald Bauer and Samantha Bauer, as well as two of their companies, Theseus Capital Ltd. and Astatine Capital Ltd. (collectively, the “Bauer Defendants”), in the Supreme Court of British Columbia on February 25, 2022. The Company Plaintiffs are seeking damages against the Bauer Defendants for misappropriated funds and stock shares, unauthorized stock sales, and improper travel expenses, in the combined sum of at least $4,395,000 CAD [$3,178,025 USD] plus the additional sum of $2,721,036 USD. The Bauer Defendants filed an answer to the Company Plaintiffs’ claims on May 6, 2022. There can be no assurance that the Company Plaintiffs will be successful in this legal action.

Declaratory Relief Action Against the Company by AmTrust International

On June 29, 2022, AmTrust International Underwriters DAC (“AmTrust”), which was the premerger directors and officers insurance policy underwriter for KBL, filed a declaratory relief action against the Company in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking declaration of AmTrust’s obligations under the directors and officers insurance policy.  In the Declaratory Relief Action, AmTrust is claiming that as a result of the merger the Company is no longer the insured under the subject insurance policy, notwithstanding the fact that the fees which the Company seeks to recover from AmTrust relate to matters occurring prior to the merger.

On September 20, 2022, the Company filed its Answer and Counterclaims against AmTrust for bad faith breach of AmTrust’s insurance coverage obligations to the Company under the subject directors and officers insurance policy, and seeking damages of at least $2 million in compensatory damages, together with applicable punitive damages. In addition, the Company brought a Third-Party Complaint against its excess insurance carrier, Freedom Specialty Insurance Company (“Freedom”) seeking declaratory relief that Freedom will also be required to honor its policy coverage as soon as the amount of AmTrust’s insurance coverage obligations to the Company have been exhausted. On October 25, 2022, AmTrust filed its Answer to the Company’s Counterclaims, however, Freedom’s response to the Third-Party Complaint is not yet due. As of September 30, 2022, the Company has recorded an insurance claims receivable of $1,836,940, which it believes is the net recoverable amount advanced to former directors and officers of the Company as of September 30, 2022.  While the Company believes it has a strong case against AmTrust, there can be no assurance that the Company will prevail in this action.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

Common Stock Issued for Services

During the three and nine months ended September 30, 2022, the Company issued an aggregate 55,112 and 151,010, respectively, of immediately vested shares of the Company’s common stock as compensation to consultants, directors, and officers, with an aggregate issuance date fair value of $60,622 and $270,967, respectively, which was charged immediately to the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

Restricted Stock Shares

During the three and nine months ended September 30, 2022, the Company issued zero and 12,000 restricted shares of the Company’s common stock, or Restricted Stock Shares, as of the end of both periods as compensation to consultants with an issuance date fair value of zero and $48,600 as of the end of both periods. Per the two year consulting agreement which evidences the issuance of the 12,000 restricted shares during the nine months ended September 30, 2022, the Restricted Stock Shares are issued at the beginning of the contract term and annually and vest monthly over a period of 24 months. The Company recognized stock-based compensation expense related to the amortization of the Restricted Stock Shares of $6,075 and $20,250 for the three and nine months ended September 30, 2022.

Below is a table summarizing the Restricted Stock Shares granted and outstanding as of and for the nine months ended September 30, 2022:

	Unvested Restricted	Weighted Average Grant Date
	Stock	FV Price
Unvested as of January 1, 2022	-	$-
Granted	12,000	4.05
Vested	5,000	4.05
Unvested as of September 30, 2022	7,000	4.05
Total unrecognized expense remaining	$28,350
Weighted-average years expected to be recognized over	1.25	-

Stock Options

A summary of the option activity during the nine months ended September 30, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding, January 1, 2022	2,741,000	4.77	9.4	70,500
Granted	518,121	1.36	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding, September 30, 2022	3,259,121	4.23	8.8	$-

Exercisable, September 30, 2022	1,660,057	4.16	8.7	$-

For options issued during the nine months ended September 30, 2022, the assumptions used in the Black Scholes valuation method were as follows:

Risk-free interest rate	2.88%
Expected term in years	5.00-5.77
Expected volatility	91.00%
Expected dividends	0%

A summary of outstanding and exercisable stock options as of September 30, 2022 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$2.49	50,000	8.2	50,000
$4.43	1,580,000	8.4	983,111
$7.56	436,000	8.8	127,167
$3.95	675,000	9.2	301,042
$1.36	518,121	9.6	198,737
	3,259,121	8.7	1,660,057

The Company recognized stock-based compensation expense of $672,083 and $2,273,947 for the three and nine months ended September 30, 2022, respectively, related to the issuance of shares to consultants and directors for services provided, as well as for the amortization of stock options and restricted stock shares. Expense of $584,237 and $1,959,919 is included within general and administrative expenses on the condensed consolidated statements of operations for the three and nine month periods, respectively, and expense of $87,846 and $314,028 is included within research and development expenses on the condensed consolidated statements of operations for the three and nine month periods, respectively. The full amount of stock-based compensation recognized for the three and nine month periods ended September 30, 2022 is considered to be related party expense. Stock-based compensation expense related to the amortization of stock options for the three and nine months ended September 30, 2021 was $434,979 and $1,871,473, respectively; these expenses were included within general and administrative expenses or research and development expenses on the condensed consolidated statement of operations for both of those periods. The full amount of stock-based compensation recognized for the three and nine month periods ended September 30, 2021, respectively, was considered to be related party expense. As of September 30, 2022, there was $4,827,266 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 2.3 years, as well as $28,350 of unrecognized expense related to Restricted Stock Shares that will be recognized over the weighted average remaining vesting period of 1.3 years.

July 2022 Offering

On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 3,500,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,632,076 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 6,132,076 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $1.06 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were $6,499,737. The July 2022 Offering closed on July 20, 2022.

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

As of September 30, 2022, 1,547,076 of the July 2022 Pre-Funded Warrants have been exercised for a value of $155; there are 1,085,000 unexercised July 2022 Pre-Funded Warrants remaining as of the end of the period. No July 2022 Common Warrants have been exercised as of September 30, 2022.

NOTE 10 - RELATED PARTIES

Accrued Expenses - Related Parties

Accrued expenses - related parties was $158,467 as of September 30, 2022 and consists of $16,676 of interest accrued on loans due to a certain investor in the Company and $141,791 of accrued consulting fees for services provided by certain directors and consultants of the Company. Accrued expenses - related parties of $18,370 as of December 31, 2021, consists of interest accrued on loans and convertible notes due to certain officers and directors of the Company.

Loans Payable - Related Parties

Loans payable - related parties totaled $84,756 and $81,277 as of September 30, 2022 and December 31, 2021, respectively. See Note 7 - Loans Payable for more information.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $53,347 and $298,879 during the three months ended September 30, 2022 and 2021, respectively, and $158,401 and $1,287,583 during the nine months ended September 30, 2022 and 2021, respectively, are related to consulting and professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative Expenses – Related Parties during the three months ended September 30, 2022 and 2021 were $0 and $82,519, respectively. These expenses relate to professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof. General and Administrative Expenses – Related Parties during the nine months ended September 30, 2022 and 2021 were $5,261 and $462,081, respectively. These expenses relate to professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

Interest (Expense) Income - Related Parties

During the three and nine months ended September 30, 2022, the Company recorded ($1,536) and $1,495, respectively, of interest (expense) income - related parties related to loans from greater than 5% stockholders or affiliates of the Company.

During the three months and nine months ended September 30, 2021, the Company recorded $14,201 and $42,279, respectively, of interest expense - related parties, of which $3,633 and $11,380, respectively, related to interest on certain convertible notes held by officers and directors of the Company and $10,567 and $30,899, respectively, related to interest expense on loans from officers, directors greater than 5% stockholders, or affiliates thereof, of the Company.

NOTE 11 - SUBSEQUENT EVENTS

Oxford University Research Agreement

On October 24, 2022, the Company entered into a new research agreement with Oxford University related to the license agreement signed in November 2021, whereby it was granted rights to certain patents related to the HMGB1 molecule for liver regeneration. Pursuant to this agreement, the term of the contract is for one year, beginning on January 1, 2023; the financial terms of the contract are a commitment of £125,000 per quarter, with the first payment due in April 2023. Any outstanding amounts will earn interest at a rate of 4% per annum.

Directors’ Compensation

On October 31, 2022, the Board of Directors of the Company approved the issuance of 129,483 shares of $0.0001 par value common stock, in lieu of cash compensation, to certain independent directors under the Company’s 2022 Omnibus Incentive Plan as consideration for services rendered during the third quarter of 2022. The shares were valued at the closing sales price on October 31, 2022, the date such issuances were approved by the Board of Directors.

Exercise of July 2022 Pre-funded Warrants

On November 1, 2022, the remainder, or 1,085,000, of the July 2022 Pre-Funded Warrants were exercised for a value of $109; there are no remaining outstanding July 2022 Pre-Funded Warrants.

Notice of a Special Meeting of Stockholders to Effect a Reverse Stock Split

On November 4, 2022, the Company filed a Pre-Schedule 14A with the SEC providing notice of a special meeting of stockholders of the Company on December 15, 2022 to approve an amendment to the Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the issued and outstanding shares common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by the Board of Directors or a duly authorized committee thereof in its discretion, at any time after the approval of the amendment and prior to December 15, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (under the heading “Risk Factors” and in other parts of that report), and include, but are not limited to, statements about:

●	Expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates;

●	the uncertainties associated with the clinical development and regulatory approval of the Company’s drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the U.S. Food and Drug Administration (FDA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash flows and our potential ability to obtain additional financing to advance our business and the terms of any further financing, which may be highly dilutive and may include onerous terms;

●	the continued impact of the COVID-19 pandemic on our business operations and our research and development initiatives;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the Company’s reliance on third parties to conduct its clinical trials, enroll patients, and manufacture its preclinical and clinical drug supplies;
●	the ability to come to mutually agreeable terms with such third parties and partners, and the terms of such agreements;
●	estimates of patient populations for the Company’s planned products;
●	unexpected adverse side effects or inadequate therapeutic efficacy of drug candidates that could limit approval and/or commercialization, or that could result in recalls or product liability claims;
●	the Company’s ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to its product development activities;

●	challenges and uncertainties inherent in product research and development, including the uncertainty of clinical success and of obtaining regulatory approvals; uncertainty of commercial success;

●	the ability of the Company to execute its plans to develop and market new drug products and the timing and costs of these development programs;

●	high inflation, increasing interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict) and other large-scale crises;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	our ability to maintain our listing on NASDAQ (including that we are not currently in compliance with NASDAQ’s continued listing requirements); and

●	other risks and uncertainties, including those listed under “Risk Factors”, below.

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

Additional Information

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

Going Concern and Management Liquidity Plans

As of September 30, 2022, we had an accumulated deficit of $85,666,267 and working capital of $1,789,844. In addition, for the nine months ended September 30, 2022, $9,200,830 of cash was used in operations and total cash decreased by $4,635,869. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised money in August 2021 and July 2022 (see Note 2 – Going Concern and Management’s Plans), we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The consolidated financial statements included in this report also include a going concern footnote.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview and Recent Events

On November 6, 2020 (“Closing Date”), the Business Combination was consummated following a special meeting of stockholders, where the stockholders of KBL considered and approved, among other matters, a proposal to adopt a Business Combination Agreement. Pursuant to the Business Combination Agreement, KBL Merger Sub, Inc. merged with 180, with 180 continuing as the surviving entity and becoming a wholly-owned subsidiary of KBL. As part of the Business Combination, KBL issued 17,500,000 shares of common stock and equivalents to the stockholders of 180, in exchange for all of the outstanding capital stock of 180. The Business Combination became effective November 6, 2020 and in connection therewith, 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp., and KBL changed its name to 180 Life Sciences Corp.

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

July 2022 Offering

On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 3,500,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,632,076 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 6,132,076 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $1.06 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were $6,499,737. The July 2022 Offering closed on July 20, 2022.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Gains resulting from change in fair value of derivative liabilities during the three and nine months ended September 30, 2022, were driven by decreases in stock price during the periods, resulting in a lower fair value of the underlying liability.

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

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	For the Three Months Ended
	September 30,
	2022	2021
Operating Expenses:
Research and development	$583,177	$316,473
Research and development - related parties	53,347	298,879
General and administrative	3,418,628	3,519,605
General and administrative - related parties	-	82,519
Total Operating Expenses	4,055,152	4,217,476
Loss From Operations	(4,055,152)	(4,217,476)

Other (Expenses) Income:
Gain on settlement of liabilities	-	472,677
Other income	-	12,308
Interest expense	(7,348)	(5,455)
Interest expense - related parties	(1,536)	(14,201)
Loss on impairment of goodwill	(18,872,850)	-
Change in fair value of derivative liabilities	1,449,908	22,043,391
Total Other (Expenses) Income, Net	(17,431,826)	22,508,720
(Loss) Income Before Income Taxes	(21,486,978)	18,291,244
Income tax benefit	-	5,612
Net (Loss) Income	$(21,486,978)	$18,296,856

Research and Development

We incurred research and development expenses of $583,177 for the three months ended September 30, 2022, compared to $316,473 for the three months ended September 30, 2021, representing an increase of $266,704 or 84%. The increase includes an increase in salary expenses of $140,000, an increase in research and development expenses of $125,000 related to our agreements with Oxford University, and an increase in stock-based compensation expenses of approximately $100,000, as well as an increase due to a reduction of a tax credit of $220,000. These increases in expenses were offset by a decrease in contract expenses of $365,000 related to the 2018 Yissum Agreement.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $53,347 for the three months ended September 30, 2022, compared to $298,879 for the three months ended September 30, 2021, representing a decrease of $245,532, or 82%. The decrease is primarily attributable to a decrease in stock-based compensation expenses of $980,000, offset by a prior year period reclassification of $570,000, an increase in consulting expenses of $85,000 and an increase due to the reduction of a tax credit of $80,000.

General and Administrative

We incurred general and administrative expenses of $3,418,628 and $3,519,605 for the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $100,977 or 3%. The decrease resulted from a decrease in settlement expenses of $250,000, a decrease due to a reclass in the prior period between cost centers (from general and administrative to research and development – related parties) of $630,000 and a decrease to gains/losses on foreign exchange of $200,000 (see Note 3, Summary of Significant Accounting Policies, “Foreign Currency Translation”), offset by increases in stock-based compensation expenses, insurance expenses and salaries expenses of $850,000, $270,000 and $65,000, respectively.

General and Administrative – Related Parties

We incurred general and administrative expenses - related parties of $0 and $82,519 for the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $82,519, or 100%. The decrease is attributable to a change in cost center for consulting fees (from general and administrative to research and development) from the prior period of approximately $42,000 and $40,000 in bad debt expenses from the prior year.

Other (Expenses) Income, Net

We incurred other (expenses), net of ($17,431,826) during the three months ended September 30, 2022, as compared to other income, net of $22,508,720 for the three months ended September 30, 2021, representing an increase in other expenses of $39,940,546 or 177%. The increase was primarily attributable to the non-cash change in fair value of the Company’s derivative liabilities from the prior period of $20,593,483 (see Note 6 – Derivative Liabilities), as well as the loss on impairment of goodwill of $18,872,850 (see Note 3, Summary of Significant Accounting Policies, “Impairment of Long-Lived Assets and Goodwill”).

For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	For the Nine Months Ended
	September 30,
	2022	2021
Operating Expenses:
Research and development	$1,688,474	$689,172
Research and development - related parties	158,401	1,287,583
General and administrative	10,405,933	8,740,067
General and administrative - related parties	5,261	462,081
Total Operating Expenses	12,258,069	11,178,948
Loss From Operations	(12,258,069)	(11,178,948)

Other Expenses:
Gain on settlement of liabilities	-	927,698
Other income	-	12,308
Interest expense	(22,117)	(130,634)
Interest income (expense) - related parties	1,495	(42,279)
Loss on extinguishment of convertible notes payable, net	-	(9,737)
Loss on impairment of goodwill	(18,872,850)	-
Change in fair value of derivative liabilities	14,167,560	(10,342,337)
Change in fair value of accrued issuable equity	-	(9,405)
Offering costs allocated to warrant liabilities	-	(604,118)
Total Other Expenses, Net	(4,275,912)	(10,198,504)
Loss Before Income Taxes	(16,983,981)	(21,377,452)
Income tax benefit	-	16,587
Net Loss	$(16,983,981)	$(21,360,865)

Research and Development

We incurred research and development expenses of $1,688,474 for the nine months ended September 30, 2022, compared to $689,217 for the nine months ended September 30, 2021, representing an increase of $999,257 or 145%. The increase includes a $305,000 increase in consulting expenses for the Scientific Advisory Board, an increase in salaries expenses of $520,000, an increase in research and development expenses of $270,000 related to our agreements with Oxford University, a $70,000 increase in Anti-TNF therapies expenses, and an increase in stock-based compensation expenses of approximately $250,000, as well as a change due to various accruals from the prior year reversing for a net increase of $700,000. These increases were offset by a decrease in contract expenses of $1,000,000 related to the 2018 Yissum Agreement.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $158,401 for the nine months ended September 30, 2022, compared to $1,287,583 for the nine months ended September 30, 2021, representing a decrease of $1,129,182, or 88%. The decrease is primarily attributable to a decrease in stock-based compensation expenses of $925,000 as well as a decrease in consultancy expenses totaling $440,000, offset by a decrease in the research and development tax credit for the period, which resulted in an increase of $240,000.

General and Administrative

We incurred general and administrative expenses of $10,405,933 and $8,740,067 for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of $1,665,866 or 19%. The increase is attributable to an increase in professional fees, primarily legal, of approximately $1,800,000 and an increase in insurance expenses of $825,000, offset by decreases in settlement expenses and Anti-TNF therapies expenses of $270,000 and $525,000, respectively, as well as a decrease to gains/losses on foreign exchange of $185,000 (see Note 3, Summary of Significant Accounting Policies, “Foreign Currency Translation”).

General and Administrative – Related Parties

We incurred general and administrative expenses - related parties of $5,261 and $462,081 for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $456,820, or 99%. The decrease is attributable to a decrease in consultancy expenses totaling $125,000 and $340,000 in bad debt expenses from the prior year.

Other Expenses, Net

We incurred other expenses, net of $4,725,912 during the nine months ended September 30, 2022, as compared to other expenses, net of $10,198,504 for the nine months ended September 30, 2021, representing a decrease in other expenses of approximately $5,472,592 or 54%. The decrease was primarily attributable to the non-cash change in fair value of the Company’s derivative liabilities from the prior period of $24,509,897 (see Note 6 – Derivative Liabilities), which was offset by a loss on the impairment of goodwill in the amount of $18,872,850 (see Note 3, Summary of Significant Accounting Policies, “Impairment of Long-Lived Assets and Goodwill”).

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash balances of $3,588,639 and $8,244,508, respectively, and working capital (deficit) of $1,789,844 and ($8,498,193), respectively.

For the nine months ended September 30, 2022 and 2021, cash used in operating activities was $9,200,830 and $14,343,898, respectively. Our cash used in operations for the nine months ended September 30, 2022 was primarily attributable to our net loss of $16,983,981, adjusted for non-cash expenses in the aggregate amount of $7,050,633, as well as $732,518 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the nine months ended September 30, 2021 was primarily attributable to our net loss of $21,360,865, adjusted for non-cash expenses in the aggregate amount of $14,424,088 as well as $7,407,121 of net cash used to fund changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2022 and 2021, cash provided by financing activities was $4,477,924 and $23,862,871, respectively. Cash provided by financing activities during the nine months ended September 30, 2022 was due to proceeds from the sale of common stock, warrants and pre-funded warrants, net of issuance costs, in the amount of $5,969,910, as well as repayments of loans payable in the amount of $1,491,986. Cash provided by financing activities during the nine months ended September 30, 2021 was due to $24,611,070 of net proceeds from our February 2021 private offering of common stock and warrants, partially offset by the repayment of loans and convertible debt in the aggregate amount of $748,199.

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

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd., payments related to directors and officers (“D&O”) insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc. These cash requirements, in the aggregate, are expected to amount to approximately $1,040,000 for the remainder of 2022 and $33,800,000 for the years 2023 through 2026.

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

Recent Financing and Settlement Transactions

July 2022 Offering

On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 3,500,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,632,076 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 6,132,076 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $1.06 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were $6,499,737. The July 2022 Offering closed on July 20, 2022.

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

Goodwill/Intangible Assets and In-Process Research and Development (“IPR&D”)

The Company has a significant amount of goodwill, intangible assets and IPR&D assets that are assessed at least annually for impairment. Prior to the interim testing of goodwill for impairment, goodwill, intangible assets and IPR&D assets totaled $46.7 million or 88% of the Company’s total assets as of September 30, 2022, and totaled $51.5 million, or 82% of the Company’s total assets as of December 31, 2021. The impairment analyses of these assets are considered critical because of their significance to the Company. Intangible assets arising from business combinations or acquisitions, such as goodwill, patents and IPR&D assets are initially recorded at estimated fair value. Licensed patents are amortized over the remaining life of the patent. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. Our goodwill was derived from acquisitions where the purchase price exceeded the fair value of the net assets acquired. The Company is required to reassign goodwill to reporting units whenever reorganizations of the internal reporting structure change the composition of its reporting units. The Company identified one reporting unit which represents its sole operating segment.

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

During the quarter, the market value of the Company’s single reporting unit had significantly declined (see Note 3 – Summary of Significant Accounting Policies). As of September 30, 2022, the market value of the Company’s publicly traded stock was $0.67 per share; the Company determined the fair market value of its single reporting unit as of that date to be $26,102,105, which represents the value per share multiplied by 39,251,286 shares (consisting of 39,246,011 shares of common stock outstanding as of September 30, 2022 plus 5,275 special voting shares which are exchangeable into common stock for no additional consideration). The carrying amount of the reporting unit as of September 30, 2022 was $44,974,955 (total assets of $53.2 million less total liabilities of $8.2 million). As of this measurement date, the carrying value exceeded the fair market value by $18,872,850, and management believed that the goodwill of the reporting unit was impaired by this amount. To recognize the impairment of goodwill, the Company recorded a loss (which appears as an expense on the income statement) for $18,872,850, which reduced the goodwill of its CBR and 180T subsidiaries by $11,264,612 and $7,608,238, respectively.

The Company will continue to perform goodwill/intangible assets and IPR&D assets impairment testing on an annual basis, or as needed if there are changes to the composition of its reporting unit. As of September 30, 2022, there have been no changes to the composition of the reporting unit.

Derivative Liabilities

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. As of September 30, 2022 and December 31, 2021, derivative liabilities totaled $1.1 million and $15.2 million, or 13% and 65%, respectively, of the Company’s total liabilities. The analyses of these liabilities are considered critical because of their significance to the Company. Entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity.

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

The Company evaluated the terms of its AGP Warrants (see Note 6 – Derivative Liabilities) when they were originally earned and determined that the AGP Warrants should initially be liability-classified at their fair value at issuance with subsequent remeasurement (mark-to-market) at period ends. As of September 30, 2022, the Company has concluded that its warrants should remain liability-classified as of that date due to the presence of the tender offer provision combined with the existence of the exchangeable shares that have voting rights consistent with common stockholders.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2022.

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

Inherent Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business Operations

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

As discussed in the risk factor below, we had material impairment charges to our goodwill during the three months ended September 30, 2022.

We have in the past, and may in the future, impair long-lived assets and/or goodwill.

The Company reviews long-lived assets and certain identifiable assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. An impairment exists when the carrying value of the long-lived asset is not recoverable and exceeds its estimated fair value. Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. The Company reviews goodwill yearly, or more frequently whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. Beginning in the second quarter of 2022, the market value of the Company’s single reporting unit began to decline and as such, the Company elected to conduct a quantitative analysis of goodwill to assess for impairment. As of September 30, 2022, the market value of the Company’s publicly traded stock was $0.67 per share; the Company determined the fair market value of its single reporting unit as of that date to be $26,102,105, which represents the value per share multiplied by 39,251,286 shares (consisting of 39,246,011 shares of common stock outstanding as of September 30, 2022 plus 5,275 special voting shares which are exchangeable into common stock for no additional consideration). The carrying amount of the reporting unit as of September 30, 2022 was $44,974,955 (total assets of $53.2 million less total liabilities of $8.2 million). As of this measurement date, the carrying value exceeded the fair market value by $18,872,850 and as such, management determined that the goodwill of the reporting unit was impaired by this amount. To recognize the goodwill impairment, the Company recorded a loss on goodwill impairment (which appears as an expense on the income statement) for $18,872,850, which reduced the goodwill of its CBR and 180T subsidiaries by $11,264,612 and $7,608,238, respectively.

A continued period of low trading prices of our common stock may force us to incur further material impairments of our reporting units, which could have a material effect on the value of our assets and cause the value of our securities to decline in value. An impairment recognized in one period may not be reversed in a subsequent period even if the value of our common stock increases in the future. We have in the past and could in the future incur additional impairments of long-lived assets and/or goodwill which may be material.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported in our Annual Report on Form 10-K for the year ended December 31, 2021, we have determined that our internal control over financial reporting was not effective and as described in this Quarterly Report on Form 10-Q, our management has determined that, as of September 30, 2022, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Such internal control over financial reporting has not been effective since December 31, 2019 and such disclosure controls and procedures have not been effective since December 31, 2021.

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

Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first three quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, future results of operations and cash flows could be materially and adversely affected.

The first three quarters of 2022 have seen significant increases in the costs of certain materials, products and shipping costs, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Service, materials and shipping costs have also increased accordingly with general supply chain and inflation issues seen throughout the United States leading to increased operating costs. Recent supply chain constraints and inflationary pressures may adversely impact our operating costs and may negatively impact our future product costs, consulting costs and expenses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

We may not receive any amounts under our pre-merger directors and officers insurance policy in connection with certain litigation matters.

On June 29, 2022, AmTrust International Underwriters DAC (“AmTrust”), which was the premerger directors and officers insurance policy underwriter for KBL, filed a declaratory relief action against the Company in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking declaration of AmTrust’s obligations under the directors and officers insurance policy. In the Declaratory Relief Action, AmTrust is claiming that as a result of the merger, the Company is no longer the insured under the subject insurance policy, notwithstanding the fact that the fees which the Company seeks to recover from AmTrust relate to matters occurring prior to the merger. On September 20, 2022, the Company filed its Answer and Counterclaims against AmTrust for bad faith breach of AmTrust’s insurance coverage obligations to the Company under the subject directors and officers insurance policy, and seeking damages of at least $2 million in compensatory damages, together with applicable punitive damages. In addition, the Company brought a Third-Party Complaint against its excess insurance carrier, Freedom Specialty Insurance Company (“Freedom”) seeking declaratory relief that Freedom will also be required to honor its policy coverage as soon as the amount of AmTrust’s insurance coverage obligations to the Company have been exhausted. On October 25, 2022, AmTrust filed its Answer to the Company’s Counterclaims; however, Freedom’s response to the Third-Party Complaint is not yet due. As of September 30, 2022, the Company has recorded an insurance claims receivable of $1,836,940, which it believes is the net recoverable amount advanced to former directors and officers of the Company as of September 30, 2022.  While the Company believes it has a strong case against AmTrust, there can be no assurance that the Company will prevail in this action. In the event that the Company does not prevail in the action, it will not receive the estimated $1,836,940 net recoverable amount, which may have a material adverse effect on our cash flows, results of operations, and balance sheet. Additionally, any funds spent towards the lawsuit may be lost which could also have a material adverse effect on our results of operations. The occurrence of any of the above could have a material adverse effect on the trading value of our securities.

Risks Related to our Common Stock and Warrants

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

We are not currently in compliance with the continued listing standards of NASDAQ and may not be able to comply with NASDAQ’s continued listing standards in the future.

Our common stock and warrants trade on The NASDAQ Capital Market under the symbols “ATNF” and “ATNFW,” respectively. Notwithstanding such listing, there can be no assurance any broker will be interested in trading our securities. Therefore, it may be difficult to sell our securities publicly. There is also no guarantee that we will be able to maintain our listings on The NASDAQ Capital Market for any period of time by perpetually satisfying NASDAQ’s continued listing requirements. We are not currently in compliance with NASDAQ’s continued listing standards and our failure to continue to meet these requirements may result in our securities being delisted from NASDAQ.

On September 30, 2022, we received written notice (the “Notification Letter”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market. NASDAQ Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from August 18, 2022 to September 29, 2022, the Company no longer meets the minimum bid price requirement. The Notification Letter states that the Company has 180 calendar days or until March 29, 2023, to regain compliance with NASDAQ Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by March 29, 2023, an additional 180 days may be granted to regain compliance, so long as the Company meets The NASDAQ Capital Market initial listing criteria (except for the bid price requirement) and notifies NASDAQ in writing of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the NASDAQ Listing Rules. The Company plans to seek shareholder approval to authorize a range of a reverse stock split to be implemented and approved at the discretion of the Company’s Board of Directors.

In addition to the minimum price requirement described above, other conditions required for continued listing on The NASDAQ Capital Market include requiring that we maintain at least $2.5 million in stockholders’ equity, $35 million of market value of listed securities, or $500,000 in net income over the prior two years or two of the prior three years, and having a majority of independent directors. Our stockholders’ equity may not remain above NASDAQ’s $2.5 million minimum, our market value of listed securities may not remain above $35,000,000, we may not generate over $500,000 of yearly net income, and we may not be able to maintain independent directors. Furthermore, we are required to maintain a majority of independent directors and at least three members on our audit committee.

If we fail to comply with NASDAQ rules and requirements (including curing the minimum bid price deficiency discussed above), our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The NASDAQ Capital Market. Delisting from The NASDAQ Capital Market could make trading our common stock and/or warrants more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock and/or warrants as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and/or warrants and the ability of our stockholders to sell our common stock and/or warrants in the secondary market. If our common stock and/or warrants are delisted by NASDAQ, our common stock and/or warrants may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock and/or warrants. In the event our common stock and/or warrants are delisted from The NASDAQ Capital Market, we may not be able to list our common stock and/or warrants on another national securities exchange or obtain quotation on an over-the counter quotation system.

Provisions of the pre-funded warrants and common warrants granted in July 2022 could discourage an acquisition of us by a third party.

Certain provisions of the pre-funded warrants and common warrants granted by us in July 2022 could make it more difficult or expensive for a third party to acquire us. The pre-funded warrants and common warrants granted by us in July 2022 prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the pre-funded warrants and common warrants. Further, the common warrants granted by us in July 2022 provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such common stock warrants at a price described in such warrants. These and other provisions of the pre-funded warrants and common warrants offered by this prospectus could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to stockholders.

Our outstanding options and warrants may adversely affect the trading price of our securities.

As of September 30, 2022, we had (i) outstanding stock options to purchase an aggregate of 3.3 million shares of common stock at a weighted average exercise price of $4.23 per share; (ii) outstanding pre-funded warrants to purchase 1.1 million shares of common stock at an exercise price of $0.0001 per share; and (iii) outstanding warrants to purchase 17.3 million shares of common stock at a weighted average exercise price of $3.30 per share. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock pursuant to the exercise of outstanding options or warrants or conversion of other securities, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon exercise/conversion of outstanding convertible securities may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of our outstanding convertible securities, then the value of our common stock will likely decrease.

A significant number of our shares of common stock are eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, and if sold would increase the supply of our common stock, thereby causing a decrease in its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

Future sales and issuances of our common stock or rights to purchase common stock, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

We may issue additional common stock, convertible securities, or other equity in the future. We also issue common stock to our employees, directors, and other service providers pursuant to our equity incentive plans. Such issuances could be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of current stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2022, and for the period from October 1, 2022, to the filing date of this report.

* * * * *

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
1.1	Placement Agent Agreement dated July 17, 2022, between 180 Life Sciences Corp. and A.G.P./Alliance Global Partners		8-K	001-38105	1.1	7/19/22
4.1	Form of Pre-Funded Warrant		8-K	001-38105	4.1	7/19/22
4.2	Form of Common Warrant		8-K	001-38105	4.2	7/19/22
10.1***	180 Life Sciences Corp. 2022 Omnibus Incentive Plan		8-K	001-38105	10.1	6/14/22
10.2+	Securities Purchase Agreement dated July 17, 2022, by and between 180 Life Sciences Corp. and the Purchaser		8-K	001-38105	10.1	7/19/22
10.3***	Form of Lock-Up Agreement (July 2022 Offering)		8-K	001-38105	10.2	7/19/22
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: November 10, 2022	By:	/s/ James N. Woody, M.D., Ph.D.
James N. Woody, M.D., Ph.D., Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Ozan Pamir
Ozan Pamir Interim Chief Financial Officer (Principal Financial and Accounting Officer)