Form 10-K
period 2022-12-31
180 Life Sciences Corp.
filed 2023-03-31
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $25,377,272. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 31, 2023, there were 3,746,906 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

“BPCIA” means the Biologics Price Competition and Innovation Act.

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

“IRB” means an Institutional Review Board, which is a group that has been formally designated to review and monitor biomedical research involving human subjects. In accordance with FDA regulations, an IRB has the authority to approve, require modifications in (to secure approval), or disapprove research. This group review serves an important role in the protection of the rights and welfare of human research subjects.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements under federal securities laws, including within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report, including those described under the heading “Risk Factors” contained in Item 1A of this Report. Forward-looking statements include, but are not limited to, statements about:

●	Expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates;

●	the uncertainties associated with the clinical development and regulatory approval of the Company’s drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the U.S. Food and Drug Administration (FDA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash flows and our potential ability to obtain additional financing to advance our business and the terms of any further financing, which may be highly dilutive and may include onerous terms;

●	the continued impact of the COVID-19 pandemic on our business operations and our research and development initiatives;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the Company’s reliance on third parties to conduct its clinical trials, enroll patients, and manufacture its preclinical and clinical drug supplies;

●	the ability to come to mutually agreeable terms with such third parties and partners, and the terms of such agreements;

●	estimates of patient populations for the Company’s planned products;

●	unexpected adverse side effects or inadequate therapeutic efficacy of drug candidates that could limit approval and/or commercialization, or that could result in recalls or product liability claims;

●	the Company’s ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to its product development activities;

●	challenges and uncertainties inherent in product research and development, including the uncertainty of clinical success and of obtaining regulatory approvals; uncertainty of commercial success;

●	the ability of the Company to execute its plans to develop and market new drug products and the timing and costs of these development programs;

●	high inflation, increasing interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict) and other large-scale crises;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	our ability to maintain the listing of our common stock and warrants on NASDAQ; and

●	other risks and uncertainties, including those listed under “Risk Factors”, below.

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements included herein speak only as of the date of the filing of this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

v

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources; however, we have not commissioned any of the market or survey data that is presented in this Report. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to 180 Life Sciences Corp., is also based on our good faith estimates.

Our fiscal year ends on December 31. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30, the first quarter, second quarter and third quarter, respectively, with the quarter ended December 31st being referenced herein as our fourth quarter. Fiscal 2022 means the year ended December 31, 2022, whereas fiscal 2021 means the year ended December 31, 2021.

Reverse Stock Split

On December 15, 2022, at a Special Meeting of the Stockholders of 180 Life Sciences Corp., the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to December 15, 2023 (the “Stockholder Authority”). On December 15, 2022, the Company’s Board of Directors (the “Board”), with the Stockholder Authority, approved an amendment to our Second Amended and Restated Certificate of Incorporation to affect a reverse stock split of our common stock at a ratio of 1-for-20 (the “Reverse Stock Split”).

Immediately after the Special Meeting and the approval thereof by the Board, on December 15, 2022, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. A copy of the Certificate of Amendment is attached hereto as Exhibit 3.1 and is incorporated by reference herein.

Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective on December 19, 2022 at 12:01 a.m. Eastern Time (the “Effective Time”). No change was made to the trading symbol for the Company’s shares of common stock or public warrants, “ATNF” and “ATNFW”, respectively, in connection with the Reverse Stock Split.

The Certificate of Amendment did not reduce the number of authorized shares of our common stock, nor alter the par value of our common stock or modify any voting rights or other terms of our common stock.

No fractional shares were issued in connection with the Reverse Stock Split and stockholders of record who otherwise would be entitled to receive fractional shares, were instead entitled to have their fractional shares rounded up to the nearest whole share.

The effects of the 1-for-20 Reverse Stock Split have been retroactively reflected throughout this Report.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors”—“SEC Filings”—“All SEC Filings” page of our website at www.180lifesciences.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is www.180lifesciences.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Company Overview

We are a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation and fibrosis by employing innovative research, and, where appropriate, combination therapy. Our Company was founded by several world-leading scientists in the biotechnology and pharmaceutical sectors. Our world-renowned scientists Prof. Sir Marc Feldmann, Prof. Lawrence Steinman, Prof. Raphael Mechoulam, recently deceased, Dr. Jonathan Rothbard, and Prof. Jagdeep Nanchahal have significant experience and significant previous success in drug discovery. The scientists are from the University of Oxford (“Oxford”), Stanford University and Hebrew University of Jerusalem (the “Hebrew University”), and the management team has extensive experience in financing and growing early-stage healthcare companies. Prof. Raphael Mechoulam passed away in March 2023, but his research at Hebrew University is being carried on by other scientists as noted later in this document under the “SCAs Platform” section.

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

Our lead product candidate recently completed Phase 2a and Phase 2b proof-of-concept clinical trials in the United Kingdom (“U.K.”) and the Netherlands for early-stage Dupuytren’s Contracture, a condition that affects the development of fibrous connective tissue in the palm of the hand. Currently, we are planning or conducting clinical trials only for certain indications under the anti-TNF platform, such as a planned Phase 2 trial for post-operative cognitive decline as well as a planned Phase 2 trial for frozen shoulder. The Company was recruiting patients for a feasibility trial for frozen shoulder, for which we have ended such recruitment at nine patients, due to a regulatory request in the UK to end slow recruiting trials. The result of the closure of the trial means that another trial will likely need to be undertaken in the future to recruit additional participants. Of our three product development platforms, only one, the SCAs platform, involves products that are related to cannabidiol (CBD) (and not to cannabis or tetrahydrocannabinol (THC)), and no clinical trials for indications or products under the SCAs platform are currently being conducted in the United States or abroad. We are currently undertaking preclinical research and development activities for the SCA and the α7nAChR platforms.

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

“*Regulatory approvals obtained from the MHRA and CCMO and the relevant accredited ethics committees to perform clinical trials in the U.K. and The Netherlands. No marketing applications or requests for marketing approval have been submitted to the FDA for any products at this time.”

On December 1, 2021, the Company announced positive top line data for the Phase 2b clinical trial of Dupuytren’s Contracture.

On February 22, 2023, the Company announced the closure of recruitment of patients for the feasibility trial for frozen shoulder, for which we have ended such recruitment at nine patients, due to a regulatory request in the UK to end slow recruiting trials. The result of the closure of the trial means that another trial will likely need to be undertaken in the future to recruit additional participants.

The product development platforms are each described in more detail below.

Fibrosis & Anti-TNF Platform

Our anti-tumor necrosis factor (TNF) platform began at our wholly-owned subsidiary, 180 Therapeutics L.P. (“180 LP”). This platform is focused on studying the molecular mechanism of inflammatory diseases and fibrosis and on the discovery of TNF as a mediator of fibrosis, as well as other immune-driven diseases. This research was first undertaken in the 1980s by our Co-Chairman, Prof. Sir Marc Feldmann, based on analysis of tissue from patients with rheumatoid arthritis (“RA”). We are applying this same approach to the analysis of human disease tissue from patients with active fibrosis, research led by Prof. Jagdeep Nanchahal in Oxford (who is also the Chairman of our Clinical Advisory Board), which has led to the identification of new therapeutic targets and approaches that we are developing. Profs. Nanchahal and Feldmann, in collaboration with other scientists, are leveraging their experience and expertise in developing anti-inflammatories to search for new applications for anti-TNF therapeutics. We are seeking to demonstrate that anti-TNF drugs, such as adalimumab, have a positive effect on new indications such as Dupuytren’s Contracture, frozen shoulder and post-operative cognitive dysfunction/delirium (“POCD”).

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

We have obtained regulatory approvals from the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) and the Dutch Centrale Commissie Mensgebonden Onderzoek (CCMO), as well as from the relevant accredited ethics committees, in order to perform clinical trials in the U.K. and The Netherlands solely for indications under the anti-TNF platform. No marketing applications or requests for marketing approval have been submitted to, the U.S. Food and Drug Administration (“FDA”) for any indications or products under the anti-TNF platform at this time. On March 29, 2022 we submitted a request to FDA for a Type C Meeting to discuss clinical outcome assessment in clinical trials of the anti-TNF platform for early stage Dupuytren’s disease. On April 26, 2022, FDA granted the meeting request and agreed to provide written responses in lieu of a meeting. On June 9, 2022, FDA provided the aforementioned written responses in which the agency questioned whether nodule hardness and size would constitute an appropriate end point in such studies. Specifically, FDA stated, “The proposed outcome measures of nodule hardness and nodule size do not appear to be clinical outcome measures that measure how a patient feel, functions, or survives, which would be needed to support a demonstration of efficacy in your future registrational studies.”

On February 22, 2023, the Company announced the closure of recruitment of patients for the feasibility trial for frozen shoulder, for which we have ended such recruitment at nine patients, due to a regulatory request in the UK to end slow recruiting trials. The result of the closure of the trial means that another trial will likely need to be undertaken in the future to recruit additional participants.

HMGB1 Program

Our HMGB1 program was formed with the in-licensing of the technology from the University of Oxford on November 2, 2021. Our HMGB1 program falls under the Fibrosis and Anti-TNF Platform. We have identified HMGB1 as a therapeutic target that acts on multiple endogenous adult stem cells to accelerate the physiological regenerative response to current or future injuries. These findings have broad relevance to the fields of stem cell biology and regenerative medicine and suggest a therapeutic approach to promote tissue repair such as in NASH liver regeneration.

The technology was developed by Prof. Jagdeep Nanchahal’s laboratory at the University Oxford prior to licensing. Due to the early stage of development of HMGB1, we are still in the process of assessing milestones and development timelines. The licensing of HMGB1 included the lead development candidate for liver fibrosis. Our HMGB1 program continues to advance slowly. The molecular dynamics for the binding of this molecule are extremely complex and potentially need more extensive research in order to identify a lead candidate.

No regulatory approvals have been sought or obtained from appropriate authorities at this time for any products or indications under the HMGB1 platform.

SCAs Platform

Our SCAs platform began at our wholly-owned subsidiary, CannBioRex Pharmaceuticals Corp. (“CBR Pharma”) with the collaborative work of its founders Prof. Mechoulam, deceased, and Prof. Feldmann. This platform focuses on the development of synthetic pharmaceutical grade molecules close or distant analogs of non-psychoactive cannabinoids such as CBD for the treatment of inflammatory diseases and pain. These development efforts are a result of a 20-year collaboration between Prof. Feldmann, who discovered and commercialized anti-TNF therapy for treatment of RA and subsequently a number of inflammatory diseases, which is currently the best-selling drug class in the world, and Prof. Mechoulam, who was a world leading expert in cannabis chemistry who successfully identified THC, CBD and, subsequently, the endocannabinoids. We are working with a research team based at the Kennedy Institute at Oxford, consisting of Prof. Feldmann, Prof. Richard Williams and others, and a research team based at Hebrew University, consisting of Prof. Avi Domb, Prof. Amnon Hoffman and others, to generate new drugs, test them, and optimize their uptake and delivery to disease targets. The aim is to develop novel, orally active analgesic and anti-inflammatory medications based on synthetic compounds to target chronic diseases. We term these synthetic compounds generically as “synthetic CBD analogs” (“SCAs”). Our primary development targets are arthritis and chronic and recurrent pain, while our secondary development targets are diabetes/diabetic neuropathy, fibromyalgia, multiple sclerosis, obesity and fatty liver disease.

No regulatory approvals have been sought or obtained from appropriate authorities at this time for any products or indications under the SCAs platform.

α7nAChR Platform

Our α7nAChR platform began at our wholly-owned subsidiary, Katexco, where its founders identified α7nAChR as a key receptor for the amyloid proteins associated with diseases like Alzheimer’s and Parkinson’s Disease. α7nAChR is expressed on the surface of both neuronal cells in the brain and on important cells of the immune system. The research conducted by Dr. Jonathan Rothbard and Prof. Steinman has shown that small molecules available as drugs taken by mouth can engage this receptor and potentially reduce inflammatory diseases. Dr. Rothbard and Prof. Steinman have also shown that α7nAChR is critical in reducing disease animal models of multiple sclerosis and RA, as well as heart attack and stroke. Our α7nAChR product development platform is currently focused on developing α7nAChR agonists for the treatment of inflammatory diseases, initially ulcerative colitis induced after cessation of smoking.

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

For the Phase 2a trial, we recruited 28 patients, eight assigned to the 15 milligrams (mg), 12 to the 35 mg and eight to the 40 mg adalimumab cohorts. There was no change in mRNA levels for ACTA2, COL1A1, COL3A1 and CDH11. Levels of α-SMA protein expression in patients treated with 40 mg adalimumab (1.09 ± 0.09 ng per μg of total protein) were significantly lower (p = 0.006) compared to placebo treated patients (1.51 ± 0.09 ng/μg). The levels of procollagen type I protein expression were also significantly lower (p = 0.019) in the subgroup treated with 40 mg adalimumab (474 ± 84 pg/μg total protein) compared with placebo (817 ± 78 pg/μg). There were two serious adverse events, both considered unrelated to the study drug. In this dose-ranging study, injection of 40 mg of adalimumab in 0.4 ml resulted in down regulation of the myofibroblast phenotype as evidenced by reduction in expression of α-SMA and type I procollagen proteins at 2 weeks.

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

The Phase 2b clinical trial for early-stage Dupuytren’s Contracture has been completed. On December 1, 2021, the Company announced top line data from the trial, which indicates that the primary end point of nodule hardness and the secondary end point of nodule size on ultrasound scan were met with statistically significant differences. There were no related severe adverse events. The full results have been published in the Lancet Rheumatology publication on April 29, 2022.

Other Product Candidates or Indications

In addition to the potential treatment, we are developing for Dupuytren’s Contracture described above, we are seeking to repurpose anti-TNF for use as a treatment for other fibrotic conditions such as frozen shoulder. Prof. Feldmann’s previous work in the 1980’s demonstrated that anti-TNF is an effective anti-inflammatory with many possible uses, and it was subsequently approved for various forms of inflammatory arthritis and inflammatory bowel disease (IBD), as well as other indications. This has since created what is currently the best-selling drug class in the world, anti-TNF therapeutics, which, according to a Research Reports World report published on November 3, 2022, was valued at $42.7 billion in 2022. By using a well-known and extensively used therapeutic, adalimumab, the research and development process may be truncated because of existing product information relating to safety, as the drug has been widely used over the past 20 years in millions of patients.

Frozen Shoulder

Frozen shoulder, also referred to as adhesive capsulitis, is an extremely painful and debilitating condition that affects an individual’s everyday activities, including sleep. According to the National Institute of Health, frozen shoulder is most common in people between the ages of 40 and 60. It is estimated that 2 to 5% of the population are affected by frozen shoulder at some point, and it is somewhat more common in women than in men. People with diabetes are particularly likely to develop a frozen shoulder: About 10 to 20% of them get it, but it is not yet known why this happens. In addition, approximately 20% of people suffering from a frozen shoulder will develop the same problem in their other shoulder. According to an article published in Shoulder & Elbow in 2010, it is estimated that up to 30% of patients with diabetes develop frozen shoulder, and the symptoms tend to be more persistent and recalcitrant in this group.

During the pain predominant inflammatory phase, patients are typically treated with analgesics, physiotherapy and corticosteroid injections. Patients with persistent stiffness may be referred to secondary care for capsular release by manipulation under anesthesia, hydrodilatation or surgical arthroscopy. To our knowledge, there is currently no approved targeted therapy, and in conjunction with the National Institute for Health Research (U.K.), we are investigating the feasibility of recruiting patients during the early pain-predominant inflammatory phase of the disease and delivery of a local injection of anti-TNF. The set-up stage for this Phase 2 clinical trial for the local injection of anti-TNF for frozen shoulder started in June 2021. A £250,000 grant has been awarded from NIHR to the University of Oxford to support execution and clinical trial sites are being identified. The Company is providing additional funding to support this trial. The recruitment of men and women across England with early-stage Frozen shoulder for a trial to determine the feasibility of conducting a large randomized controlled trial to assess whether an intra-articular injection of anti-TNF (Adalimumab) can reduce pain and improve function in people with pain predominant early-stage frozen shoulder, which was called the Anti-Freaze-F trial, began in May 2022. The Anti-Freaze-F trial was being run by the University of Oxford and originally sought to recruit 84 participants. Following delays in gaining approvals due to backlogs in the NIHR system due to COVID-19 and consequential staff vacancies, nine participants were recruited for participation in the trial through mid-February 2023. Subsequently, the NIHR’s Research Recovery and Reset program identified the trial as slow moving, due to the considerable challenges we faced to open recruitment sites and enroll sufficient participants during COVID-19. Therefore, the NIHR asked the chief investigators to close the trial for further recruitment. The participants enrolled to date will receive their injections and follow up according to the established protocol. The Company had previously requested a no-cost extension, which was denied. The result of the closure of the trial means that another trial will likely need to be undertaken at a future time to recruit additional participants.

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

To our knowledge, there is no current approved treatment for individuals with NASH. We therefore believe that there is a large potential market for the creation of an effective preventative treatment. According to Allied Market Research, the market for treating liver fibrosis was approximately $13 billion in 2018 and is projected to rise to approximately $20 billion in 2022, rising at a compounded annual growth rate (CAGR) of over 11% per year. We initiated preclinical studies for NASH based on human liver samples during the second quarter of 2020.

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

Hip fractures are one of the main challenges facing elderly patients and healthcare systems. According to an article published in The Lancet Public Health in 2017, hip fractures are associated with an average loss of 2.7% of the healthy life expectancy in the middle-aged and older population in the U.S. and Europe. People suffering hip fracture have a mean age of 83 years, are frail, and two-thirds are women. They suffer a 30-day mortality of 7% and experience a persistent reduction in their health-related quality-of-life similar to that of a diagnosis of Parkinson’s disease or multiple sclerosis. According to various studies, POCD is developed in 13-40% of patients following cardiac surgery. With 500,000 open heart surgeries and 450,000 hip surgeries in the USA each year, in advanced age patients, a beneficial therapy to treat POCD would be a significant benefit to these patients. We plan to initiate a Phase 2 study using anti-TNF for POCD and start patient recruitment during the second or third quarter of 2023. An issued patent to protect this potential use has been licensed from The Kennedy Trust for Rheumatology Research.

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

For the SCA program, we have agreements in place with Hebrew University and Oxford, pursuant to which we intend to conduct research to develop and characterize novel SCAs for the treatment of certain target indications, and to perform early-phase clinical trials. Through the Research Agreements with Hebrew University and Oxford, we established research facilities at the Hebrew University and Oxford, in which the development and testing of new cannabinoids designed and synthesized at the Hebrew University will be facilitated. The labs at the Hebrew University will synthesize the chemical compounds and perform preliminary efficacy and safety studies.

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

The focus of the research is the development of safe and well-tolerated compounds with analgesic and immunomodulatory activity and with the capacity to synergize with current therapies, which target downstream inflammatory processes. After conducting initial research and development, we selected the most promising of the chemical derivatives to move into Phase 1/2 clinical trials, pending successful toxicity studies. In addition, we have identified two lead solid dosage oral formulations of CBD from animal studies, and preparations are underway to facilitate pharmacokinetic analysis in healthy human volunteers.

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

As consideration for the 2018 Hebrew License, CBR Pharma paid Yissum a license fee of $75,000 and agreed to continue to pay an annual license maintenance fee (the “License Maintenance Fee”) of $50,000, beginning on May 1, 2019 and thereafter on the first day of May each year. The License Maintenance Fee is non-refundable but may be credited each year against royalties on account of net sales of products made from May 1 to April 30 of each year.

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

In the event of a sale by CBR Pharma stockholders of their common shares or the transfer or assignment of the 2018 Hebrew Agreement, CBR Pharma is obligated to pay Yissum a fee of 5% of the consideration received by CBR Pharma pursuant to such corporate transaction. In the event of an initial public offering, or a go-public event, CBR Pharma was obligated to issue registered common shares to Yissum equal to 5% of the issued and outstanding common shares, on a fully-diluted basis, concurrently with the closing of such transaction. The Business Combination that was consummated on November 6, 2020, was considered a go-public event, pursuant to which the Company issued 12,028 of its common shares to Yissum prior to the closing of the Business Combination. See Note 11 - Commitments and Contingencies and Note 12 – Stockholders’ Equity of the financial statements for the fiscal period ended December 31, 2022 included herein for more information on the shares issued to Yissum as per the research and license agreement.

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

Pursuant to the 2019 Hebrew Agreement, notwithstanding the grant of the 2019 Hebrew License, Yissum, on behalf of Hebrew University, will retain the right to (i) make, use and practice the 2019 Hebrew Licensed Technology for Hebrew University’s own research and educational purposes, but not for commercial purposes, and subject to the maintenance of confidentiality for any know-how or unpublished patent information contained in the 2019 Hebrew Licensed Technology; (ii) license or otherwise convey to other academic and not-for-profit research organizations the 2019 Hebrew Licensed Technology for use in non-commercial research and subject to the maintenance of confidentiality for any know-how or unpublished patent information contained in the 2019 Hebrew Licensed Technology; and (iii) license or otherwise convey the 2019 Hebrew Licensed Technology to any third party for research or commercial applications outside the 2019 Field, subject to the maintenance of confidentiality for any know-how or unpublished patent information contained in the 2019 Hebrew Licensed Technology.

The 2019 Hebrew Agreement further provides that CBR Pharma is entitled to grant one or more sublicenses to the 2019 Hebrew Licensed Technology for exploitation in the 2019 Field.

All right, title and interest in and to the 2019 Hebrew Licensed Technology vests solely in Yissum, and CBR Pharma will hold and make use of the rights granted pursuant to the 2019 Hebrew License solely in accordance with the terms of the 2019 Hebrew Agreement.

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

On January 1, 2020, CBR Pharma and Yissum entered into the first amendment to the 2018 Hebrew Agreement, which provided for additional research to be done at Yissum on new derivatives of certain molecules. Pursuant to the terms of the First Amendment, the Company will pay Yissum $200,000 per year plus 35% additional for University overhead for the additional research performed by each professor over an 18-month period, starting May 1, 2019. The additional research ended in April 2021 and further preclinical work is expected to be undertaken following research and development of a potentially successful drug delivery method, which is in its late stage development.

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

Pursuant to the First Oxford Agreement, each payment is to be made to ISIS Innovation (now Oxford University Innovation) at different milestones of the project, outlined below:

Milestone	Milestone Fee
Minimum investment completed	£10,000
Initiation of Phase 2 trial for a licensed product	£10,000
Initiation of Phase 3 trial for a licensed product	£10,000
Registerable Phase 3 trial primary endpoint achieved for a licensed product	£20,000
Any issued U.S. patent of the licensed intellectual property rights	£5,000
Approval by FDA of a New Drug Application (“NDA”) filed by 180 LP or one of its sub-licensees for a licensed product	£30,000
Approval by EMA of an MAA filed by 180 LP or one of its sub-licensees for a licensed product	£30,000
First commercial sale of a licensed product by 180 LP or any sub-licensee in the U.S.	£50,000
First commercial sale of a licensed product by 180 LP or any sub-licensee in the EU	£50,000

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

On July 25, 2018 (the “Stanford Effective Date”), Katexco exercised the Stanford Option, and entered into an exclusive license agreement (the “Stanford License Agreement”) with Stanford, pursuant to which Katexco was granted the rights to certain U.S. patents related to (i) alpha B-crystallin as a therapy for autoimmune demyelination and (ii) peptides as short as six amino acids that form amyloid fibrils that activate B-1 cells and macrophages and are anti-inflammatory and therapeutic in autoimmune and neurodegenerative diseases (the “Stanford Licensed Patents”). Through the Stanford License Agreement, Katexco established research facilities at Stanford. We will support the clinical development of the lead compound(s), culminating in Phase 1 and Phase 2 clinical trials to establish potential clinical utility in ulcerative colitis indications.

Under the Stanford License Agreement, no rights of Stanford, including intellectual property rights, are granted to Katexco other than those rights granted under the Stanford Licensed Patents.

As consideration for the grant of the Stanford Licensed Patents, Katexco paid Stanford an initial fee of $50,000, inclusive of the Option Payment. The Company also issued 5,574 common shares to Stanford and provided a letter stating the value of such shares. A portion of the shares issued to Stanford were later distributed to five individuals, including our Chief Scientific Officer and co-chairman.

Beginning upon the first anniversary of the Stanford Effective Date and each anniversary thereafter, Katexco will pay Stanford an annual license maintenance fee of $20,000 on the first and second anniversaries and $40,000 on each subsequent anniversary. Furthermore, Katexco is obligated to make the following payments, including (i) $100,000 upon initiation of Phase 2 trial, (ii) $500,000 upon the first FDA approval of a product (the “Licensed Product”) resulting from the Stanford Licensed Patents, and (iii) $250,000 upon each new Licensed Product thereafter. Royalties, calculated at 2.5% of net sales (calculated as gross revenue received by Katexco or its sublicensees, their distributors or designees, from the sale, transfer or other disposition of products based on the Stanford Licensed Patents minus 5%), will be payable to Stanford. In addition, Katexco has reimbursed Stanford $51,385 to offset the Stanford Licensed Patent’s patenting expenses and will reimburse Stanford for all Stanford Licensed Patent’s patenting expenses, including any interference and or re-examination matters, incurred by Stanford after March 3, 2018.

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

The Evotec Agreement is subject to a minimum payment of $4,937,500 and a maximum payment of $5,350,250 to Evotec. This program was paused in mid-2019 and the Company expects to re-engage with Evotec in 2023. As of December 31, 2022, the Company has made payments to Evotec in the amount of approximately $1.1 million.

The Petcanna Agreement

On August 20, 2018, we entered into a sublicense agreement with Petcanna Pharma Corp. (“Petcanna”), a private company which was founded by Prof. Sir Marc Feldmann (our Co-Executive Chairman), and Yissum (the “Petcanna Agreement”).

Under the Petcanna Agreement, we granted Petcanna an exclusive, worldwide, non-transferable, non-sublicensable sublicense to make commercial use of certain patents related to cyclohexenyl compounds and listed in the Petcanna Agreement (the “Petcanna IP”) in order to develop, manufacture, market, distribute or sell products that incorporate the Petcanna IP in products that are intended for the treatment of veterinary medical conditions, initially osteoarthritis.

As consideration for the sublicense, Petcanna agreed to issue to us approximately 9,000,000 of Petcanna’s common shares in the fourth quarter of 2018. As of the date of this filing, Petcanna has not issued shares to any shareholder and has not commenced operations. We intend to retain 85% of such shares and transfer 15% of such shares to Yissum. In the event that Yissum does not accept such shares, we will have an obligation to pay Yissum 15% of the-then current fair market value of such shares. Petcanna will also pay a 1% royalty to us on Petcanna’s net sales of products that incorporate the Petcanna IP.

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

Kinexum Agreement

On January 13, 2023, we entered into a contract with Kinexum in the ordinary course of business (the “MSA”). Pursuant to the MSA, Kinexum will provide assistance to the Company in connection with the Conditional Marketing Authorisation (CMA) and Marketing Approval Application (MAA) which the Company expects to submit to the MHRA in connection with the Company’s planned use of adalimumab to treat progressive early-stage Dupuytren’s disease. Including the costs associated with the Kinexum contract, the Company anticipates that it will spend approximately $900,000 to $1,000,000, cumulative in the three quarters ending September 30, 2023 for activities associated with the MHRA filing and other regulatory preparation.

Consulting Agreements

The Consulting Agreements are each described below.

Prof. Jagdeep Nanchahal Consulting Agreement

On February 25, 2021, we (and CannBioRex Pharma Limited, which was added as a party to the agreement later), entered into a Consultancy Agreement dated February 22, 2021, and effective December 1, 2020, with Prof. Jagdeep Nanchahal (as amended, the “Consulting Agreement”). Prof. Nanchahal has been providing services to the Company and/or its subsidiaries since 2014 and is currently a greater than 5% stockholder of the Company and the Chairman of our Clinical Advisory Board.

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

In consideration for providing the Services, the Company (through CannBioRex Pharma Limited) agreed to pay Prof. Nanchahal 15,000 British Pounds (GBP) per month (approximately $20,800) during the term of the agreement, increasing to GBP 23,000 (approximately $32,000) on the date (a) of publication of the data from the phase 2b clinical trial for Dupuytren’s Contracture (RIDD) and (b) the date that the Company has successfully raised over $15 million in capital. The fee will increase annually thereafter to reflect progression in other clinical trials and laboratory research as approved by the board of directors. The Company also agreed to pay Prof. Nanchahal a bonus (“Bonus 1”) in the sum of GBP 100,000 upon submission of the Dupuytren’s Contracture clinical trial data for publication in a peer-reviewed journal, which submission occurred in December 2021, and which bonus was paid in December 2021. In addition, for prior work performed, including completion of the recruitment to the RIDD (Dupuytren’s) trial, the Company agreed to pay Prof. Nanchahal GBP 434,673 (approximately $605,000) (“Bonus 2”). At the election of Prof. Nanchahal, Bonus 2 shall be paid at least 50% (fifty percent) or more, as Prof. Nanchahal elects, in shares of the Company’s common stock, at a share price of $60.00 per share, or the share price on the date of the grant, whichever is lower, with the remainder paid in GBP. Bonus 2 shall be deemed earned and payable upon the Company raising a minimum of $15 million in additional funding, through the sale of debt or equity, after December 1, 2020 (the “Vesting Date”) and shall not be accrued, due or payable prior to such Vesting Date. Bonus 2 shall be payable by the Company within 30 calendar days of the Vesting Date. Finally, Prof. Nanchahal shall receive another one-time bonus (“Bonus 3”) of GBP 5,000 (approximately $7,000) on enrollment of the first patient to the phase 2 frozen shoulder trial, and another one-time bonus (“Bonus 4”) of GBP 5,000 (approximately $7,000) for enrollment of the first patient to the phase 2 delirium/POCD trial. On March 30, 2021, the Company issued Prof. Nanchahal 5,035 shares of Company common stock in lieu of GBP 217,337 and on April 15, 2021, the Company issued Prof. Nanchahal 1,886 shares of Company common stock in lieu of GBP 82,588. The Company also waived the requirement for the Company having to raise $15 million in order for Prof. Nanchahal to agree to receive an aggregate of GBP 300,000 via the issuance of shares. Prof. Nanchahal agreed that the remaining GBP 134,673 that is due pursuant to Bonus 2 shall be paid after the Company has raised a minimum of $15 million in additional funding. On August 23, 2021, at the request of Prof. Nanchahal, the Company agreed to issue Prof. Nanchahal 3,077 shares of common stock in consideration for the remaining 31% (or 134,749 GBP, or $184,606) of Bonus 2, based on a $60.00 per share price. The shares were issued under the Company’s 2020 Omnibus Incentive Plan, which has been approved by stockholders.

Effective on April 27, 2022, we and CannBioRex entered into a Second Amendment to Consulting Agreement with Prof. Jagdeep Nanchahal (the “Second Nanchahal Amendment”). Pursuant to the Second Nanchahal Amendment, Prof. Nanchahal agreed that upon acceptance of the data for the phase 2b clinical trial for Dupuytren’s disease for publication (which occurred March 1, 2022, subject to editing and final approvals), his monthly fee was increased to £23,000, provided that £4,000 of such increase shall be accrued and £19,000 per month of such fees shall be payable per the payroll practices of the Company in cash by the Company starting effective March 1, 2022, and until the earlier of (a) November 1, 2022 or (b) such time as the Board of Directors determines that the Company has sufficient cash on hand to pay such Accrued Amounts, which the Company expects will not be until it has raised a minimum of $15,000,000 (the “Funding Determination Date”), at which time all accrued amounts shall be due.

On December 28, 2022, we and CannBioRex, entered into a Third Amendment to Consultancy Agreement with Prof. Nanchahal (the “Third Nanchahal Amendment”). The Third Nanchahal Amendment amended the Consultancy Agreement to provide that the monthly cash fee payable to Prof. Nanchahal pursuant to such agreement would remain at its then current rate, £23,000 per month, through December 31, 2022, and then increase to £35,000 per month during the term of the Consultancy Agreement from January 1, 2023, until the end of the term of the Consultancy Agreement (collectively, the “Fee”). The Third Nanchahal Amendment also provided that the Fee will be adjusted yearly with the recommendation of the Board of Directors or the Compensation Committee of the Company, which will consider in its determination of the amount of such increase, the U.K. consumer price index and Prof. Nanchahal’s contributions to advancing the Company’s mission, among other things. The Third Nanchahal Amendment also provided that in the event the Consultancy Agreement is terminated by the Company for any reason other than cause, Prof. Nanchahal is entitled to a lump sum payment of 12 months of his monthly fee as at the date of termination.

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

Prof. Sir Feldmann is also prohibited for 12 months following termination (the “Post-Termination Period”) be involved in any capacity with a competing business or potential joint venture in the United Kingdom or in any other country. During the Post-Termination Period, he may not solicit business from CannBioRex and its affiliates’ customers; or any company with whom he was activity involved in the course of his employment; or about which he holds confidential information. Prof. Sir Feldmann further covenants to not interfere with CannBioRex’s business relationships by inducing or attempting to induce suppliers to take adverse actions during the Post-Termination Period. He also agrees not to induce or attempt to induce any CannBioRex employee to leave the company during the Post-Termination Period. The Feldmann Employment Agreement contains customary non-disclosure and confidentiality obligations, sick leave and vacation time.

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

Effective on April 27, 2022, CannBioRex and Prof. Sir Feldmann entered into an amendment to the consulting agreement, pursuant to which the parties agreed effective March 1, 2022, that Sir Feldmann’s salary would be reduced by $225,000 (100%), and that such reduced amounts would be accrued and paid on the Funding Determination Date.

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

The Company agreed to pay Dr. Steinman $225,000 per year during the term of the agreement, along with a one-time payment of $43,750, representing the difference between his old compensation and new compensation, dating back to April 1, 2021. Pursuant to the Consulting Agreement, Dr. Steinman agreed to not compete against the Company, unless approved in writing by the Board of Directors, during the term of the agreement, and also agreed to certain customary confidentiality provisions and assignment of inventions requirements. The Consulting Agreement also has a 12-month non-solicitation prohibition following its termination.

On December 8, 2021, Dr. Steinman was also granted stock options to purchase 1,250 shares of the Company’s common stock, which have a term of 10 years; an exercise price equal to the fair market value of the Company’s common stock on the date of grant, $79.00 per share, and are subject to the Company’s 2020 Omnibus Incentive Plan. In addition, beginning in calendar year 2022, for each year during the Term of the Consulting Agreement, the Company will, subject to future approval by the Board, grant Dr. Steinman $125,000 of value of equity compensation. Future equity grants will vest over a 48-month period and be in accordance with the Plan. Timing of the future grants, nature of the equity grants (e.g., RSU, PSU, restricted stock, etc.) and any changes in the value of future equity will be recommended by the Company’s Compensation Committee and/or Audit Committee and approved by the Board.

Effective on April 27, 2022, the Company and Dr. Steinman entered into an amendment to the consulting agreement, pursuant to which the parties agreed effective March 1, 2022, that Dr. Steinman’s salary would be reduced by $56,250 (25%), and that such reduced amount would be accrued and paid on the Funding Determination Date.

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary elements of our product candidates, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights. We have sought, and will continue to seek, patent protection in the U.S., U.K., Europe and other countries for our proprietary technologies. Our intellectual property portfolio as of March 31, 2023 includes sixteen patent families with issued and/or pending claims, pharmaceutical formulations, drug delivery and the therapeutic uses of SCAs, as well as know-how and trade secrets, when including patents held by our partners of which we have exclusive rights.

Within the U.S., we and/or our partners have licensed twelve issued patents and twelve pending patent applications under active prosecution. Outside of the U.S., assuming the E.U. as a single jurisdiction, there are an additional twelve issued patents and 23 pending patent applications under active prosecution. Our policy is to seek patent protection for the technology, inventions and improvements that we consider important to the development of our business, but only in those cases where we believe that the costs of obtaining patent protection is justified by the commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities. We also rely on trademarks, trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

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

Dupuytren’s Contracture

Our treatment is for early-stage Dupuytren’s Contracture, for which, to our knowledge, there is no approved treatment. Existing treatments focus on late stage Dupuytren’s Contracture, when the fingers are irreversibly curled into the palm. Surgery remains the typical standard treatment, but the relatively long post-operative rehabilitation has driven the reach for less invasive techniques. Xiaflex, a drug developed by Auxilium, has shown effective in treating patients with developed contractures although many patients experience relatively mild side effects. An alternative approach is disruption of the late-stage cords with a needle and data from a comparative clinical trial published in the Journal of Bone and Joint Surgery (American) in 2018 showed similar recurrence rates between collagenase and percutaneous needle fasciotomy at 2 years. A clinical trial funded by the National Institute for Health Research Health Technology Assessment Programme (U.K.) is currently underway in the U.K., comparing the cost efficacy of surgery for Dupuytren’s Contracture with collagenase treatment. The aims of the study are to determine (i) whether collagenase injections are as effective and as safe as surgery for treating this condition and (ii) the costs of both treatments.

SCAs

Following the acquisition of GW Pharmaceuticals PLC and its Epidiolex (cannabidiol) and Sativex (THC & CBD) franchises, by Jazz Pharmaceuticals (Ireland), Jazz Pharma has become the prominent player in the cannabidiol space.  Epidiolex is an oral cannabidiol solution approved for treating seizures in a range of childhood epileptic diseases, including Dravet’s syndrome (formerly known as severe myoclonic epilepsy of infancy), Rett Syndrome, and Lennox-Gastaut Syndrome. Jazz Pharma is exploring whether Epidiolex is effective in Sturge-Weber Syndrome, in which abnormal development of blood vessels leads to defects in the brain, skin, and eyes from birth, and more broadly in Autism Spectrum Disorder. Clinical trials sponsored by Jazz Pharma testing effectiveness of Epidiolex in autoimmune diseases such as multiple sclerosis, ulcerative colitis, and Crohn’s Disease are ongoing. Collectively, these efforts represent the most extensive cannabidiol clinical program.

To our knowledge, multiple companies are working in the cannabis therapeutic area and are pursuing regulatory approval for their product candidates, including:

●	Cardiol Therapeutics (Canada) which is evaluating the effectiveness of their oral CBD liquid formulation on myocardial recovery in patients presenting with acute myocarditis.

●	Zynerba Pharmaceuticals (Pennsylvania) which focuses on pharmaceutically produced transdermal cannabinoid therapies for rare and near-rare neuropsychiatric disorders. Zynerba currently is evaluating ZygelTM, a patent-protected transdermal CBD gel for the treatment of Fragile X syndrome, for which it filed an NDA with the FDA, developmental and epileptic encephalopathies, 22q deletion syndrome, and Autism Spectrum Disorder.

●	Orcosa, (New Jersey) which is testing their CBD, Oravexx (oral disintegrating tablets), to manage pain and inflammation with the hope of reducing clinical reliance on opioids. The particular indication is pain associated with osteoarthritis in the knee in a Phase 2 trial.

●	Stero Biotechs (Israel) which sponsored a phase II trial in GVHD demonstrating that CBD administration (synthetic CBD in olive oil), either enhanced the therapeutic effect of steroids or reduced the steroid dosage while maintaining or improving the steroid’s original therapeutic effect. Additional clinical trials are a Phase IIa, multi centered trial in steroid dependent Crohn’s disease, a Phase IIa trial in chronic urticaia (Hives), and Phase I/II trial in severe Covid-19.

a7nAChR

Antibodies selective for TNFa (Humira) or TNFa receptor (Remicade) and nucleic acid aptamers are injectable reagents, which by their inherent nature have clinical limitations. An orally bioavailable inhibitor of TNFa is a natural complementary reagent to the antibody or aptamer strategy. This is particularly attractive if the mode of action differs between the varying therapeutic reagents. The antibodies and aptamers both are designed to interfere with TNFa signaling, whereas the orally bioavailable drug is an a7 nicotinic acetyl choline receptor agonist known to activate the vagus nerve and the brain- immune system interface.

The 180LS program to develop an orally bioavailable inhibitor of TNFa secretion has significant competition. The most prominent is the collection of Jak inhibitors (Xeljanz, Cibinqo, Olumiant, Rinvoq and Jyseleca) approved for treatment of rheumatoid arthritis, psoriatic arthritis, juvenile idiopathic arthritis, axial spondyloarthritis, ulcerative colitis, atopic dermatitis and alopecia areata. The mode of action is the inhibition of the Jak-Stat pathway principally in cells of the macrophage lineages known to secrete a variety of proinflammatory cytokines including TNFa. The commercial success of these reagents provides practical support for the importance of developing an orally bioavailable product. These drugs are not involved in acetylcholine receptor pathway. Attenua Pharma, a small biotechnology that was using an α7nAChR agonist, bradanicline, in Phase 2 clinical trials for chronic cough was acquired by Coda therapeutics and this program has been discontinued.

The electroceutical companies can be viewed as competition, or a vast proof-of-concept. Because in many respects, the α7nAChR program can be considered as a chemical stimulation of the vagus nerve, and each of the indications benefiting from electrical stimulation, should be amenable to chemical stimulation. To our knowledge, the company closest to an approved product for inflammatory indications is SetPoint Medical Corporation, which has active for inflammatory bowel disease and rheumatoid arthritis. Their device is a miniaturized stimulator implant, which is surgically placed under general anesthesia on the vagus nerve through a small incision on the left side of the neck. An unexpected result is that a short electrical pulse leads to an extended period of reduction of inflammatory cytokines, of the order of 8-10 hours.

A final consideration is that each of the large pharmaceutical companies that initially developed α7nAChR agonists could revitalize their programs and use their drugs in clinical trials for inflammatory indications.

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

Government Regulation

We have obtained regulatory approvals from the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) and the Dutch Centrale Commissie Mensgebonden Onderzoek (CCMO), as well as from the relevant accredited ethics committees, in order to perform clinical trials in the U.K. and The Netherlands solely for indications under the anti-TNF platform. Following the successful results of the Phase 2b Dupuytren’s Contracture clinical trial, we are preparing a conditional marketing authorization application to be filed with the MHRA. We have not held any meetings with, and no applications or requests for approval have been submitted to, the U.S. Food and Drug Administration (“FDA”) for any indications or products under the anti-TNF platform at this time.

FDA Approval Process

In the U.S., pharmaceutical products, including drugs and biologics, are subject to extensive regulation by FDA. Under the U.S. Federal Food, Drug, and Cosmetic Act (the “FDC Act”), a “drug” is defined to include “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” 21 USC 321(g). Like all drugs, biological products are also used for the treatment, prevention or cure of disease in humans. However, in contrast to chemically synthesized small molecular weight drugs, which have a well-defined structure and can be thoroughly characterized, biological products are generally derived from living material, such as human, animal, or microorganism, are complex in structure, and thus are always fully characterized.  The U.S. Public Health Servicer Act (the “PHS Act”) defines a biological product as a “virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, or analogous product … applicable to the prevention, treatment, or cure of a disease or condition of human beings.” 42 USC 262(i). FDA regulations and policies have established that biological products include blood-derived products, vaccines, in vivo diagnostic allergenic products, immunoglobulin products, products containing cells or microorganisms, and most protein products.  Biological products subject to the PHS Act also meet the definition of drugs under the FDC Act. Biological products are a subset of drugs, and therefore both are regulated under provisions of the FDC Act.  However, only biological products are licensed under section 351 of the PHS Act, although some therapeutic protein products have been approved under section 505 of the FDC Act rather than the PHS Act.)

The FDC Act, PHS Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of drugs and biologics. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to approve pending NDAs or the FDA’s Biologics License Application (BLAs) or supplements to approved NDAs/BLAs, withdrawal of approvals, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Pre-clinical tests include laboratory evaluation of product candidate chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including FDA’s Good Laboratory Practice (“GLP”), Good Clinical Practice (“GCP”), and Good Manufacturing Practice regulations (“GMP”) regulations and the U.S. Department of Agriculture’s regulations implementing the Animal Welfare Act of 1996. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product candidate chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

In response to specific requirements set forth in the 21st Century Cures Act to address the need for greater patient participation in drug development and evaluation, the FDA has issued its Plan for Issuances of Focused Drug Development Guidance, pursuant to which the FDA will issue a series of guidances intended to address, in a stepwise manner, how stakeholders can collect and submit patient experience data and other relevant information from patients and caregivers for medical product development and regulatory decision making. The guidances are expected to facilitate the advancement and use of systematic approaches to collect and use robust and meaningful patient and caregiver input that can better inform medical product development and regulatory decision making. To date, the FDA has issued three of the planned four guidances on these issues. We expect the issue of patient-centric drug development and evaluation to increase in priority and be more of a factor in clinical trial design, moving forward.

After completion of the required clinical testing, a New Drug Application (“NDA”)/BLA is prepared and submitted to the FDA. The FDA approval of the NDA/BLA is required before marketing of the product candidate may begin in the U.S. The NDA/BLA must include the results of all pre-clinical, clinical, and other testing and a compilation of data relating to the product candidate’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA/BLA is substantial. Under federal law, the submission of most NDAs/BLAs is also subject to an application user fee, which, for the fiscal year 2023, is in the amount of approximately $3.2 million (where clinical data is required).

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

Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product candidate unless compliance with GMPs, is satisfactory and the NDA/BLA contains data that provide substantial evidence that the drug is safe and effective, or the biologic meets the standards for safety, purity, and potency in the indication studied.

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

An approval letter authorizes commercial marketing of the drug/biologic with specific prescribing information for specific indications. As a condition of NDA/BLA approval, the FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”), to help ensure that the benefits of the drug/biologic outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and Elements to Assure Safe Use (ETASU). ETASU can include, but is not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug/biologic. Moreover, product candidate approval may require substantial post approval testing and surveillance to monitor the drug’s/biologic’s safety or efficacy. Once granted, product candidate approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

During the declaration of the COVID public health emergency FDA has been exercising enforcement discretion with respect to certain classes of products and has provided for the issuance of Emergency Use Authorizations (EUAs) which have enabled a number of products to enter the market without formal conventional FDA clearance or approval, and has also drawn FDA resources away from non-COVID related products. The U.S government has since declared the termination of the public health emergency effective May 11, 2023, and thus products authorized by EUAs or afforded enforcement discretion based on the COVID emergency will likely return to conventional clearance and approval requirements.

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

In addition, the 21st Century Cures Act created the Regenerative Medicine Advanced Therapy (RMAT) designation. RMAT applies to regenerative medicines as a class. Sponsors of certain cell therapies, therapeutic tissue engineering products, human cell and tissue products, and certain combination products may obtain the RMAT designation for their drug product if the drug is intended to treat serious or life-threatening diseases or conditions and if there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for that disease or condition. Sponsors may make such a request with or after submission of an investigational new drug application.

Sponsors of RMAT-designated products are eligible for increased and earlier interactions with the FDA, similar to those interactions available to sponsors of breakthrough-designated therapies. In addition, they may be eligible for priority review and accelerated approval. The meetings with sponsors of RMAT-designated products may include discussions of whether accelerated approval would be appropriate based on surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites.

Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S. and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the U.S.

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

Pediatric exclusivity is another type of non-patent exclusivity in the U.S. that may be granted if certain FDA requirements are met, such as the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits, and the applicant agrees to perform and report on FDA-requested studies within a certain time frame. Pediatric exclusivity adds a period of six months of exclusivity to the end of all existing marketing exclusivity and patents held by the sponsor for that active moiety. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application relying on the NDA or BLA sponsor’s data.

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

Biologic Patent Information

In contrast to small molecule drugs, for which applicants are required to submit patent information with their NDAs and certain supplements, an applicant seeking licensure of a biological product need not submit patent information in its BLA or supplements.  Also, unlike small molecule drugs, for which the approvability of ANDAs and 505(b)(2) NDAs is impacted by the status of listed patents for the reference NDA drug product, the approvability of section 351(k) applications for biosimilar products is presently delinked from the various processes for resolving patent disputes.  Biosimilar applicants have a choice whether to engage in the patent litigation provisions of the Biologics Price Competition and Innovation Act (BPCIA), colloquially known as the “patent dance,” to identify and litigate a defined list of patents. However, unlike the listing of small molecule reference listed drugs and patents in the “Orange Book,” there had not been a process for listing patents in the FDA’s List of Licensed Biological Products, commonly known as the “Purple Book.” However, in December 2020 Congress enacted the Biological Product Patent Transparency Act (“BPPT”) (originally introduced as the Purple Book Continuity Act created section 351(k)(9) of the PHS Act. That section requires that a biological product reference sponsor that provides a biosimilar applicant with a patent list as part of the “Patent Dance” BPCIA patent litigation process must now submit those lists to the FDA within 30 days, and further, as of June 2021 the FDA is required to make those lists (along with any revisions or updates) public in the Purple Book database.

Patent Term Extension

After NDA or BLA approval, owners of relevant drug or biologic patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the product’s testing phase — the time between IND submission and NDA or BLA submission — and all of the review phase — the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

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

Controlled Substances

The Controlled Substances Import and Export Act, as amended (“CSA”) and the implementing regulations impose registration, security, recordkeeping and reporting, storage, manufacturing, distribution, dispensing, importation and other requirements on controlled substances under the oversight of the U.S. Drug Enforcement Administration (“DEA”). The DEA is the federal agency, responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion and abuse of controlled substances.

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

In addition, individual states have their own distinct controlled substance laws and regulations, including licensure, distribution, dispensing, recordkeeping and reporting requirements for controlled substances. State boards of pharmacy or similar authorities regulate use of controlled substances in each state. Failure to comply with applicable requirements, such as the loss or diversion of controlled substances, can result in administrative fines, suspension or revocation of licenses, and civil and criminal liabilities.

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

Clinical Trials and Marketing Approval

Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In the EU/EEA, for example, a clinical trial application (a “CTA”), must be submitted via a single-entry portal for all clinical trials conducted in the EU/EEA (the “CTIS”). Once the CTA is approved in accordance with a country’s requirements and a company has received favorable ethics committee approval, clinical trial development may proceed in that country.

In April 2014, the Clinical Trials Regulation, Reg. (EU) No 536/2014 (the “New Regulation”) was adopted to replace the Clinical Trials Directive 2001/20/EC (the “Prior Directive”). To ensure that the rules for clinical trials are identical throughout the EU/EEA, new EU clinical trials legislation was passed as a “regulation” that is directly applicable to EU/EEA member states. The New Regulation requires the sponsor to submit a single CTA is planned for all EU/EEA member states, which will be submitted via the CTIS, an online portal to streamline the authorization process. The CTIS authorization procedure is composed of two parts: member states jointly cooperate in a Part I assessment, while Part II is assessed by each member state individually. This is a significant change, as under the Prior Directive sponsors had to seek separate approval from national authorities in each country where the trial was to be conducted. The New Regulation became applicable on January 31, 2022 – repealing the Prior Directive as of the same day – and introduced a one-year transition period (until January 31, 2023) during which sponsors could choose whether to submit new CTAs under either the old regime governed by the Prior Directive or the new CTIS. Following the transition period, from January 31, 2023, sponsors must apply for clinical trials under the New Regulation, and by January 31, 2025, all ongoing clinical trials approved under the Prior Directive will need to be transitioned to the New Regulation.

In the U.K., the Prior Directive (implemented by Medicines for Human Use (Clinical Trials) Regulations 2004/1031) still applies. On January 31, 2020 the U.K. left the EU and the European Union (Withdrawal) Act 2018 (the “EUWA”) came into force. Section 1 of the EUWA repealed the European Communities Act 1972 (ECA 1972), which had previously enabled EU law to apply to the U.K. However, Section 1A of the EUWA immediately saved much of the effect of ECA 1972 (in modified form) for the duration of the transition period, and Section 1B saved U.K. legislation that implemented EU requirements. The practical effect of the EUWA was therefore that the New Regulation, which had not yet become applicable was repealed for the U.K., but the Prior Directive was retained. References to the U.K. in this section predominantly refer to Great Britain. Due to the Northern Ireland Protocol at Article 182 of the EUWA certain EU/EEA derived regulatory standards in Northern Ireland were not repealed and therefore in some circumstances still apply. Currently, new negotiations for the Northern Ireland Protocol are taking place and changes to it are expected during 2023. In the U.K., approval must be obtained from the MHRA when a clinical trial is planned. A CTA must be submitted and supported by an investigational medicinal product dossier along with additional supporting information pursuant to the Medicines for Human Use (Clinical Trials) Regulations 2004/1031 and other applicable guidance documents provided by the MHRA. Furthermore, a clinical trial may only commence after a competent ethics committee has issued a favorable opinion on the clinical trial application in the U.K.

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

To obtain regulatory approval to place a drug on the market in the U.K. or EU/EEA countries, we must submit a marketing authorization application. This application is similar to the NDA in the U.S., with the exception of, among other things, country-specific document requirements. All application procedures require an application in the common technical document, format, which includes the submission of detailed information about the manufacturing and quality of the product, and nonclinical and clinical trial information. In addition to using national authorization procedures (leading to a marketing authorization on valid in the relevant EU/EEA member state), drugs can be authorized in the EU/EEA by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, or (iii) the decentralized procedure. These three authorization methods available to the EU/EEA are no longer available to the U.K. Drugs can be authorized in the U.K. by the MHRA by using (i) the Innovative Licensing and Access Pathway, (ii) the 150-day assessment route, (iii) a "rolling review" route of evaluation for novel products and biotechnological products, (iv) a European Commission (EC) Decision reliance procedure, (v) a decentralized and mutual recognition reliance procedure, or (vi) an "unfettered access" route for marketing authorization applications approved in Northern Ireland.

The European Commission created the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the EU and, by extension (after national implementing decisions) in Iceland, Liechtenstein and Norway, which, together with the EU member states, comprise the European Economic Area. Applicants file marketing authorization applications with the European Medicines Agency (EMA), where they are reviewed by a relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use (“CHMP”). The European Medicines Agency (“EMA”) forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. This procedure results in a single marketing authorization granted by the European Commission that is valid across the EU, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the voluntary request of the applicant also be used for human drugs that do not fall within the above-mentioned categories if the CHMP agrees that the human drug (a) contains a new active substance not yet approved on November 20, 2004; (b) constitutes a significant therapeutic, scientific or technical innovation or (c) authorization under the centralized procedure is in the interests of patients at the EU level. Although the U.K. can no longer utilize the EU centralized procedure, until December 31, 2023 the MHRA can utilize the decentralized and mutual recognition reliance procedure to authorize drugs by relying upon EC approvals under the EU centralized procedure. Beyond December 31, 2023, the MHRA intends to have a new regime for an international drug reliance framework.

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

For those medicinal products for which the centralized procedure is not available, the applicant must submit marketing authorization applications to the national medicines regulators through one of three procedures: (i) the mutual recognition procedure (which must be used if the product has already been authorized in at least one other EU/EEA member state, and in which the EU/EEA member states are required to grant an authorization recognizing the existing authorization in the other EU/EEA member state, unless they identify a serious risk to public health), (ii) the decentralized procedure (in which applications are submitted simultaneously in two or more EU/EEA member states) or (iii) national authorization procedures (which results in a marketing authorization in a single EU/EEA member state).

Conditional Marketing Authorization

The European Commission may grant a conditional marketing authorization to medicines that address unmet medical needs. This marketing authorization is “conditional” upon carrying out certain activities imposed when authorization is granted (e.g., completing ongoing or new studies or collecting additional data). This applies when the applicant is unable to provide comprehensive data on the efficacy and safety of the medicinal product under normal conditions of use, for objective, verifiable reasons and based on specific grounds, and all of the following criteria are met:

●	the benefit-risk balance of the medicine is positive;

●	it is likely that the applicant will be able to provide comprehensive data post-authorization;

●	the medicine fulfils an unmet medical need; and

●	the benefit of the medicine's immediate availability to patients is greater than the risk inherent in the fact that additional data is still required.

Conditional marketing authorizations are valid for one year and can be renewed annually.

In Great Britain (England, Scotland, Wales) the MHRA has introduced and regulates a national conditional marketing authorization, effective from January 1, 2021; in Northern Ireland, applications for conditional marketing authorization must be submitted to the EMA. The UK scheme has the same eligibility criteria as the EU scheme.

Mutual Recognition Procedure

The mutual recognition procedure (“MRP”), for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the EU/EEA. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products and must be used if the product has already been authorized in one or more member states.

The characteristic of the MRP is that the procedure builds on an already-existing marketing authorization in member state that is used as a reference in order to obtain marketing authorizations in other EU/EEA member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the EU/EEA and subsequently marketing authorization applications are made in other member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. The concerned member states are required to grant an authorization recognizing the existing authorization in the reference member state, unless they identify a serious risk to public health.

The MRP is based on the principle of the mutual recognition by EU/EEA member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such case, the reference member state is required to update its existing assessment report about the drug in 90 days. After the assessment is completed, copies of the report are sent to all concerned member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgement of the agreement.

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

Orphan Medicinal Products

The EMA’s Committee for Orphan Medicinal Products (“COMP”), may recommend orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan medicinal product designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication. Following a positive opinion by the COMP, the European Commission generally grants orphan status within 30 days. When the draft decision of the European Commission is not aligned with the COMP opinion, the COMP will reassess orphan status in parallel with EMA review of a marketing authorization application and orphan status may be withdrawn at if the drug no longer fulfills the orphan criteria (for instance, because a new product was approved for the indication and no data is available to demonstrate a significant benefit over that new product). Orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing authorization. During this period, the competent authorities may not accept or approve any similar medicinal product for the same therapeutic indication, unless it offers a significant clinical benefit or if the holder of the marketing authorization for the original orphan drug is unable to supply sufficient quantities of the drug. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

EU/EEA orphan designations extend to Northern Ireland. Otherwise in the U.K. post-Brexit, applications for the designation of orphan medicinal products are submitted to the MHRA, which applies the same substantive criteria and with the same substantive effect as in the EU (save that, unlike the EU procedure, it is not possible to obtain early orphan designation; the application for designation must be made at the same time as the application for the U.K. marketing authorization). If a medicinal product has been designated orphan in the EU, then a Great Britain orphan marketing authorization application can be made to the MHRA; absent an EU orphan designation a U.K.-wide (including Northern Ireland) orphan marketing authorization application can be made to the MHRA.

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

* * * * *

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

Reimbursement

Sales of pharmaceutical products in the U.S. will depend, in part, on the extent to which the costs of the products will be covered by third-party payers, such as government health programs, and commercial insurance and managed health care organizations. These third-party payers are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, utilization management and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payers do not consider our future products to be cost effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Other Health Care Laws and Compliance Requirements

In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992 (“VHCA”), each as amended. If future products are made available to authorized users of the federal supply schedule, additional laws and requirements apply. Under the VHCA, drug companies are required to offer certain drugs at a reduced price to a number of federal agencies including the U.S. Department of Veteran Affairs and U.S. Department of Defense, the Public Health Service and certain private Public Health Service-designated entities in order to participate in other federal funding programs including Medicare and Medicaid. In addition, discounted prices must be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the federal acquisition regulations.

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

Employees and Human Capital Management

As of March 31, 2023, we and our subsidiaries had five full-time employees. One of these employees is located in the U.K., and four are located in the U.S.

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

Initial Public Offering

On June 7, 2017, pursuant to the Company’s Initial Public Offering (the “IPO”), the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit, inclusive of 1,500,000 Units sold to the underwriters on June 23, 2017 upon the underwriters’ election to fully exercise their over-allotment option, generating gross proceeds of $115,000,000. Each “Unit” consisted of one-twentieth of a share of the Company’s common stock, one right to receive one-200th of one share of the Company’s common stock upon the consummation of a business combination (“Right”), and one redeemable warrant to purchase one-fortieth of one share of the Company’s common stock (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one-fortieth of one share of common stock at an exercise price of $5.75 per 1/40th of one share ($230.00 per whole share), subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 12 months from the closing of the IPO, and expire five years after the completion of the Business Combination (November 6, 2025).

The Company may redeem the Public Warrants, in whole and not in part, at a price of $0.01 per Public Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $360.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Public Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Public Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Public Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their Public Warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of Public Warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the Public Warrants. Each holder of a Right received one-200th (1/200) of one share of common stock upon consummation of the Business Combination. No fractional shares were issued upon exchange of the Rights.

Private Placement

Concurrent with the closing of the IPO, KBL IV Sponsor LLC (the “Sponsor”) and the underwriters purchased an aggregate of 450,000 unregistered Units (“Private Units”) at $10.00 per Unit, generating gross proceeds of $4,500,000 in a private placement. In addition, on June 23, 2017, the Company consummated the sale of an additional 52,500 Private Units at a price of $10.00 per Unit, which were purchased by the Sponsor and underwriters, generating gross proceeds of $525,000. Of these, 377,500 Private Units were purchased by the Sponsor and 125,000 Private Units were purchased by the underwriters. The proceeds from the Private Units were added to the net proceeds from the IPO held in a Trust Account (the “Trust Account”). The Private Units (including their component securities) were not transferable, assignable or salable until 30 days after the completion of the Business Combination (defined below) and the warrants included in the Private Units (the “Private Placement Warrants”) will be non-redeemable so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the IPO. In addition, for as long as the Private Placement Warrants are held by the underwriters or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement related to the IPO. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the IPO and have no net cash settlement provisions.

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

On November 6, 2020 (the “Closing Date”), the Company consummated the Business Combination following a special meeting of stockholders held on November 5, 2020, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt the Business Combination. Pursuant to the Business Combination Agreement, among other things, Merger Sub merged with and into 180, with 180 continuing as the surviving entity and as a wholly-owned subsidiary of the Company. The Merger became effective on November 6, 2020 (such time, the “Effective Time”, and the closing of the Merger being referred to herein as the “Closing”). In connection with, and prior to, the Closing, 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp. and KBL Merger Corp. IV changed its name to 180 Life Sciences Corp.

At the Effective Time, each share of 180 common stock issued and outstanding prior to the Effective Time was automatically converted into the right to receive approximately 8.41892 shares of the common stock, par value $0.0001 per share, of the Company (such shares of Common Stock issuable to the common stockholders of 180 pursuant to the Business Combination Agreement, the “Merger Consideration Shares”). An aggregate of 874,737 shares of common stock have been issued to date to the common stockholders of 180 as Merger Consideration Shares, including the Escrow Shares (as defined below). Also at the Effective Time, each share underlying the 180 preferred stock issued and outstanding prior to the Effective Time was converted into the right to receive one Class C Special Voting Share of the Company, or one Class K Special Voting Share of the Company, as applicable (such shares, the “Special Voting Shares”). The Special Voting Shares entitle the holder thereof to an aggregate number of votes, on any particular matter, proposition or question, equal to the number of Exchangeable Shares (as defined below) of each of CannBioRex Purchaseco ULC and Katexco Purchaseco ULC, Canadian subsidiaries of 180, respectively, that are outstanding from time to time.

As a result of the Merger, the existing exchangeable shares (collectively, the “Exchangeable Shares”) of CannBioRex Purchaseco ULC and/or Katexco Purchaseco ULC were adjusted in accordance with the share provisions in the articles of CannBioRex Purchaseco ULC or Katexco Purchaseco ULC, as applicable, governing the Exchangeable Shares such that they were multiplied by the exchange ratio for the Merger and became exchangeable into shares of Common Stock. The Exchangeable Shares entitle the holders to dividends and other rights that are substantially economically equivalent to those of holders of Common Stock, and holders of Exchangeable Shares have the right to vote at meetings of the stockholders of the Company. An aggregate of 264 shares of Common Stock are reserved for issuance to the holders of the Exchangeable Shares upon the exchange thereof.

Pursuant to the Business Combination Agreement, 52,500 of the Merger Consideration Shares (such shares, the “Escrow Shares”) were deposited into an escrow account (the “Escrow Account”) to serve as security for, and the exclusive source of payment of, the Company’s indemnity rights under the Business Combination Agreement, all of which were planned to be released to the same stockholders 12 months following the Closing of the Business Combination, but for a claim made by Dr. Krauss against these shares which is pending.

As a result of the Business Combination, the former stockholders of 180 became the controlling stockholders of the Company and 180 became a wholly-owned subsidiary of the Company. The Business Combination was accounted for as a reverse merger, whereby 180 is considered the acquirer for accounting and financial reporting purposes.

In connection with the Closing, the Company withdrew $9,006,493 of funds from the Trust Account (as defined below) to fund the redemptions of 40,824 shares.

Reverse Stock Split

On December 15, 2022, at a Special Meeting of the Stockholders of 180 Life Sciences Corp., the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to December 15, 2023 (the “Stockholder Authority”). On December 15, 2022, the Company’s Board of Directors (the “Board”), with the Stockholder Authority, approved an amendment to our Second Amended and Restated Certificate of Incorporation to affect a reverse stock split of our common stock at a ratio of 1-for-20 (the “Reverse Stock Split”).

Immediately after the Special Meeting and the approval thereof by the Board, on December 15, 2022, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. A copy of the Certificate of Amendment is attached hereto as Exhibit 3.1 and is incorporated by reference herein.

Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective on December 19, 2022 at 12:01 a.m. Eastern Time (the “Effective Time”). No change was made to the trading symbol for the Company’s shares of common stock or public warrants, “ATNF” and “ATNFW”, respectively, in connection with the Reverse Stock Split.

The Certificate of Amendment did not reduce the number of authorized shares of our common stock, nor alter the par value of our common stock or modify any voting rights or other terms of our common stock.

No fractional shares were issued in connection with the Reverse Stock Split and stockholders of record who otherwise would be entitled to receive fractional shares, were instead entitled to have their fractional shares rounded up to the nearest whole share.

The effects of the 1-for-20 Reverse Stock Split have been retroactively reflected throughout this Report.

Corporate Structure

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

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things, exemptions for “emerging growth companies” from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies. We ceased being an “emerging growth company” on December 31, 2022.

ITEM 1A. RISK FACTORS.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	we are a clinical stage biotechnology company that had no revenue for the years ended December 31, 2022 and 2021, and do not anticipate generating revenue for the near future;

●	our need for additional financing, both near term and long term, to support our operations, our ability to raise such financing as needed, the terms of such financing, if available, potential significant dilution associated therewith, and covenants and restrictions we may need to comply with in connection with such funding;

●	our dependence on the success of our future product candidates, some of which may not receive regulatory approval or be successfully commercialized; problems in our manufacturing process for our new products and/or our failure to comply with manufacturing regulations, or unexpected increases in our manufacturing costs; problems with distribution of our products; and failure to adequately market our products;

●	risks associated with the growth of our business, our ability to maintain such growth, difficulties in managing our growth, and executing our growth strategy;

●	liability for previously restated financial statements and associated with ineffective controls and procedures, as well as costs and expenses related to the indemnification of current and former officers and directors;

●	our dependence on our key personnel and our ability to attract and retain employees and consultants;

●	risks from intense competition from companies with greater resources and experience than we have;

●	our ability to receive regulatory approvals for our product candidates, and the timeline and costs associated therewith, including the uncertainties associated with the clinical development and regulatory approval of the Company’s drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the FDA and the MHRA;

●	risks that our future product candidates, if approved by regulatory authorities, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products;

●	the outcome of currently pending and future claims and litigation, future government investigations, and other proceedings may adversely affect our business and results of operations;

●	the fact that the majority of our license agreements provide the licensors and/or counter-parties the right to use, own and/or exploit such licensed intellectual property;

●	preclinical studies and earlier clinical trials may not necessarily be predictive of future results and may not have favorable results; we have limited marketing experience, and our future ability to successfully commercialize any of our product candidates, even if they are approved in the future is unknown; and business interruptions could delay us in the process of developing our future product candidates and could disrupt our product sales;

●	third-party payors may not provide coverage and adequate reimbursement levels for any future products;

●	liability from lawsuits (including product liability lawsuits, stockholder lawsuits and regulatory matters), including judgments, damages, fines and penalties and including the outcome of currently pending litigation, potential future government investigations, and other proceedings that may adversely affect our business and results of operations;

●	security breaches, loss of data and other disruptions which could prevent us from accessing critical information or expose us to liabilities or damages;

●	risks associated with clinical trials that are expensive, time-consuming, uncertain and susceptible to change, delay or termination and which are open to differing interpretations, delays in the trials, testing, application, or approval process for drug candidates and/or our ability to obtain approval for promising drug candidates, and the costs associated therewith;

●	our ability to comply with existing and future rules and regulations, including federal, state and foreign healthcare laws and regulations and implementation of, or changes to, such healthcare laws and regulations;

●	our ability to adequately protect our future product candidates or our proprietary technology in the marketplace, claims and liability from third parties regarding our alleged infringement of their intellectual property;

●	differences in laws and regulations between countries and other jurisdictions and changes in laws or regulations, including, but not limited to tax laws and controlled substance laws, or a failure to comply with any laws and regulations;

●	conflicts of interest between our officers, directors, consultants and scientists;

●	penalties associated with our failure to comply with certain pre-agreed contractual obligations and restrictions;

●	dilution caused by future fund raising, the conversion/exercise of outstanding convertible securities, and downward pressure on the value of our securities caused by such future issuances/sales;

●	negative effects on our business from the COVID-19 pandemic and other potential future pandemics;

●	the extremely volatile nature of our securities and potential lack of liquidity thereof;

●	the fact that our Certificate of Incorporation provides for indemnification of officers and directors, limits the liability of officers and directors, allows for the authorization of preferred stock without stockholder approval, and includes certain other anti-takeover provisions and exclusive forum provisions;

●	our ability to maintain the listing of our common stock and warrants on NASDAQ and the costs of compliance with SEC and NASDAQ rules and requirements;

●	failure of our information technology systems, including cybersecurity attacks or other data security incidents, that could significantly disrupt the operation of our business;

●	the fact that we may acquire other companies which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results and if we make any acquisitions, they may disrupt or have a negative impact on our business;

●	the effect of high inflation, increasing interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict) and other large-scale crises, as well as the potential implications of a Congressional impasse over the U.S. debt limit or possible future U.S. governmental shutdowns over budget disagreements;

●	the fact that we may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of our securities; and

●	our growth depends in part on the success of our strategic relationships with third parties.

You should be aware that there are substantial risks for an investment in our common stock. You should carefully consider these risk factors before you decide to invest in our common stock.

If any of the following risks were to occur, our business, financial condition, results of operations or other prospects, could be materially adversely affected, and the occurrence of any of these risks could materially affect our likelihood of success. If that happens, the market price of our common stock, if any, could decline, and prospective investors would lose all or part of their investment in our common stock.

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

Risks Related to Our Business Operations

Our current cash balance is only sufficient to fund our planned business operations through the second quarter of 2023. If additional capital is not available, we may not be able to pursue our planned business operations, may be forced to change our planned business operations, or may take other actions that could adversely impact our stockholders.

We are a clinical stage biotechnology company that currently has no revenue. Thus, our business does not generate the cash necessary to finance our planned business operations. We will require significant additional capital to: (i) develop FDA and/or MHRA-approved products and commercialize such products; (ii) fund research and development activities relating to, and obtain regulatory approval for, our product candidates; (iii) protect our intellectual property; (iv) attract and retain highly-qualified personnel; (v) respond effectively to competitive pressures; and (vi) acquire complementary businesses or technologies.

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

We will need to raise substantial additional funds through public or private equity offerings, debt financings or strategic alliances and licensing arrangements to finance our planned business operations. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions, as well as the ongoing COVID-19 pandemic, raising interest rates and inflation, as well as global conflicts which as the ongoing conflict between Ukraine and Russia, as well as the potential implications of a Congressional impasse over the U.S. debt limit or possible future U.S. governmental shutdowns over budget disagreements, may make it difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of their investment. Any equity financing may also have the effect of reducing the conversion or exercise price of our outstanding convertible or exercisable securities, which could result in the issuance (or potential issuance) of a significant number of additional shares of our common stock. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility to conduct future business activities and, in the event of insolvency, could be paid before holders of equity securities received any distribution of our assets. We may be required to relinquish rights to our technologies or product candidates, or grant licenses through alliance, joint venture or agreements on terms that are not favorable to us, in order to raise additional funds. If adequate funds are not available, we may have to delay, reduce or eliminate one or more of our planned activities with respect to our business, or terminate our operations. These actions would likely reduce the market price of our common stock.

We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of December 31, 2022, we had an accumulated deficit of $107,408,545 and working capital of $3,270,608, and for the year ended December 31, 2022, a net loss of $38,726,259 and cash used in operating activities of $12,127,585. As of March 29, 2023, we had cash on hand of approximately $2.7 million. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company recently raised funds through the sale of equity in July 2022 ($6.5 million of gross proceeds) and December 2022 ($6.0 million of gross proceeds), there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a monthly cash requirement spend of approximately $900,000. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

Since our inception, we have funded our operations with the proceeds from equity and debt financings. We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the sale of equity and debt funding that is convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to issue equity to fund our operations and fund our operating expenses for the foreseeable future. If we are unable to achieve operational profitability or we are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of the auditor’s report set forth herein. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The consolidated financial statements included herein also include a going concern footnote.

Additionally, wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, but subject to NASDAQ rules and regulations (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

We have significant and increasing liquidity needs and require additional funding.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the timing of FDA and/or MHRA approval, if any, and approvals in other international markets of our future product candidates, if at all;

●	the timing and amount of revenue from sales of our products, or revenue from grants or other sources;

●	the rate of progress and cost of our clinical trials and other product development programs;

●	costs of establishing or outsourcing sales, marketing and distribution capabilities;

●	costs and timing of any outsourced growing and commercial manufacturing supply arrangements for our future product candidates;

●	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our future product candidates;

●	the effect of competing technological and market developments;

●	personnel, facilities and equipment requirements; and

●	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

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

We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.

We may not be able to obtain additional financing on terms favorable to us, if at all, including as a result of macroeconomic conditions such as a severe or prolonged economic downturn. Disruption, uncertainty or volatility in the capital markets could increase our cost of capital or limit our ability to raise funds needed to operate our business. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, inflation, economic downturn or uncertainty, monetary policies, failures of financial institutions, U.S. debt management concerns, and U.S. debt limit and budget disputes, including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. Current macroeconomic conditions have negatively impacted the U.S. banking sector, including for example, the recent closures and FDIC receiverships of Silicon Valley Bank and Signature Bank. Although we do not have any accounts at or business relationships with these banks, we may be negatively impacted by other disruptions to the U.S. banking system caused by these or similar developments.

Our results of operations may be adversely affected by fluctuations in currency values.

We expend expenses in currencies other than the U.S. dollar. The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Canadian Dollar (“CAD”) or British Pound (“GBP”). The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the years ended December 31, 2022 and 2021, the Company recorded other comprehensive (loss) income of ($3,702,963) and $180,554, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($12,777) and ($69) of foreign currency transaction (losses) for the years ended December 31, 2022 and 2021, respectively. Such amounts have been classified within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Changes in the value of the currencies which we pay expenses (and in the future receive revenues), versus each other, and the U.S. dollar, could result in an adverse charge being recorded to our income statement.

Global economic conditions could materially adversely affect the Company’s business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations, as well as the potential implications of a Congressional impasse over the U.S. debt limit or possible future U.S. governmental shutdowns over budget disagreements, could materially adversely affect the Company’s operations, expenses, access to capital and the market for the Company’s planned future products. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on the Company’s funding sources, suppliers and partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s future planned products; and insolvency.

A downturn in the economic environment could also lead to limitations on the Company’s ability to sell equity or issue new debt; reduce liquidity; and result in declines in the fair value of the Company’s financial instruments. These and other economic factors could materially adversely affect the Company’s business, results of operations, financial condition and growth.

Our industry and the broader U.S. economy have experienced higher than expected inflationary pressures during 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, future results of operations and cash flows could be materially and adversely affected.

Calendar 2022 has seen significant increases in the costs of certain materials, products and shipping costs, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed U.S. labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Service, materials and shipping costs have also increased accordingly with general supply chain and inflation issues seen throughout the U.S. leading to increased operating costs. Recent supply chain constraints and inflationary pressures may adversely impact our operating costs and may negatively impact our future product costs, consulting costs and expenses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022, and the potential implications of a Congressional impasse over the U.S. debt limit or possible future U.S. governmental shutdowns over budget disagreements. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

We may not receive any amounts under our pre-merger directors’ and officers’ insurance policy in connection with certain litigation matters.

On June 29, 2022, AmTrust International Underwriters DAC (“AmTrust”), which was the premerger directors’ and officers’ insurance policy underwriter for KBL, filed a declaratory relief action against the Company in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking declaration of AmTrust’s obligations under the directors’ and officers’ insurance policy. In the Declaratory Relief Action, AmTrust is claiming that as a result of the merger, the Company is no longer the insured under the subject insurance policy, notwithstanding the fact that the fees which the Company seeks to recover from AmTrust relate to matters occurring prior to the merger. On September 20, 2022, the Company filed its Answer and Counterclaims against AmTrust for bad faith breach of AmTrust’s insurance coverage obligations to the Company under the subject directors’ and officers’ insurance policy, and seeking damages of at least $2 million in compensatory damages, together with applicable punitive damages. In addition, the Company brought a Third-Party Complaint against its excess insurance carrier, Freedom Specialty Insurance Company (“Freedom”) seeking declaratory relief that Freedom will also be required to honor its policy coverage as soon as the amount of AmTrust’s insurance coverage obligations to the Company have been exhausted. On October 25, 2022, AmTrust filed its Answer to the Company’s Counterclaims and, on October 27, 2022, Freedom filed its Answer to the Third-Party Complaint.

On November 22, 2022, the Company filed a Motion for Summary Adjudication against both AmTrust and Freedom.  The Motion was fully briefed and a hearing was held on March 9, 2023.  The Court took the matter under submission and has not yet issued a ruling. While the Company believes it has a strong case against AmTrust, there can be no assurance that the Company will prevail in this action.

We are dependent on the success of our future product candidates, some of which may not receive regulatory approval or be successfully commercialized.

Our success will depend on our ability to successfully develop and commercialize our future product candidates through our development programs, including our product candidate for the treatment of Dupuytren’s Contracture and any other product candidates developed through our fibrosis & anti-TNF, CBD derivatives, and α7nAChR development platforms. We may never be able to develop products which receive regulatory approval in the U.S. or elsewhere. There can be no assurance that the FDA, MHRA, EMA or any other regulatory authority will approve these product candidates.

Our ability to successfully commercialize our future product candidates will depend on, among other things, our ability to successfully complete pre-clinical and other non-clinical studies and clinical trials and to receive regulatory approvals from the FDA, MHRA, EMA and similar foreign regulatory authorities. Delays in the regulatory process could have a material adverse effect on our business, results of operations and financial condition.

Our ability to generate revenue from any of our potential products is subject to our ability to obtain regulatory approval and fulfill numerous other requirements and we may never be successful in generating revenues or becoming profitable.

Our ability to become and remain profitable depends on our ability to generate revenue or execute other business development arrangements. We do not expect to generate significant revenue, if any, unless and until we are able to obtain regulatory approval for, and successfully commercialize the product candidates we are developing or may develop. Successful commercialization, to the extent it occurs, will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling, or entering into other agreements to commercialize, those products for which we may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we cannot accurately and precisely predict the timing and amount, if any, of revenues, the extent of any further losses or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are sufficient enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

We face liability for previously restated financial statements and/or certain actions of our prior management which led to such restatements.

We filed a Current Report on Form 8-K on December 31, 2020 and another Current Report on Form 8-K on February 3, 2021, where we announced that due to matters we discovered which related to KBL, prior to the Business Combination, certain historical financial statements were unreliable. As a result, we restated our financial statements for the three and six months ended June 30, 2020 and for the three and nine months ended September 30, 2020, because of errors in such financial statements which were identified after such financial statements were filed with the SEC in our original quarterly reports for the quarters ended June 30, 2020 and September 30, 2020. While we believe these restatements are the result of the actions of, and are the responsibility of, the management of KBL (none of whom remain employed by the Company), we may be subject to stockholder litigation, SEC actions, fines and penalties, rating downgrades, negative publicity and difficulties in attracting and retaining key clients, employees and management personnel as a result of such restatements. Additionally, our securities may trade at prices lower than similarly situated companies which have not had to restate their financial statements.

Our failure to appropriately adjust processes resulting from significant one-time transactions may result in a misstatement in the financial statements.

In the course of our annual audit but prior to filing, we discovered that an error occurred which caused the fair value of our public warrants to be overstated by an immaterial amount. This error was corrected before the 2022 financial statements were filed. While we believe that the fair value of warrants in the financial statements for the year ended December 31, 2022 are correctly stated, it is possible that similar errors which could have a material adverse effect on our financial condition and results of operations, could require us to restate our financial statements for prior periods or in the future.

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

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. We are highly dependent on our current management and scientific personnel, including our Chief Executive Officer, Dr. James N. Woody, our Co-Chairmen, Sir Marc Feldmann, Ph.D., and Lawrence Steinman, M.D., our Chief Scientific Officer, Jonathan Rothbard, Ph.D., and our scientist, Jagdeep Nanchahal. The inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Due to the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the biotechnological field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Problems in our manufacturing process for our future chemical entities, failure to comply with manufacturing regulations or unexpected increases in our manufacturing costs could harm our business, results of operations and financial condition.

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

We may not develop and expand our manufacturing capability in time to meet demand for our product candidates, and the FDA, MHRA or other foreign regulatory authorities may not accept our facilities or those of our contract manufacturers as being suitable for the production of our products and product candidates. Any problems in our manufacturing process could materially adversely affect our business, results of operations and financial condition.

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

Many of our competitors have significantly greater financial and technical resources, experience and expertise in:

●	research and development;

●	preclinical testing;

●	designing and implementing clinical trials;

●	regulatory processes and approvals;

●	production and manufacturing; and

●	sales and marketing of approved products.

Principal competitive factors in our industry include:

●	the quality and breadth of an organization’s technology;

●	management of the organization and the execution of the organization’s strategy;

●	the skill and experience of an organization’s employees and its ability to recruit and retain skilled and experienced employees;

●	an organization’s intellectual property portfolio;

●	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and

●	the availability of substantial capital resources to fund discovery, development and commercialization activities.

Additionally, competitors may also seek to market versions of our drug products via a section 505(b)(2) application, which is a type of somewhat abbreviated NDA. NDA Section 505(b)(2) applications may be submitted for drug products that represent a modification, such as a new indication or new dosage form, of a previously approved drug. Section 505(b)(2) applications may rely on the FDA’s previous findings for the safety and effectiveness of the previously approved drug in addition to information obtained by the 505(b)(2) applicant to support the modification of the previously approved drug. Preparing Section 505(b)(2) applications may be less costly and less time-consuming than preparing an NDA based entirely on new data and information. Section 505(b)(2) applications are subject to the same patent certification procedures as an ANDA.

If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

Our future product candidates, if approved, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products.

Even when product development is successful and regulatory approval has been obtained, our ability to generate sufficient revenue depends on the acceptance of our products by physicians and patients. We cannot assure you that any of our future product candidates will achieve the expected level of market acceptance and revenue if and when they obtain the requisite regulatory approvals. The market acceptance of any product depends on a number of factors, including the indication statement, warnings required by regulatory authorities in the product label and new competing products. Market acceptance can also be influenced by continued demonstration of efficacy and safety in commercial use, physicians’ willingness to prescribe the product, reimbursement from third-party payors such as government health care programs and private third-party payors, the price of the product, the nature of any post-approval risk management activities mandated by regulatory authorities, competition, and marketing and distribution support. Further, our U.S. distribution depends on the adequate performance of a reimbursement support hub and contracted specialty pharmacies in a closed-distribution network. An ineffective or inefficient U.S. distribution model at launch may lead to inability to fulfill demand, and consequently a loss of revenue. The success and acceptance of a product in one country may be negatively affected by its activities in another. If we fail to adapt our approach to clinical trials in the U.S. market to meet the needs of EMA, MHRA or other European regulatory authorities, or to generate the health economics and outcomes research data needed to support pricing and reimbursement negotiations or decisions in Europe, we may have difficulties obtaining marketing authorization for our products from EMA/European Commission or the MHRA and may have difficulties obtaining pricing and reimbursement approval for our products at a national level. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations and financial condition.

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

Interim, topline and preliminary data from our clinical trials may change as more patient data becomes available, and is subject to audit and verification procedures that could result in material changes in the final data.

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

Our ability to generate revenues ultimately will depend on our ability to sell our approved products and secure adequate third-party reimbursement. We currently have no experience in marketing and selling our products. The commercial success of our future products depends on a number of factors beyond our control, including the willingness of physicians to prescribe our future products to patients, payors’ willingness and ability to pay for our future products, the level of pricing achieved, patients’ response to our future products, and the ability of our future marketing partners to generate sales. There can be no guarantee that we will be able to establish or maintain the personnel, systems, arrangements and capabilities necessary to successfully commercialize our future products or any product candidate approved by the FDA, MHRA or other regulatory authority in the future. If we fail to establish or maintain successful marketing, sales and reimbursement capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues may suffer.

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

Although we have never had any product liability claims or lawsuits brought against us, we face potential product liability exposure related to the testing of our future product candidates in human clinical trials, and we will face exposure to claims in jurisdictions where we market and distribute in the future. We may face exposure to claims by an even greater number of persons when we begin marketing and distributing our products commercially in the U.S. and elsewhere. In the future, an individual may bring a liability claim against us alleging that one of our future product candidates caused an injury. While we plan to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects. Although we plan to purchase insurance to cover product liability lawsuits, if we cannot successfully defend our company against product liability claims, or if such insurance coverage is inadequate, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in decreased demand for our products, reputational damage, withdrawal of clinical trial participation participants, litigation costs, product recall costs, monetary awards, increased costs for liability insurance, lost revenues and business interruption.

Our employees may have previously engaged, and/or may in the future engage, in misconduct or other improper activities, including noncompliance with regulatory standards and legal requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA, SEC or Office of Inspector General regulations, or regulations of any other applicable regulatory authority, failure to provide accurate information to the FDA or the SEC, failure to disclose accurate information in SEC filings, failure to comply with applicable manufacturing standards, other federal, state or foreign laws and regulations, report information or data accurately or disclose unauthorized activities. Employee misconduct could also involve the improper use of information, including information obtained in the course of clinical trials, or illegal appropriation of drug product, which could result in government investigations and serious harm to our reputation. Despite our adoption of a Code of Ethics, employee misconduct is not always possible to identify and deter. The precautions we take to detect and prevent these prohibited activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against our company, and we are not successful in defending our company or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.S., Canada, Israel, the U.K. and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control Laws.

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

GDPR, which applies to all EU member states includes substantial fines for breaches of the data protection rules and may require us to put in place additional mechanisms ensuring compliance with the new and changing data protection rules. GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how GDPR should be applied in the context of clinical trials or other transactions from which we may gain access to personal data. GDPR increases our costs of compliance and results in greater legal risks.

Our research and development programs and product candidates are in development. As a result, we are unable to predict if or when we will successfully develop or commercialize our product candidates.

Our clinical-stage product candidates as well as our other drug pipeline candidates will require significant further investment and regulatory approvals prior to commercialization. Each of our product candidates will require clinical trial designs that meet the standards and requirements of FDA, MHRA or other comparable foreign regulatory authorities, the selection of suitable end points and patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, MHRA or other comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of diseases associated with our product candidates may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care.

Even if we obtain the required financing or establish a collaboration to enable us to conduct late-stage clinical development of our product candidates and pipeline assets, we cannot be certain that such clinical development would be successful, or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the submission of any NDAs with the FDA, Marketing Authorisation Applications (MAA) or Conditional Marketing Authorisations (CMA) with the MHRA, or similar authorizations with other foreign regulatory agencies, and, ultimately, our ability to commercialize our product candidates and generate product revenue.

We have not previously submitted an NDA to the FDA, or MAA or CMA to the MHRA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our or our collaborators’ and future collaborators’ ability to obtain regulatory approval for the companion diagnostics to be used with our product candidates, if required, and upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

Further, even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA, MHRA or other similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive, and therefore we have, and may in the future, seek to enter into collaborations with companies that have more resources and experience in order to continue to develop and commercialize our product candidates. We also may be required due to financial or scientific constraints to enter into additional collaboration agreements to research and/or to develop and commercialize our product candidates. The establishment and realization of such collaborations may not be possible or may be problematic. There can be no assurance that we will be able to establish such additional collaborations on favorable terms, if at all, or that our current or future collaborative arrangements will be successful or maintained for any specific product candidate or indication. If we are unable to reach successful agreements with suitable collaboration partners for the ongoing development and commercialization of our product candidates, we may face increased costs, we may be forced to limit the scope and number of our product candidates we can commercially develop or the territories in which we commercialize such product candidates, and we may be unable to commercialize products or programs for which a suitable collaboration partner cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

Our collaboration and licensing agreements are, and may in the future be, complex and involve sharing or division of ownership of certain data, know-how and intellectual property rights among the various parties. Accordingly, our collaborators could interpret certain provisions differently than we or our other collaborators which could lead to unexpected or inadvertent disputes with collaborators. In addition, these agreements might make additional collaborations, partnering or mergers and acquisitions difficult.

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

We outsource certain functions, tests and services to third parties, partners, medical institutions and collaborators and plan to outsource manufacturing to collaborators and/or contract manufacturers, and we will rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. In particular, we rely on our partners to run our clinical trials. There is no assurance that such individuals or organizations will be able to provide the functions, tests, drug supply or services as agreed upon or to acceptable quality standards, and we could suffer significant delays in the development of our products or processes. In particular, certain third-party service providers may be unable to comply with their contractual obligations to us due to disruptions caused by the COVID-19 pandemic, including reduced operations or headcount reductions, or otherwise, and in certain cases we may have limited recourse if the non-compliance is due to factors outside of the service provider’s control.

Our business is highly dependent on the success of our product candidates. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.

Our future success and ability to generate significant revenue from our product candidates, which we do not expect will occur for several years, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates, including our Dupuytren’s Contracture product candidate, which has recently completed a successful Phase 2b clinical trial in the U.K., a condition that affects the development of fibrous connective tissue in the palm of the hand. All of our other product candidates are in earlier stages of development and will require substantial additional investment for manufacturing, preclinical testing, clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

We may not have the financial resources to continue development of our product candidates. Even if clinical trials are completed, we may experience other issues that may delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

●	inability to demonstrate to the satisfaction of the FDA, MHRA or other comparable foreign regulatory authorities that our product candidates are safe and effective;

●	insufficiency of our financial and other resources to complete the necessary clinical trials and preclinical studies;

●	negative or inconclusive results from our clinical trials, preclinical studies or the clinical trials of others for product candidates that are similar to ours, leading to a decision or requirement to conduct additional clinical trials or preclinical studies or abandon a program;

●	product-related adverse events experienced by subjects in our clinical trials, including unexpected toxicity results, or by individuals using drugs or therapeutic biologics similar to our product candidates;

●	delays in submitting an Investigational New Drug application, or IND, or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination, or hold, of a clinical trial once commenced;

●	conditions imposed by the FDA, the EMA, MHRA or other comparable foreign regulatory authorities regarding the scope or design of our clinical trials;

●	poor effectiveness of our product candidates during clinical trials;

●	better than expected performance of control arms, such as placebo groups, which could lead to negative or inconclusive results from our clinical trials;

●	delays in enrolling subjects in clinical trials;

●	high drop-out rates of subjects from clinical trials;

●	inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;

●	greater than anticipated clinical trial or manufacturing costs;

●	unfavorable FDA, EMA, MHRA or other comparable regulatory authority inspection and review of a clinical trial site;

●	failure of our third-party contractors or investigators to comply with regulatory requirements or the clinical trial protocol or otherwise meet their contractual obligations in a timely manner, or at all;

●	unfavorable FDA, EMA, MHRA or other comparable regulatory authority inspection and review of manufacturing facilities or inability of those facilities to maintain a compliance status acceptable to the FDA, EMA or comparable regulatory authorities;

●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or

●	Varying interpretations of data by the FDA, EMA, MHRA and other comparable foreign regulatory authorities.

Our product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA, EMA, MHRA and/or other applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that such product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure stockholders that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

Due to the significant resources required for the development of our product pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others. Moreover, we may fail to expend our limited resources on product candidates or indications that may have been more profitable or for which there is a greater likelihood of success.

We have three separate programs for producing anti-inflammatory agents: (1) investigating new clinical opportunities for anti-TNF, (2) identifying orally available, small molecules that are agonists of α7 nicotinic acetylcholine receptor, and (3) identifying patentable analogs of CBD that initially will be used as pain medications, that are at various stages of preclinical development. Due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misinterpret trends in the pharmaceutical industry, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may (i) fail to capitalize on viable commercial products or profitable market opportunities, (ii) be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or (iii) relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Events which may result in a delay or unsuccessful completion of clinical trials include:

●	inability to raise funding necessary to initiate or continue a trial;

●	delays in obtaining regulatory approval to commence a trial;

●	delays in reaching agreement with the FDA, MHRA or other foreign regulators on final trial design;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA, MHRA or other regulatory authorities;

●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

●	delays in obtaining required institutional review board approval at each site;

●	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

●	delays caused by subjects dropping out of a trial due to side effects or otherwise;

●	clinical sites dropping out of a trial to the detriment of enrollment;

●	time required to add new clinical sites; and

●	delays by our contract manufacturers to produce and deliver a sufficient supply of clinical trial materials.

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

Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, that a more complete safety profile is identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. Patients treated with our products, if approved, may experience adverse reactions and it is possible that the FDA, MHRA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates. If safety problems occur or are identified after our product candidates reach the market, we may, or regulatory authorities may require us to amend the labeling of our products, recall our products or even withdraw approval for our products.

Failure can occur at any stage of our drug development efforts.

We may experience numerous unforeseen events during, or as a result of, testing that could delay or prevent us from obtaining regulatory approval for, or commercializing our drug candidates, including but not limited to:

●	regulators or Institutional Review Boards (IRBs) may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	conditions may be imposed upon us by the FDA and/or MHRA regarding the scope or design of our clinical trials, or we may be required to resubmit our clinical trial protocols to IRBs for review due to changes in the regulatory environment;

●	the number of subjects required for our clinical trials may be larger, patient enrollment may take longer, or patients may drop out of our clinical trials at a higher rate than we anticipate;

●	we may have to suspend or terminate one or more of our clinical trials if we, regulators, or IRBs determine that the participants are being subjected to unreasonable health risks;

●	our third-party contractors, clinical investigators or contractual collaborators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

●	the FDA may not accept clinical data from trials that are conducted at clinical sites in countries where the standard of care is potentially different from the U.S.;

●	our tests may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional testing; and

●	the costs of our pre-clinical and/or clinical trials may be greater than we anticipate.

We rely on third parties to conduct our pre-clinical studies and clinical studies and trials, and if they do not perform their obligations to us, we may not be able to obtain approval for additional indications.

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

Any manufacturing problem, natural disaster, or epidemic, affecting manufacturing facilities, or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we will be reliant on third parties to supply the raw materials needed to manufacture our products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and result in lost sales. If our suppliers were unable to supply us with adequate supply of our drugs, it could have a material adverse effect on our ability to successfully commercialize our drug candidates.

If we fail to discover, develop and commercialize other product candidates, we may be unable to grow our business and our ability to achieve our strategic objectives would be impaired. In addition, we may also seek to commercialize certain treatments that may not be proprietary to us.

Although the development and commercialization of our current product candidates are our initial focus, as part of our long-term growth strategy, we plan to develop other product candidates. While we believe our planned products may have potential applicability to other uses, we have not conducted any clinical trials on these other uses and we may not be successful in developing product candidates for other uses. In addition, we intend to devote capital and resources for basic research to discover and identify additional product candidates. These research programs require technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

●	the research methodology used may not be successful in identifying potential product candidates;

●	competitors may develop alternatives that render our product candidates obsolete;

●	product candidates that we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

●	a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

●	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

If we do not achieve our projected development and commercialization goals within the timeframes we expect, the development and commercialization of our product candidates may be delayed, and our business and results of operations may be harmed.

For planning purposes, we seek to estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of marketing approval or a commercial launch of a product. The potential achievement of many of these milestones may be outside of our control. Each of these milestones is based on a variety of assumptions which, if not realized as expected, may cause the timing of such potential achievement of the respective milestones to vary considerably from our estimates, including:

●	our available capital resources or capital constraints we experience;

●	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;

●	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

●	our receipt of approvals by the FDA, MHRA and other regulatory authorities and the timing thereof;

●	clinical outcomes;

●	other actions, decisions or rules issued by regulators;

●	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;

●	the efforts of our collaborators with respect to the commercialization of our product candidates; and

●	the securing of, costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

If we fail to achieve any announced milestones in the timeframes we expect, the development and commercialization of our product candidates may be delayed, and our business and results of operations may be harmed, and it could negatively impact our share price performance. Please see “Business” for more information.

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

Regulatory agencies may not accept clinical trial designs submitted by us, and may analyze or interpret the results of clinical trials differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of its future product candidates are expected to continue for several years and may take significantly longer to complete. In addition, the FDA, MHRA or other regulatory authorities, including state, local and foreign authorities, or an IRB, with respect to a trial at our institution, may suspend, delay or terminate its clinical trials at any time, require us to conduct additional clinical trials, require a particular clinical trial to continue for a longer duration than originally planned, require a change to its development plans such that we conduct clinical trials for a product candidate in a different order, e.g., in a step-wise fashion rather than running two trials of the same product candidate in parallel, or could suspend or terminate the registrations and quota allotments we require in order to procure and handle controlled substances, for various reasons, including the following, any of which could have a material adverse effect on our business, financial condition and results of operations:

●	lack of effectiveness of any product candidate during clinical trials;

●	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues, such as drug interactions, including those which cause confounding changes to the levels of other concomitant medications;

●	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

●	difficulty in retaining subjects who have initiated a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

●	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

●	inadequacy of or changes in our manufacturing process or product formulation;

●	delays in obtaining regulatory authorization to commence a trial, including “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

●	DEA related recordkeeping, reporting security or other violations at a clinical site, leading the DEA or state authorities to suspend or revoke the site’s-controlled substance license and causing a delay or termination of planned or ongoing trials;

●	changes in applicable regulatory policies and regulation, including changes to requirements imposed on the extent, nature or timing of studies;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

●	uncertainty regarding proper dosing;

●	delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

●	unfavorable results from ongoing pre-clinical studies and clinical trials;

●	failure of our CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

●	failure by our company, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	regulatory concerns with CBD derivative products generally and the potential for abuse, despite only working with non-plant based non-psychoactive products;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow our clinical protocols; or

●	difficulty in maintaining contact with patients during or after treatment, which may result in incomplete data.

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

In particular, each of the conditions for which we plan to evaluate our product candidates are diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. In addition, the ongoing COVID-19 pandemic may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact enrollment in our clinical trials.

We may not be able to initiate or continue clinical trials if we cannot enroll the required eligible patients per protocol to participate in the clinical trials required by the FDA or the EMA, MHRA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

●	difficulty in establishing or managing relationships with CROs and physicians;

●	different standards for the conduct of clinical trials;

●	our inability to locate qualified local consultants, physicians and partners;

●	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;

●	ability to procure and deliver necessary clinical trial materials needed to perform the study; and

●	inability to implement adequate training at participating sites remotely when in person training cannot be completed.

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

We must adhere to all regulatory requirements including FDA’s GLP, GCP and GMP requirements, pharmacovigilance requirements, advertising and promotion restrictions, reporting and recordkeeping requirements, and their European equivalents. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval requirements, then the FDA or other foreign regulatory authorities could sanction our company. Even if a drug is approved by the FDA or other competent authorities, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing trials. Any of our product candidates which may be approved in the U.S. will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and submission of safety and other post-market information, including both federal and state requirements. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to GMP. As such, we and our contract manufacturers (in the event contract manufacturers are appointed in the future) are subject to continual review and periodic inspections to assess compliance with GMP. Accordingly, we and others with whom we work will have to spend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Similar restrictions and requirements exist in the EU and other markets where we operate.

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

In addition, it is possible that our future products will be regulated by the DEA, under the Controlled Substances Act or under similar laws elsewhere. DEA scheduling is a separate process that can delay when a drug may become available to patients beyond an NDA approval date, and the timing and outcome of such DEA process is uncertain. See also “Risks Related to Controlled Substances”, below.

In addition, any government investigation of alleged violations of law could require us to spend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our future product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our business and our operating results may be adversely affected.

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

Specifically, in the U.S., we expect that the 2010 Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. There have been judicial challenges to certain aspects of the ACA and numerous legislative attempts to repeal and/or replace the ACA in whole or in part, and we expect there will be additional challenges and amendments to the ACA in the future. At this time, the full effect that the ACA will have on our business in the future remains unclear. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any of our future product candidates for which we may receive regulatory approval.

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

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA, MHRA or other regulatory authorities may disagree with our interpretation of the data. In the event that we obtain negative results from clinical trials for product candidates or other problems related to potential chemistry, manufacturing and control issues or other hurdles occur and our future product candidates are not approved, we may not be able to generate sufficient revenue or obtain financing to continue our operations, our ability to execute on our current business plan may be materially impaired, and our reputation in the industry and in the investment community might be significantly damaged. In addition, our inability to properly design, commence and complete clinical trials may negatively impact the timing and results of our clinical trials and ability to seek approvals for our drug candidates.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the U.S. without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the EMA and MHRA, impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for our most advanced product candidate for the early stage treatment of Dupuytren’s Contracture, or any other product candidate. We must complete additional preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trial design that we submit will be accepted by FDA, MHRA or other comparable foreign regulatory authorities, or that clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our initial and potential additional product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA, MHRA or any other comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if any of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of, or intolerability caused by, such product candidate, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case. Serious adverse events, or SAEs, or other adverse effects, as well as tolerability issues, could hinder or prevent market acceptance of the product candidate at issue.

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA, MHRA or other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA, MHRA or other comparable foreign regulatory authorities that a product candidate is safe and effective for our proposed indication;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA, MHRA or other comparable foreign regulatory authorities for approval;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA, MHRA or other comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or preclinical studies;

●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA to the FDA or other submission or to obtain regulatory approval in the U.S., the EU or elsewhere;

●	the FDA, MHRA or other comparable foreign regulatory authorities may find deficiencies with the manufacturing processes of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA, MHRA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of clinical trial results may result in us failing to obtain regulatory approval to market any product candidate we develop, which would substantially harm our business, results of operations and prospects. The FDA, MHRA or other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be granted for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with labeling that does not include the claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We rely upon a combination of patents, trade secret protection (i.e., know-how), and confidentiality agreements to protect the intellectual property of our future product candidates. The strengths of patents in the pharmaceutical field involve complex legal and scientific questions and can be uncertain. Where appropriate, we seek patent protection for certain aspects of our products and technology. Filing, prosecuting and defending patents globally can be prohibitively expensive.

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

Publication of information related to our future product candidates by our company or others may prevent us from obtaining or enforcing patents relating to these products and product candidates. Furthermore, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, any of our issued patents may be opposed and/or declared invalid or unenforceable. If we fail to adequately protect our intellectual property, we may face competition from companies who attempt to create a generic product to compete with our future product candidates. We may also face competition from companies who develop a substantially similar product to our future product candidates that is not covered by any of our patents.

Many companies have encountered significant problems in protecting, defending and enforcing intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Also, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose such trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.

We rely on patent, trademark, trade secret and other intellectual property protection in the discovery, development, manufacturing and sale of our product candidates. In particular, patent protection is important in the development and eventual commercialization of our product candidates. Patents covering our product candidates normally provide market exclusivity, which is important in order to improve the probability that our product candidates are able to become profitable.

One of our patents relating to our Fibrosis and anti-TNF program will expire in 2033; however, the majority of the patent portfolio has a longer lifespan. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the U.S., the natural expiration of a utility patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection of our product candidates, we may be open to competition from generic versions of such methods and compositions.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term, our business may be harmed.

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the U.S. and other countries with respect to our product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension, or PTE, under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time-period or the scope of patent protection afforded could be less than we request. Even if we are able to obtain an extension, the patent term may still expire before or shortly after we receive FDA marketing approval. If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.

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

The product candidates that we are developing may contain controlled substances as defined in The United States Federal Controlled Substances Act of 1970 and the CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances.

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

There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational cannabis products. While cannabis products not approved by the FDA are Schedule I substances as defined under federal law, and their possession and use is not permitted according to federal law (except for research purposes, under DEA registration), according to worldpoplulationreview.com, at least 39 states and the District of Columbia have enacted state laws to enable possession and use of cannabis for medical purposes, and at least 19 states and the District of Columbia for recreational purposes. The U.S. Farm Bill, which was passed in 2018, descheduled certain material derived from hemp plants with extremely low THC content. Although our business is quite distinct from that of online and dispensary cannabis companies, future legislation authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabis products could affect our business.

Accounting Risks

Our goodwill and intangible assets have been impaired in the past and are subject to future impairment risks.

As discussed in the following risk factor, we had material impairment charges to our goodwill and in process R&D during the year ended December 31, 2022.

Our intangible assets were approximately $10.7 million as of December 31, 2022, representing 55% of our total assets. The Company assesses the potential impairment of indefinite-lived intangible assets and goodwill at least annually and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. Events and circumstances that the Company considers important which could trigger impairment include the following:

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

We have in the past, and may in the future, impair long-lived assets and intangible assets, including goodwill and acquired in-process research and development.

The Company reviews long-lived assets and certain identifiable assets (including intangible assets) for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. An impairment exists when the carrying value of the long-lived or intangible asset (including goodwill and acquired in-process research and development) is not recoverable and exceeds its estimated fair value. Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. The Company reviews goodwill yearly, or more frequently whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment.

The Company’s publicly traded stock closed at $78.00 per share as of December 31, 2021; during 2022, the market value of the Company’s single reporting unit significantly declined. As of March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, the market value of the Company’s publicly traded stock fell to $51.80, $16.96, $13.30 and $3.39, per share, respectively, and as such, the Company elected to conduct a quantitative analysis of goodwill to assess for impairment as of September 30, 2022 and December 31, 2022. The Company determined the fair market value of its single reporting unit and compared that value with the carrying amount of the reporting unit and determined that goodwill was impaired as of both measurement dates. As of September 30, 2022 and December 31, 2022, the carrying value exceeded the fair market value by $18,872,850 and $14,674,428, respectively. To recognize the impairment of goodwill, the Company recorded losses for these amounts at the end of the third and fourth quarters, which appear as a loss on goodwill impairment of $33,547,278 on the income statement for the year ended December 31, 2022. See “Note 5 – Intangible Assets and Impairment of Long-lived Assets” in the consolidated financial statements included herein beginning on page F-1, for further information.

Intangible assets and in-process research and development (“IP R&D”) assets represent the fair value assigned to technologies that were acquired on July 16, 2019 in connection with the Reorganization, which have not reached technological feasibility and have no alternative future use. IP R&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IP R&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IP R&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IP R&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may record a full or partial impairment charge related to the IP R&D assets, calculated as the excess of the carrying value of the IP R&D assets over their estimated fair value.

As of December 31, 2022, the carrying amount of the IP R&D assets on the balance sheet was $12,405,084 (which consists of carrying amounts of $1,462,084 and $10,943,000 related to the Company’s CBR Pharma subsidiary and its 180 LP subsidiary, respectively). Per the valuation obtained from a third party as of year-end, the fair market value of the Company’s IP R&D assets was determined to be $9,063,000 (which consists of fair values of $0 and $9,063,000 related to the Company’s CBR Pharma subsidiary and 180 LP subsidiary, respectively). As of this measurement date, the carrying values of the CBR Pharma and 180 LP subsidiaries’ assets exceeded their fair market values by $1,462,084 and $1,880,000, respectively. As such, management determined that the consolidated IP R&D assets were impaired by $3,342,084 and, in order to recognize the impairment, the Company recorded a loss for this amount during the fourth quarter of 2022, which appears as a loss on impairment to IP R&D assets on the income statement. This reduced the IP R&D asset balances of its CBR Pharma subsidiary and its 180 LP subsidiary to zero and $9,063,000, respectively, as of December 31, 2022; the total consolidated IP R&D asset balance is $9,063,000 after impairment. See “Note 5 – Intangible Assets and Impairment of Long-lived Assets” in the consolidated financial statements included herein beginning on page F-1, for further information.

A continued period of low trading prices of our common stock may force us to incur further material impairments of our reporting units, which could have a material effect on the value of our assets and cause the value of our securities to decline in value. Additionally, we have in the past, and may in the future, determine that impairments in our intangible assets, including acquired in-process research and development, are necessary and may be material. An impairment recognized in one period may not be reversed in a subsequent period, even if the value of our common stock increases in the future. We have in the past and could in the future incur additional impairments of long-lived assets and/or intangible assets, including acquired in-process research and development and goodwill, which may be material.

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

Management of the Company, including our principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework” (2013).

Management concluded that certain aspects of the Company’s internal control over financial reporting was not effective as of December 31, 2022, based on those criteria. Specifically, management’s conclusion was based on the following material weakness:

●

The Company’s review and control procedures did not operate at the appropriate level of precision to detect an error in fair-value of warrants related to a one-time reverse stock split and the fair value of IP R&D assets.

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

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In any of these cases, it could result in a material adverse effect on our business, on our financial condition or have a negative effect on the trading price of our common stock and warrants. Further, if we fail to remedy this deficiency (or any other future deficiencies) or maintain the adequacy of our disclosure controls and procedures and our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation against us or our management.

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

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

●	“short squeezes”;

●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;

●	large stockholders exiting their position in our securities or an increase or decrease in the short interest in our securities;

●	actual or anticipated fluctuations in our financial and operating results;

●	risks and uncertainties associated with the ongoing COVID-19 pandemic;

●	changes in foreign currency exchange rates;

●	the commencement, enrollment or results of our planned or future clinical trials of our product candidates or those of our competitors;

●	the success of competitive drugs or therapies;

●	regulatory or legal developments in the U.S. and other countries;

●	the success of competitive products or technologies;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to our product candidates or clinical development programs;

●	litigation matters, including amounts which may or may not be recoverable pursuant to the Company’s officer and director insurance policies, regulatory actions affecting the Company and the outcome thereof;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved drug;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the U.S. and abroad; and

●	investors’ general perception of us and our business.

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, during 2022, the sale prices of our common stock ranged from a post-split adjusted high of $80.70 per share (on January 5, 2022) to a low of $1.18 per share (on December 23, 2022). During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

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

As of December 31, 2022, we had (i) outstanding stock options to purchase an aggregate of 162,956 shares of common stock at a weighted average exercise price of $84.63 per share; (ii) outstanding warrants to purchase 3,435,728 shares of common stock at a weighted average exercise price of $33.94 per share. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Our outstanding public warrants are significantly out of the money.

Each Public Warrant entitles the holder to purchase one-fortieth of one share of common stock at an exercise price of $5.75 per 1/40th of one share ($230.00 per whole share), subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 12 months from the closing of the IPO and expire five years after the completion of the Business Combination (November 6, 2025). The Public Warrants are significantly out of the money and because no fractional shares will be issued upon exercise of the Public Warrants, the Public Warrants are only exercisable in multiples of 40. As a result, the Public Warrants may not have any significant value. Additionally, warrant holders not holding at least 40 Public Warrants or who hold Public Warrants which would be exercisable for a fractional share of common stock, must sell any warrants to obtain value from the fractional interest. As a result, the trading of the Public Warrants may be limited or sporadic, and such Public Warrants may not have any significant value. Any holder of Public Warrants holding less than 40 Public Warrants or a number of Public Warrants not evenly divisible by 40 will not receive any common stock upon the exercise of Public Warrant, as no fractional shares of common stock are issuable upon exercise thereof.

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, including (a) options to purchase 162,956 shares of common stock with a weighted average exercise price of $84.63 per share; and (b) warrants to purchase 3,435,728 shares of common stock with a weighted average exercise price of $33.94 per share. If a significant number of shares were sold, such sales would increase the supply of our common stock, thereby potentially causing a decrease in its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

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

Pursuant to certain prior private offerings of securities, we entered into registration rights agreements which required us to file certain registration statements to register the resale of the privately sold shares and certain securities issuable upon exercise/conversion thereof, and to maintain the effectiveness of such registration statements for certain periods of time. To date, all such required registration statements have been declared effective by the SEC. However, in the event the registration statements are subsequently suspended or terminated, or we otherwise fail to meet certain requirements set forth in the registration rights agreements, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.

Provisions of the warrants granted in July 2022 could discourage an acquisition of us by a third party.

Certain provisions of the common stock warrants granted by us in July 2022 could make it more difficult or expensive for a third party to acquire us. The common stock warrants granted by us in July 2022 prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the common stock warrants. Further, the common stock warrants granted by us in July 2022 provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such common stock warrants at a price described in such warrants (based on the Black Scholes Value of such warrants). These and other provisions of the common stock warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to stockholders.

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

Resales of our common stock in the public market may cause the market price of our common stock to fall.

Sales of a substantial number of shares of our common stock could occur at any time. The issuance of new shares of our common stock could result in resales of our common stock by our current stockholders concerned about the potential ownership dilution of their holdings. In turn, these resales could have the effect of depressing the market price for our common stock.

Future sales of our common stock could cause our stock price to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. Up to $125,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 that we filed with the Securities and Exchange Commission on June 3, 2022, and which was declared effective on June 24, 2022. As of March 28, 2023, there is an aggregate of over $6.0 million in securities which are eligible for sale in the public markets from time to time. Additionally, if our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Anti-takeover provisions in our Second Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our Second Amended and Restated Certificate of Incorporation, as amended and our Amended and Restated Bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock or warrants. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include the following provisions:

●	a classified board of directors, as a result of which our board of directors is divided into two classes, with each class serving for staggered two-year terms;

●	the removal of directors only for cause;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

●	prohibiting stockholders’ ability to take action via written consents to action;

●	providing that special meeting of stockholders may be called only by the Chairman of the Board, Chief Executive Officer, or the Board pursuant to a resolution adopted by a majority of the Board;

●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and

●	limiting the liability of, and providing indemnification to, our directors and officers.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders holding shares representing more than 15% of the voting power of our outstanding voting stock from engaging in certain business combinations with us. Any provision of our Second Amended and Restated Certificate of Incorporation, as amended or our Amended and Restated Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock or warrants. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock or warrants in an acquisition.

Our Second Amended and Restated Certificate of Incorporation, as amended, contains exclusive forum provisions that may discourage lawsuits against us and our directors and officers.

Our Second Amended and Restated Certificate of Incorporation, as amended provides that unless the corporation consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Second Amended and Restated Certificate of Incorporation, as amended or Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine.

The choice of forum provision in our Second Amended and Restated Certificate of Incorporation, as amended, does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts with respect to suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain claims under the Securities Act.

These exclusive forum provisions may limit the ability of the Company’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with the Company or the Company’s directors or officers, which may discourage such lawsuits against the Company and the Company’s directors and officers. Alternatively, if a court were to find one or more of these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect our business, financial condition or results of operations.

Our Second Amended and Restated Certificate of Incorporation, as amended, contains provisions whereby we renounced any interest in any corporate opportunity offered to any director or officer, subject to certain exceptions.

Our Section Amended and Restated Certificate of Incorporation, as amended, provides that to the extent allowed by law, the doctrine of corporate opportunity, or any other analogous doctrine, does not apply with respect to the Company or any of its officers or directors, or any of their respective affiliates, and that the Company renounces any expectancy that any of the directors or officers of the Company will offer any such corporate opportunity of which he or she may become aware to the Company, except that the doctrine of corporate opportunity shall apply with respect to any of the directors or officers of the Company only with respect to a corporate opportunity (i) that was offered to such person solely in his or her capacity as a director or officer of the Company, (ii) that is one the Company is legally and contractually permitted to undertake and would otherwise be reasonable for the Company to pursue, and (iii) to the extent the director or officer is permitted to refer such opportunity to the Company without violating any legal obligation.

Additionally, each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director may be required to present a business opportunity to such entity, subject to his or her fiduciary duties under applicable law. Accordingly, there may arise conflicts of interest in whether to present a potential business combination opportunity to our company. These conflicts may not be resolved in our favor. Our renouncement of corporate opportunities may have a material adverse effect on our results of operations moving forward and/or create conflicts of interest or perceived conflicts of interest which may have a material adverse effect on the value of our securities.

Our directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

Our directors are not required to, and do not, commit their full time to our affairs, and certain of our directors hold positions, including other directorships, with other companies in the life sciences industry, which may result in a conflict of interest in allocating their time between our operations and others which they provide services to. If our directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our operations. Additionally, such persons may have conflicts of interest in allocating their time among various business activities. These conflicts may not be resolved in our favor. Additionally, our directors may, because of our corporate opportunity waiver, discussed above, may choose to, or be required to, provide corporate opportunities to the other companies which they are affiliated with. Actual or perceived conflicts of interest may have a material adverse effect on our results of operations which may have a material adverse effect on the value of our securities.

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

We incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

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

We have not been in compliance in the past with the continued listing standards of NASDAQ and may not be able to comply with NASDAQ’s continued listing standards in the future.

Our common stock and warrants trade on The NASDAQ Capital Market under the symbols “ATNF” and “ATNFW,” respectively. Notwithstanding such listing, there can be no assurance any broker will be interested in trading our securities. Therefore, it may be difficult to sell our securities publicly. There is also no guarantee that we will be able to maintain our listings on The NASDAQ Capital Market for any period of time by perpetually satisfying NASDAQ’s continued listing requirements. While we are currently in compliance with NASDAQ’s continued listing standards, we have in the past been out of compliance with such continued listing standards and our failure to continue to meet these requirements may result in our securities being delisted from NASDAQ.

Conditions required for continued listing on The NASDAQ Capital Market include requiring that we maintain at least $2.5 million in stockholders’ equity, $35 million of market value of listed securities, or $500,000 in net income over the prior two years or two of the prior three years, having a majority of independent directors, a three member audit committee (consisting of all independent directors), and maintaining a bid price above $1.00 per share. Our stockholders’ equity may not remain above NASDAQ’s $2.5 million minimum, our market value of listed securities may not remain above $35 million, we may not generate over $500,000 of yearly net income, and we may not be able to maintain independent directors or maintain a stock price above $1.00.

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

Our business increasingly depends on the use of information technologies, which means that certain key areas such as research and development, production and sales are to a large extent dependent on our information systems or those of third-party providers. Our ability to execute our business plan and to comply with regulators’ requirements with respect to data control and data integrity, depends, in part, on the continued and uninterrupted performance of our information technology systems, or IT systems and the IT systems supplied by third-party service providers. As information systems and the use of software and related applications by our company, our business partners, suppliers, and customers become more cloud-based, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. In addition, our IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we and our third-party service providers have taken to prevent unanticipated problems that could affect our IT systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. It is also possible that a cybersecurity attack might not be noticed for some period of time. In addition, sustained or repeated system failures or problems arising during the upgrade of any of our IT systems that interrupt our ability to generate and maintain data, and in particular to operate our proprietary technology platform, could adversely affect our ability to operate our business. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our IT systems, or negative publicity resulting in reputational damage with our stockholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

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

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants. Our board of directors has authority, without action or vote of the stockholders, but subject to NASDAQ rules and regulations (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions), to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

We are currently subject to, and expect to continue to be regularly subject to, actual and threatened claims, litigation, reviews, investigations, and other proceedings. In addition, we have filed lawsuits against certain parties for matters we discovered which related to KBL, prior to the Business Combination. Any of these types of proceedings may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. Our current legal proceedings are described in “Note 11 - Commitments and Contingencies”, under the heading “Litigation and Other Loss Contingencies”, in the consolidated financial statements included herein beginning on page F-1. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other parts of the word, including the U.S. and Europe, and efforts to contain its spread have intensified, with varying degrees of success. As a result, businesses have closed and limits have been placed on travel and everyday activities. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. Should the COVID-19 pandemic continue, our plans could be delayed or interrupted. The spread of COVID-19 has also created global economic uncertainty, which may cause partners, suppliers and potential customers to closely monitor their costs and reduce their spending budget. The foregoing could materially adversely affect the clinical trials, supply chain, financial condition and financial performance of our company.

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

Additionally, our Frozen Shoulder trial has been adversely affected. The trial was opened to recruitment at the end of May 2022 following delays in gaining approvals due to backlogs in the National Institute of Health Research (NIHR) system due to COVID-19 and consequential staff vacancies. Nine participants were recruited for participation in the trial through mid-February 2023. The U.K. research system has faced unprecedented challenges following the COVID-19 pandemic both in terms of support services and at the point of delivery of clinical care. This has resulted in the NIHR instituting their Recovery and Reset program to identify and close trials that are facing challenges. Our Frozen Shoulder trial was considered to be one of such trials, due to the considerable challenges we faced to open recruitment sites and enroll sufficient participants. Therefore, the NIHR has asked the chief investigators to close the trial for further recruitment. This closure or future closures or difficulties relating to the recruitment of participants in future studies could have a material adverse effect on our ability to complete studies, the timeline for future drugs and our ability to generate revenues and support our operations.

We may be adversely affected by climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions—which may affect our current operations due to among other things, the fact that a majority of our operations we are based in California, which is prone to inclement weather), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, loss of inventory, and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.

Environmental, social and governance matters may impact our business and reputation.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to environmental, social and governance, or ESG, concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. This focus on ESG concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas, including equitable access to medicines, product quality and safety, diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in our operations. If we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

The U.K.’s withdrawal from the EU could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in the U.K. and/or Europe and impose additional challenges in securing regulatory approval of our product candidates in the U.K. and/or Europe.

The U.K.’s exit from the EU as of January 31, 2020, with a transitional period up to December 31, 2020, commonly referred to as “Brexit”, has caused political and economic uncertainty, including in the regulatory framework applicable to our operations and product candidates in the U.K. and the EU, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. As one of the Brexit consequences, the EMA has relocated from the U.K. to the Netherlands. This has led to a significant reduction of the EMA workforce, which has resulted and could further result in significant disruption and delays in its administrative procedures, such as granting clinical trial authorization or opinions for marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations.

The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the U.K. It is possible that there will be increased regulatory complexities, which can disrupt the timing of our clinical trials and regulatory approvals. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenues and achieve and sustain profitability.

In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the U.K. from the EU will have, how such withdrawal will affect us, and the full extent to which our business could be adversely affected.

The increasing use of social media platforms presents new risks and challenges to our business.

Social media is increasingly being used to communicate about pharmaceutical companies’ research, product candidates, and the diseases such product candidates are being developed to prevent. Social media practices in the pharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, subjects may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such events occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social media or networking website. Certain data protection regulations, such as the GDPR, apply to personal data contained on social media. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur harm to our business, including damage to our reputation.

We may incur indebtedness in the future which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our costs.

We may incur significant amounts of indebtedness in the future. Our level of indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows is required to be used to service our indebtedness;

●	a high level of debt increases our vulnerability to general adverse economic and industry conditions;

●	covenants contained in the agreements governing our outstanding indebtedness limit our ability to borrow additional funds and provide additional security interests, dispose of assets, pay dividends and make certain investments;

●	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

●	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

A high level of indebtedness increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we do not have sufficient funds and are otherwise unable to arrange financing, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely impacted by changes in accounting standards.

Our consolidated financial statements are subject to the application of U.S. GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company’s headquarters are located in Palo Alto, California. The Company believes its existing leased office space is suitable for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be a party to litigation that arises in the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Note 11 - Commitments and Contingencies”, under the heading “Litigation and Other Loss Contingencies”, in the consolidated financial statements included herein beginning on page F-1. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and warrants are listed on the NASDAQ Capital Market under the symbols “ATNF” and “ATNFW,” respectively.

Holders

As of March 31, 2023, there were 3,746,906 shares of common stock issued and outstanding held by 123 holders of record, and 3,435,728 shares of common stock underlying 11,500,000 public warrants outstanding to purchase shares of our common stock. Each public warrant entitles the registered holder to purchase one-fortieth of one share of our common stock at a price of $5.75 per 1/40th of one share or $230 per whole share, subject to adjustment as discussed below, at any time commencing on December 6, 2020 (30 days after our initial business combination) and ending on November 6, 2025 (five years after our initial business combination), at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. If a warrant holder holds 40 warrants, such warrants will be exercisable for one share of our common stock. No fractional shares will be issued upon exercise of the warrants and warrants must be exercised for whole shares only.

Securities Authorized for Issuance Under Equity Compensation Plans

We have reserved 185,907 shares of our common stock for grant under our 2020 Omnibus Incentive Plan (“2020 OIP”), of which 2,111 shares are available for future awards as of the date of this Report and 120,000 shares of common stock for grant under our 2022 Omnibus Incentive Plan (“2022 OIP” and together with the 2020 OIP, the “OIPs”), of which 113,526 shares are available for future awards as of the date of this Report. The OIPs are intended to be a vital component of our compensation program and equity plans we use to grant equity-based incentive awards to our directors, officers, employees and consultants. Our Board believes that granting equity awards under the OIPs will serve to align the interests of the key services providers of the Company and its subsidiaries with the Company’s stockholders, and that it would be in the best interest of the Company and its stockholders to make such grants.

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

As of the date of this Report, the Class C Special Voting Shares and our Class K Special Voting Shares have the right to vote 0 and 264 total voting shares, respectively.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of 180 Life Sciences Corp. as of and for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. See “Cautionary Statement Regarding Forward-Looking Information” above. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

As of December 31, 2022, we had an accumulated deficit of $107,408,545 and working capital of $3,270,608, and for the year ended December 31, 2022, a net loss of $38,726,259 and cash used in operating activities of $12,127,585. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised capital in August 2021, July 2022 and December 2022, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview and Recent Events

This MD&A and the related financial statements for the year ended December 31, 2022 primarily covers the operations of 180, which is a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis and other inflammatory diseases, where anti-TNF therapy will provide a clear benefit to patients, by employing innovative research, and, where appropriate, combination therapy. We have three product development platforms:

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

Significant Financial Statement Components

Research and Development

To date, 180’s research and development expenses have related primarily to discovery efforts and preclinical and clinical development of its three product platforms: (1) fibrosis and anti-TNF; (2) drugs which are derivatives of CBD, and (3) α7nAChR. Research and development expenses consist primarily of costs associated with those three product platforms, which include:

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

Loss on Goodwill Impairment

Loss on goodwill impairment represents the excess of the carrying value of the asset over its estimated fair market value during the reporting period which is not recoverable.

Loss on IP R&D assets impairment

Loss on IP R&D assets impairment represents the excess of the carrying value of the assets over its estimated fair market value during the reporting period which is not recoverable.

Change in Fair Value of IR R&D assets

Change in fair value of IP R&D assets represents the non-cash change in fair value of the assets during the reporting period.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Gains/losses resulting from change in fair value of derivative liabilities during the years ended December 31, 2022 and 2021, were driven by decreases/increases in stock price during the period, resulting in a lower/higher fair value of the underlying liability.

Offering Costs Allocated to Warrant Liabilities

Change in offering costs allocated to warrant liabilities represents placement agent fees and offering expenses which were allocated to the Private Investment in Public Equity (“PIPE”) Warrants and expensed immediately as they are liability classified.

Change in Fair Value of Accrued Issuable Equity

Change in fair value of accrued issuable equity represents the non-cash change in fair value of accrued equity prior to its formal issuance.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results of Operations

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	For the Years Ended December 31,
	2022	2021
Operating Expenses:
Research and development	$2,191,834	$1,000,769
Research and development - related parties	240,731	2,947,536
General and administrative	15,459,788	11,230,118
General and administrative - related parties	5,612	462,580
Total Operating Expenses	17,897,965	15,641,003
Loss From Operations	(17,897,965)	(15,641,003)

Other (Expense) Income:
Gain on settlement of liabilities	-	926,829
Other expense	-	(146,822)
Interest expense	(28,175)	(135,953)
Interest expense – related parties	1,508	(50,255)
Loss on extinguishment of convertible notes payable, net	-	(9,737)
Loss on goodwill impairment	(33,547,278)	-
Loss on IP R&D assets impairment	(3,342,084)	-
Change in fair value of derivative liabilities	15,144,986	(4,677,388)
Change in fair value of accrued issuable equity	-	(9,405)
Offering costs allocated to warrant liabilities	-	(604,118)
Total Other Expense, Net	(21,771,043)	(4,706,849)

Loss Before Income Taxes	(39,669,008)	(20,347,852)
Income tax benefit	942,749	23,204
Net Loss	$(38,726,259)	$(20,324,648)

Research and Development

During the year ended December 31, 2022, we incurred research and development expenses of $2,191,834 compared to $1,000,769 incurred for the year ended December 30, 2021, representing an increase of $1,191,065 or 119%. The increase includes a $1,000,000 increase in stock-based compensation expense, a $430,000 increase in expenses related to Oxford University agreements, a $290,000 increase in salaries expense, a $270,000 increase in expenses related to the Scientific Advisory Board, an increase in consulting expenses of $120,000, as well as increases of $100,000 related to patents and licenses. This activity was offset by decreases in expenses related to contracts with Yissum and Gallily Ruth of $460,000 and $250,000, respectively, a decrease related to a tax credit of $210,000 and a decrease in related-party consulting expenses of $110,000.

Research and Development – Related Parties

During the year ended December 31, 2022, we incurred research and development expenses – related parties of $240,731 compared to $2,947,536 incurred for the year ended December 31, 2021, representing a decrease of $2,706,805 or 92%. The decrease includes a decrease in stock-based compensation expense of $2,300,000; this decrease is comprised of approximately $800,000 paid to Jagdeep Nanchahal in the prior year for his research in the Phase 2b clinical trial for Dupuytren’s Contracture (RIDD), as well as stock-based compensation expense of approximately $1,400,000 paid to Mr. Nanchahal in the prior year as well. There was also a decrease in consulting expenses of $460,000.

General and Administrative

During the year ended December 31, 2022, we incurred general and administrative expenses of $15,459,788 compared to $11,230,118 incurred for the year ended December 31, 2021, representing an increase of $4,229,670 or 38%. The increase is attributable to an increase in legal fees of $3,700,000, an increase of $880,000 in directors’ and officers’ insurance expenses as well as an increase in salaries expense of $550,000, offset by decreases in exchange-related penalties of $530,000, a decrease in settlement expenses of $360,000, a decrease in stock-based compensation expense of $180,000 and a decrease in consulting expenses of $40,000.

General and Administrative – Related Parties

During the year ended December 31, 2022, we incurred general and administrative expenses – related parties of $5,612 compared to $462,580 incurred for the year ended December 31, 2021, representing a decrease of $456,968, or 99%. The decrease is primarily related to a decrease in related party consulting expenses of $125,000, as well as a decrease in bad debt expense of $300,000 incurred in connection with a receivable from related parties.

Other Expense, Net

During the year ended December 31, 2022, we incurred other expenses, net of $21,771,043 compared to $4,706,849 for the year ended December 31, 2021, representing an increase in other expenses of $17,064,194 or 363%. The increase in expenses was primarily due to the following: i) an impairment to goodwill in the current year of $33,547,278, ii) an impairment to IP R&D assets in the current year of $3,342,084 and iii) a gain on the settlement of liabilities of $926,829 in the prior year that was absent from the current year, offset by iv) a change in the current year in the fair value of derivative liabilities of $19,822,374 and v) $604,118 of warrant costs due to an offering in the prior year.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had cash balances of $6,970,110 and $8,224,508, respectively, and working capital of $3,270,608 and a working capital deficit of $8,498,193, respectively.

For the years ended December 31, 2022 and 2021, cash used in operating activities was $12,127,585 and $19,371,428, respectively. Our cash used in operations for the year ended December 31, 2022 was primarily attributable to our net loss of $38,726,259, adjusted for non-cash expenses in the aggregate amount of $23,876,048, as well as $2,722,626 of net cash used in changes in the levels of operating assets and liabilities. A significant portion of the non-cash expenses during the year relates to $36.9 million of non-recurring expenses associated with the impairment of goodwill and IP R&D assets (see Note 5 – Intangible Assets and Impairment of Long-lived Assets), offset by changes in fair value of derivative liabilities of $15,144,986 for the year. Our cash used in operations for the year ended December 31, 2021 was primarily attributable to our net loss of $20,324,648, adjusted for non-cash expenses in the aggregate amount of $9,760,161, as well as $8,806,941 of net cash used in changes in the levels of operating assets and liabilities. A significant portion of cash used in operations during the year relates to $4.8 million of non-recurring expenses associated with the business combination.

For the years ended December 31, 2022 and 2021, there was no cash provided by investing activities.

For the years ended December 31, 2022 and 2021, cash provided by financing activities was $10,873,606 and $25,411,919, respectively. Cash provided by financing activities during the year ended December 31, 2022 was primarily comprised of proceeds from the sale of July 2022 common stock and common stock warrants of $6,499,737, proceeds from the sale of December 2022 common stock and common warrants of $5,999,851 and proceeds from loans payable of $1,060,890, partially offset by offering costs paid in connection with our July 2022 and December 2022 Offerings of $529,982 and $484,991, respectively, and repayments of loans payable and loans payable – related parties of $1,591,035 and $81,277, respectively. Cash provided by financing activities during the year ended December 31, 2021 was comprised of proceeds from the sale of common stock and warrants of $26,666,200 and proceeds from loans payable in the amount of $1,618,443, partially offset by repayments of convertible debt and loans payable of ($10,000) and ($807,594), respectively, and offering costs paid of ($2,055,130).

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

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum, payments related to the D&O insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc. These cash requirements, in the aggregate, amount to approximately $10,000,000 for 2023 and $27,000,000 for the years 2024 through 2027.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of December 31, 2022, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. However, in August 2021, July 2022 and December 2022, the Company raised additional capital of approximately $13.9 million, $6.0 million and $5.5 million, respectively, and with current cash on hand of approximately $2.7 million as of March 29, 2023, the Company expects to be able to continue as a going concern through the third quarter of 2023.

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Recent Financing and Settlement Transactions

Convertible Debt Conversions

From November 27, 2020 to February 5, 2021, the holders of the Company’s convertible promissory notes converted an aggregate of $4,782,107 owed under such convertible notes into an aggregate of 99,338 shares of common stock, pursuant to the terms of such notes, as amended, at conversion prices of between $40.00 and $65.80 per share.

During the third quarter of 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,334 and an aggregate accrued interest balance of $105,850 into an aggregate of 23,357 shares of the Company’s common stock at conversion prices ranging from $49.00-$65.80 per share. The shares issued upon the conversion of the convertible promissory notes had a fair value at issuance of $1,941,125.

February 2021 Offering

On February 19, 2021, the Company entered into a Securities Purchase Agreement with a number of institutional investors (the “Purchasers”) pursuant to which the Company agreed to sell to the Purchasers an aggregate of 128,200 shares (the “Shares”) of the Company’s common stock and warrants to purchase up to an aggregate of 128,200 shares of the Company’s common stock (the “SPA Warrants”), at a combined purchase price of $91.00 per Share and accompanying SPA Warrant (the “Offering”). Aggregate gross proceeds from the Offering were approximately $11.7 million, prior to deducting placement agent fees and estimated offering expenses payable by the Company. Net proceeds to the Company from the Offering, after deducting the placement agent fees and offering expenses payable by the Company, were approximately $10.8 million. The Offering closed on February 23, 2021.

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

Conversion of Bridge Notes

On March 8, 2021, the holders of the Company’s convertible bridge notes, which were issued on December 27, 2019 and January 3, 2020 to various purchasers, converted an aggregate of $432,383, which included accrued interest of $66,633 owed under such convertible bridge notes, into an aggregate of 7,920 shares of common stock pursuant to the terms of such notes, as amended, at a conversion price of $54.60 per share.

Earlybird Capital Settlement Agreement

On April 23, 2021, the Company settled the amounts due pursuant to a certain finder agreement entered into with EarlyBird Capital, Inc. (“EarlyBird”) on October 17, 2017 (the “Finder Agreement”). The Company’s Board of Directors determined it was in the best interests to settle all claims which had been made or could be made with respect to the Finder Agreement and entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid EarlyBird a cash payment of $275,000 and issued 11,250 shares of the Company’s restricted common stock with a grant date value of $1,973,250 to EarlyBird, in full satisfaction of accounts payable in the amount of $1,750,000. The Company recorded a loss of $223,250 in connection with the Settlement Agreement, which is included in (loss) gain on settlement of liabilities in the accompanying condensed consolidated statements of operations.

Alpha Capital Settlement Agreement

On July 31, 2021, the Company reached an agreement to settle the amounts allegedly due pursuant to a certain convertible note agreement entered into with Alpha Capital Anstalt (“Alpha”) on September 8, 2020 (the “Alpha Note”). The Company’s Board of Directors determined it was in the best interest of the Company to settle all claims which had been made or could be made with respect to the Alpha Note and entered into a settlement agreement (“Alpha Settlement Agreement”). Pursuant to the Alpha Settlement Agreement, the Company issued 7,500 shares of common stock and three-year warrants to purchase 1,250 shares of the Company’s common stock at an exercise price of $141.40 per share, in exchange for full and complete satisfaction of the Alpha Note.

August 2021 Offering

On August 23, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers (the “August 2021 Purchasers”), pursuant to which the Company agreed to sell an aggregate of 125,000 shares of common stock (the “August 2021 Shares”) and warrants to purchase up to an aggregate of 125,000 shares of common stock (the “August 2021 PIPE Warrants”), at a combined purchase price of $120.00 per share and August 2021 PIPE Warrant (the “August 2021 Offering”). Aggregate gross proceeds from the offering were approximately $15 million. Net proceeds to the Company from the offering, after deducting the placement agent fees and estimated offering expenses payable by the Company, were approximately $13.9 million. The placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital. The Placement Agent received a commission equal to seven percent (7%) of the aggregate gross proceeds of the Offering, or $1,050,000. The offering closed on August 23, 2021.

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

Exchanges of Related Party Loans and Convertible Notes

On September 30, 2021, Dr. Lawrence Steinman and Sir Marc Feldmann, Ph.D., each of whom serve as Co-Executive Chairmen of the Company’s Board of Directors, agreed with the Company to convert amounts owed under outstanding loans with an aggregate principal balance of $693,371 and an aggregate accrued interest balance of $157,741 into an aggregate of 7,093 shares of the Company’s common stock at the conversion price of $120.00 per share, pursuant to the terms of the agreement, which conversion rate was above the closing consolidated bid price of the Company’s common stock on the date the binding agreement was entered into. (See Note 9 – Loans Payable and Note 10 – Convertible Notes Payable for more information.)

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

Cantor Fitzgerald& Co. Litigation Settlement

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

July 2022 Offering

On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 175,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 131,604 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 306,604 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $21.20 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were $6,499,737. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $6.0 million. The placement agent fees and offering expenses of approximately $530,000 were accounted for as a reduction of additional paid in capital. The July 2022 Offering closed on July 20, 2022.

December 2022 Offering

On December 20, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 215,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 1,499,286 shares of common stock (“December 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 2,571,429 shares of common stock (the “December 2022 Common Warrants”), at a combined purchase price of $3.50 per share and warrant (the “December 2022 Offering”). Aggregate gross proceeds from the December 2022 Offering were $5,999,851. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $5.5 million. The placement agent fees and offering expenses of approximately $500,000 were accounted for as a reduction of additional paid in capital. The December 2022 Offering closed on December 22, 2022.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of its assets, liabilities, revenue and expenses. The Company has identified certain policies and estimates as critical to its business operations and the understanding of its past or present results of operations related to (i) goodwill and (ii) intangible assets and in-process research and development (“IP R&D”). These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on the Company’s consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. The Company believes that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

Goodwill/Intangible Assets and In-Process Research and Development

The Company has a significant amount of goodwill, intangible assets and IP R&D assets that are assessed at least annually for impairment. The impairment analyses of these assets are considered critical because of their significance to the Company. Intangible assets arising from business combinations or acquisitions, such as goodwill, patents and IP R&D assets are initially recorded at estimated fair value. Licensed patents are amortized over the remaining life of the patent. IP R&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. Our goodwill was derived from acquisitions where the purchase price exceeded the fair value of the net assets acquired The Company is required to reassign goodwill to reporting units whenever reorganizations of the internal reporting structure change the composition of its reporting units. The Company identified one reporting unit which represents its sole operating segment.

The Company is required to assess goodwill/intangible assets and IP R&D assets at least annually, or more frequently, if an event occurs or circumstances change that indicates it is more likely than not the fair value of the Company’s reporting unit was less than its carrying value. In assessing goodwill/intangible assets and IP R&D assets for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value.

Goodwill Impairment. The first step of the goodwill asset impairment test used to identify potential impairment compares the fair value of the reporting unit with its carrying amount, including goodwill assets. The Company determined the fair market value of its single reporting unit as of December 31, 2021 to be its market capitalization of $132,760,914, which represents $78.00 per share (the market close price) multiplied by 1,702,063 shares (consisting of 1,701,799 shares of common stock plus 264 special voting shares which are exchangeable into common stock for no additional consideration) on December 31, 2021. The carrying amount of the reporting unit as of December 31, 2021 was $39,322,695 (total assets of $62.7 million less total liabilities of $23.4 million).

Since the fair value of the Company ($132,760,914) exceeded the carrying value of the Company ($39,322,695) as of December 31, 2021, and the carrying value of the Company is greater than zero, management concluded the goodwill assets of the reporting unit was not impaired.

The Company’s publicly traded stock closed at $78.00 per share as of December 31, 2021; during 2022, the market value of the Company’s single reporting unit significantly declined. As of March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, the market value of the Company’s publicly traded stock fell to $51.80, $16.96, $13.30 and $3.39, per share, respectively, and as such, the Company elected to conduct a quantitative analysis of goodwill to assess for impairment as of September 30, 2022 and December 31, 2022. The Company determined the fair market value of its single reporting unit and compared that value with the carrying amount of the reporting unit and determined that goodwill was impaired as of both measurement dates. As of September 30, 2022 and December 31, 2022, the carrying value exceeded the fair market value by $18,872,850 and $14,674,428, respectively. To recognize the impairment of goodwill, the Company recorded losses for these amounts at the end of the third and fourth quarters, which appear as a loss on goodwill impairment of $33,547,278 on the income statement for the year ended December 31, 2022. See Note 5 – Intangible Assets and Impairment of Long-lived Assets for further information.

IP R&D Assets Impairment

As of December 31, 2022, the carrying amount of the IP R&D assets on the balance sheet was $12,405,084 (which consists of carrying value of $1,462,084 and $10,943,000 related to the Company’s CBR Pharma subsidiary and its 180 LP subsidiary, respectively). Per the valuation obtained from a third party as of year-end, the fair market value of the Company’s IP R&D assets was determined to be $9,063,000 (which consists of fair market values of $0 and $9,063,000 related to the Company’s CBR Pharma subsidiary and 180 LP subsidiary, respectively). As of this measurement date, the carrying value of the CBR Pharma and 180 LP subsidiaries’ assets exceeded their fair market values by $1,462,084 and $1,880,000, respectively. As such, management determined that the consolidated IP R&D assets were impaired by $3,342,084 and, in order to recognize the impairment, the Company recorded a loss for this amount during the fourth quarter of 2022, which appears as a loss on impairment of IP R&D assets on the income statement. This reduced the IP R&D asset balances of its CBR Pharma subsidiary and its 180 LP subsidiary to zero and $9,063,000, respectively, as of December 31, 2022; the total consolidated IP R&D asset balance is $9,063,000 after impairment. See Note 5 – Intangible Assets and Impairment of Long-lived Assets for further information.

The Company will continue to perform goodwill/intangible assets and IP R&D assets Impairment testing on an annual basis, or as needed if there are changes to the composition of its reporting unit.

Recently Issued Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies of our consolidated financial statements included within this Annual Report for a summary of recently issued and adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e)) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1), however, the Company has provided the following information below relating to interest rate risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of its business. These risks primarily include interest rate sensitivities. As of December 31, 2022, we had $6,970,110 in cash and cash equivalents. We intend to hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of its investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The information required by this Item is included in this Report as set forth in the “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K, after the signature pages of this Report, and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2022. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were effective.

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

Management of 180 Life Sciences Corp., including our principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework” (2013).

Management concluded that certain aspects of the Company’s internal control over financial reporting was not effective as of December 31, 2022, based on those criteria. Specifically, management’s conclusion was based on the following material weakness:

●	The Company’s review and control procedures did not operate at the appropriate level of precision to detect an error in fair value of warrants related to a one-time reverse stock split and the fair value of IP R&D assets.

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

Remediation Plan

Management intends to take steps to develop and enhance its internal controls over financial reporting, including:

●	Implement an analysis of fluctuations and variances on a quarterly basis for the Income Statement which would detect material movements in account balances from both a dollar amount and percentage change perspective and research any differences over a defined threshold.

●	Implement an additional layer of review over the SEC reporting process and ensure that the overall financial statements and preparation are subject to concurring review by a member of the SEC reporting team other than the SEC reporting manager.

Remediation Of Material Weaknesses in Internal Control over Financial Reporting

The Company had previously reported that, as of December 31, 2021, it had identified the following two material weaknesses in its internal control over financial reporting:

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

During the year ended December 31, 2022, the Company has taken corrective action and/or placed in operation, controls to address the two material weaknesses described above, including Financial Reporting Systems and review controls over the stock-based compensation process. We have performed the following steps in 2022:

1.	Retained the same accounting personnel throughout all reporting periods in 2022 to establish continuity of processes and implement sustainable improvements and efficiencies in the financial reporting and consolidation tools and procedures.

2.	We have successfully implemented a consolidation tool that links to our ERP, which has accomplished the following:

a.	Strengthened the chart of accounts to require roll ups;

b.	Included a comprehensive review of mapping before implementation and new procedures to enhance the controls on future changes, and

c.	Automated reporting and calculations whenever possible.

3.	Implemented additional steps as part of Management reviews to include additional high-level steps such as mapping considerations to financial reporting and detailed reviews of annual schedules to ensure the completeness and appropriate classification of expenses in the financial disclosure and reporting process.

Based on the corrective actions described above, and testing completed for the year ended December 31, 2022, management has concluded that the two material weaknesses noted above that existed as of December 31, 2021 have been remediated.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable event discussed below, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 8.01, as applicable:

Item 8.01 Other Events.

As previously disclosed, on January 18, 2023, Mr. Quan Vu resigned as Chief Operating/Chief Business Officer of the Company effective the same date and entered into a Separation and Release Agreement with the Company (the “Separation Agreement”). On March 29, 2023, an error in the Separation Agreement was corrected by the parties’ entry into a First Amendment to Separation Agreement (the “First Amendment”), effective as of the date of the original agreement, which clarified that none of the amount received by Mr. Vu pursuant to the Separation Agreement related to a bonus for 2021. The First Amendment did not change the total aggregate consideration paid to Mr. Vu under the Separation Agreement, or any of the other terms thereof.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is included under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Board Committee Membership”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2023 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2022, in connection with the solicitation of proxies for the Company’s 2023 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is included under the headings “Executive and Director Compensation”, “Executive Compensation”, “Director Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is included under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” - “Director Independence” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent public accounting firm is Marcum LLP, San Francisco, CA, PCAOB Auditor ID Auditor Firm Id: 688.

The information required by this Item is included under the heading “Ratification of Appointment of Auditors”-“Audit Fees” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

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

(3) Exhibits

EXHIBIT INDEX

		Filed/ Furnished	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	File No.	Exhibit	Filing Date
1.1	Placement Agent Agreement dated July 17, 2022, between 180 Life Sciences Corp. and A.G.P./Alliance Global Partners		8-K	001-38105	1.1	7/19/2022
1.2	Placement Agent Agreement, dated December 20, 2022, between 180 Life Sciences Corp. and A.G.P./Alliance Global Partners		8-K	001-38105	1.1	12/22/2022
3.1	Certificate of Incorporation.		S-1	333-217475	3.1	4/26/2017
3.2	Amended and Restated Certificate of Incorporation.		8-K	001-38105	3.1	6/7/2017
3.3	Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-38105	3.1	3/8/2019
3.4	Second Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-38105	3.1	6/6/2019
3.5	Third Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-38105	3.1	12/6/2019
3.6	Fourth Amendment to Amended and Restated Certificate of Incorporation		8-K	001-38105	3.1	4/8/2020
3.7	Fifth Amendment to Amended and Restated Certificate of Incorporation		8-K	001-38105	3.1	7/13/2020
3.8	Second Amended and Restated Certificate of Incorporation		8-K	001-38105	3.1	11/12/2020
3.9	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of 180 Life Sciences Corp., filed with the Secretary of State of Delaware on December 15, 2022		8-K	001-38105	3.1	12/16/2022
3.1	Amended and Restated Bylaws of 180 Life Sciences Corp.		8-K	001-38105	3.1	8/10/2021
4.1	Specimen Unit Certificate.		S-1	333-217475	4.1	4/26/2017
4.2	Specimen Common Stock Certificate.		S-1	333-217475	4.2	4/26/2017
4.3	Specimen Warrant Certificate.		S-1	333-217475	4.3	4/26/2017
4.4	Specimen Right Certificate.		S-1	333-217475	4.5	5/26/2017
4.5	Warrant Agreement, dated as of June 1, 2017, between Continental Stock Transfer & Trust Company and the Company.		8-K	001-38105	4.1	6/7/2017
4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	X

4.7	Form of 10% Senior Secured Convertible Promissory Note issued June 2020.	8-K	001-38105	4.8	7/2/2020
4.8	Form of 10% Senior Secured Convertible Promissory Note	8-K	001-38105	4.1	9/14/2020
4.9	Form of Warrant (February 2021 Private Offering)	8-K	001-38105	4.1	2/24/2021
4.1	Form of Pre-Funded Warrant (July 2022 Offering)	8-K	001-38105	4.1	7/19/2022
4.2	Form of Common Warrant (July 2022 Offering)	8-K	001-38105	4.2	7/19/2022
4.3	Form of Pre-Funded Warrant (December 2022 Offering)	8-K	001-38105	4.1	12/22/2022
4.4	Form of Common Warrant (December 2022 Offering)	8-K	001-38105	4.2	12/22/2022
4.5	Warrant Amendment, dated January 12, 2023, by and between 180 Life Sciences Corp. and the Purchaser	8-K	001-38105	4.1	1/12/2023
10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.	8-K	001-38105	10.1	6/7/2017
10.2	Registration Rights Agreement among the Company and certain securityholders.	8-K	001-38105	10.3	6/7/2017
10.3	Form of Indemnity Agreement.	S-1	333-217475	10.8	4/26/2017
10.4	Securities Purchase Agreement, dated June 12, 2020, by and among the Company and the purchasers signatory thereto.	8-K	001-38105	10.1	7/2/2020
10.5	Registration Rights Agreement, dated as of June 12, 2020, by and among the Company and the parties signatory thereto.	8-K	001-38105	10.2	7/2/2020
10.6	Securities Purchase Agreement, dated September 8, 2020, by and among the Company and the purchasers signatory thereto	8-K	001-38105	10.1	9/14/2020
10.7	Registration Rights Agreement, dated September 8, 2020, by and among the Company and the parties signatory thereto	8-K	001-38105	10.2	9/14/2020
10.8	Amended and Restated Promissory Note, dated September 2020, issued to KBL IV Sponsor LLC	S-1	333-249539	10.24	10/19/2020
10.9	Escrow Agreement dated November 6, 2020, by and between the registrant, Continental Stock Transfer & Trust Company, and Lawrence Pemble.	8-K	001-38105	10.2	11/12/2020
10.10£	Securities Purchase Agreement dated as of February 19, 2021, by and between 180 Life Sciences Corp. and the purchasers identified on the signature pages thereto.	8-K	001-38105	10.1	2/24/2021
10.11	Engagement Letter dated January 26, 2021, between 180 Life Sciences Corp. and Maxim Group LLC.	8-K	001-38105	10.2	2/24/2021
10.12	Amendment to Engagement Letter between 180 Life Sciences Corp. and Maxim Group LLC dated February 18, 2021.	8-K	001-38105	10.3	2/24/2021
10.13	Registration Rights Agreement dated as of February 23, 2021, by and between 180 Life Sciences Corp. and the purchasers signatory thereto.	8-K	001-38105	10.4	2/24/2021
10.14#	Consultancy Agreement dated February 22, 2021, by and between 180 Life Sciences Corp. and Prof Jagdeep Nanchahal	8-K	001-38105	10.1	3/3/2021
10.15#	Amended and Restated Employment Agreement dated February 25, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp. and James N. Woody	8-K	001-38105	10.2	3/3/2021
10.16#	James N. Woody - Stock Option Agreement effective February 26, 2021 (70,000 shares)	8-K	001-38105	10.3	3/3/2021

10.17#	Employment Agreement dated February 24, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp. and Ozan Pamir and Amendment and Correction Thereto dated March 1, 2021	8-K	001-38105	10.4	3/3/2021
10.18#	Ozan Pamir - Stock Option Agreement effective February 26, 2021 (9,000 shares)	8-K	001-38105	10.5	3/3/2021
10.19#	First Amendment to Consultancy Agreement dated March 31, 2021, by and between 180 Life Sciences Corp. and Prof Jagdeep Nanchahal	8-K	001-38105	10.2	4/2/2021
10.20#	Second Amendment to Employment Agreement dated May 27, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp., Katexco Pharmaceuticals Corp. and Ozan Pamir	8-K	001-38105	10.2	5/27/2021
10.21#	Form of Director Nominee Offer Letter (May 2021)	8-K	001-38105	10.1	5/27/2021
10.22#	Form of August 21, 2019 Employment Agreement between KBL Merger Corp. IV and Jonathan Rothbard	10-K	001-38105	10.44	7/9/2022
10.23£	Sir Marc Feldmann Confirmation of Rescission of Note Amendments effective February 25, 2021	10-Q	001-38105	10.15	7/19/2021
10.24	Dr. Lawrence Steinman Confirmation of Rescission of Note Amendments effective February 25, 2021	10-Q	001-38105	10.16	7/19/2021
10.25	Common Stock Purchase Warrant dated July 31, 2021, to purchase 1,250 shares of common stock of 180 Life Sciences Corp., granted to Alpha Capital Anstalt	8-K	001-38105	4.1	8/2/2021

10.26	Form of Stock Option Agreement (Independent Directors August 2021 Grants)	10-Q	001-38105	10.9	8/6/2021
10.27	Form of Purchaser Warrant (August 2021 Offering)	8-K	001-38105	4.1	8/24/2021
10.28£	Securities Purchase Agreement dated as of August 19, 2021, by and between 180 Life Sciences Corp. and the purchasers identified on the signature pages thereto	8-K	001-38105	10.1	8/24/2021
10.29	Engagement Letter dated August 17, 2021, between 180 Life Sciences Corp. and Maxim Group LLC	8-K	001-38105	10.2	8/24/2021
10.30	Registration Rights Agreement dated as of August 23, 2021, by and between 180 Life Sciences Corp. and the purchasers signatory thereto	8-K	001-38105	10.3	8/24/2021

10.31#	180 Life Sciences Corp. 2020 Omnibus Incentive Plan	S-8	333-259918	4.1	9/30/2021
10.32	Form of Stock Option Agreement 180 Life Sciences Corp. 2020 Omnibus Incentive Plan	S-8	333-259918	4.2	9/30/2021
10.33	Form of Restricted Stock Grant Agreement Stock Option Agreement 180 Life Sciences Corp. 2020 Omnibus Incentive Plan	S-8	333-259918	4.3	9/30/2021
10.34#	October 29, 2021, Employment Agreement between 180 Life Sciences Corp. and Quan Anh Vu	8-K	001-38105	10.1	10/29/2021
10.35#	Sir Marc Feldmann Confirmation of Rescission of Note Amendments effective February 25, 2021	10-Q	001-38105	10.15	7/19/2021
10.36#	Dr. Lawrence Steinman Confirmation of Rescission of Note Amendments effective February 25, 2021	10-Q	001-38105	10.16	7/19/2021
10.37	Common Stock Purchase Warrant dated July 31, 2021, to purchase 1,250 shares of common stock of 180 Life Sciences Corp., granted to Alpha Capital Anstalt	8-K	001-38105	4.1	8/2/2021
10.38#	Form of Stock Option Agreement (Independent Directors August 2021 Grants)	10-Q	001-38105	10.9	8/16/2021
10.39#	Consulting Agreement dated November 17, 2021, by and between 180 Life Science Corp. and Lawrence Steinman, M.D.	8-K	001-38105	10.1	11/18/2021
10.40#	First Amendment to Amended and Restated Employment Agreement dated April 27, 2022, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D.	8-K	001-38105	10.1	4/28/2022
10.41#	First Amendment to Employment Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Quan Anh Vu	8-K	001-38105	10.2	4/28/2022
10.42#	First Amendment to Employment Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D.	8-K	001-38105	10.3	4/28/2022
10.43#	First Amendment to Employment Agreement dated April 27, 2022, between Cannbiorex Pharma Ltd. and Sir Marc Feldmann, Ph.D.	8-K	001-38105	10.4	4/28/2022
10.44#	First Amendment to Consulting Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Lawrence Steinman, M.D.	8-K	001-38105	10.5	4/28/2022
10.45#	Second Amendment to Consulting Agreement dated April 27, 2022, between Cannbiorex Pharma Ltd. and Prof. Jagdeep Nanchahal	8-K	001-38105	10.6	4/28/2022
10.46#	Second Amendment to Employment Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D.	8-K	001-38105	10.1	5/26/2022
10.47#	Second Amendment to Employment Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and Quan Anh Vu	8-K	001-38105	10.2	5/26/2022
10.48#	Second Amendment to Employment Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D.	8-K	001-38105	10.3	5/26/2022
10.49#	Second Amendment to Consulting Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and Lawrence Steinman, M.D	8-K	001-38105	10.4	5/26/2022
10.50#	180 Life Sciences Corp. 2022 Omnibus Incentive Plan	8-K	001-38105	10.1	6/14/2022
10.51£	Securities Purchase Agreement dated July 17, 2022, by and between 180 Life Sciences Corp. and the Purchaser	8-K	001-38105	10.1	7/19/2022

10.52£	Securities Purchase Agreement, dated December 20, 2022, by and between 180 Life Sciences Corp. and the Purchaser		8-K	001-38105	10.1	12/20/2022
10.53	Warrant Agent Agreement for the Pre-Funded Warrants, dated December 22, 2022, by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company		8-K	001-38105	10.2	12/20/2022
10.54	Warrant Agent Agreement for the Common Warrants, dated December 22, 2022, by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company		8-K	001-38105	10.3	12/20/2022
10.55#	Form of Lock-Up Agreement (December 2022 Offering)		8-K	001-38105	10.4	12/20/2022
10.56#	Third Amendment to Consulting Agreement dated December 28, 2022, between 180 Life Sciences Corp., Cannbiorex Pharma Ltd. and Prof. Jagdeep Nanchahal		8-K	001-38105	10.1	12/29/2022
10.57#	Separation and Release Agreement, dated January 18, 2023, by and between 180 Life Sciences Corp. and Quan Vu		8-K	001-38105	10.1	1/20/2023
10.58	Amendment to the Warrant Agent Agreement, dated January 13, 2023, by and between 180 Life Sciences Corp. and the Warrant Agent		8-K	001-38105	10.1	1/18/2023
10.59*#	First Amendment to Separation and Release Agreement, dated March 29, 2023, by and between 180 Life Sciences Corp. and Quan Vu	X
14.1#	Code of Business and Ethics		S-1	333-217475	14	4/26/2017
21.1*	List of Subsidiaries	X
23.1*	Marcum LLP	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Form of Audit Committee Charter.		S-1	333-217475	99.1	4/26/2017
99.2	Form of Compensation Committee Charter.		S-1	333-217475	99.2	4/26/2017
99.3	Nominating and Corporate Governance Committee Charter		8-K	001-38105	99.8	11/12/2020
99.4	Risk, Safety and Regulatory Committee Charter		10-K	001-38105	99.4	7/9/2021
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plans or arrangements.

£	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that 180 Life Sciences Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: March 31, 2023	/s/ James N. Woody
	By:	James N. Woody, Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2023	/s/ Ozan Pamir
	By:	Ozan Pamir, Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James N. Woody	Chief Executive Officer and Director	March 31, 2023
James N. Woody	(Principal Executive Officer)

/s/ Ozan Pamir	Interim Chief Financial Officer	March 31, 2023
Ozan Pamir	(Principal Financial and Accounting Officer)

/s/ Marc Feldmann	Co-Executive Chairman and Director	March 31, 2023
Marc Feldmann

/s/ Lawrence Steinman	Co-Executive Chairman and Director	March 31, 2023
Lawrence Steinman

/s/ Larry Gold	Director	March 31, 2023
Larry Gold, Ph.D.

/s/ Donald A. McGovern, Jr.	Lead Director	March 31, 2023
Donald A. McGovern, Jr.

/s/ Pamela G. Marrone	Director	March 31, 2023
Pamela G. Marrone

/s/ Francis Knuettel II	Director	March 31, 2023
Francis Knuettel II

/s/ Russell T. Ray	Director	March 31, 2023
Russell T. Ray

/s/ Teresa DeLuca	Director	March 31, 2023
Teresa DeLuca

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

180 Life Sciences Crop.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 180 Life Sciences Crop. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of In Process Research and Development assets and impairment

Description of the Matter

As discussed in Note 3 and 5 to the consolidated financial statements, the Company tests In-Process Research and Development assets (IPR&D) for impairment annually (or under certain circumstances, more frequently) at each IPR&D component level using either a qualitative or quantitative approach. In assessing IPR&D assets for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of its IPR&D assets is less than it’s carrying value. Under the quantitative approach to test for IPR&D assets impairment, the Company compares the fair value of IPR&D assets at each asset components level to their net carrying value.  Generally, the Company estimates the fair value of its IPR&D at each asset components level using a Multi-Period Excess Earnings Method.

Auditing the Company’s quantitative impairment tests involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of the IPR&D. The significant estimation was primarily due to the sensitivity of the underlying assumptions including projected revenue based on market projections, probability of approval, EBITDA margins and the weighted average cost of capital, discount rate, royalty rate, contributory charges. These assumptions relate to the expected future earnings of the Company’s IPR&D assets, are forward-looking, and are sensitive to and affected by economic, industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit

To evaluate the estimated fair value of the Company’s IPR&D assets, we performed audit procedures that included, among others, evaluating the valuation methodologies used and testing the significant assumptions discussed above used by the Company in its analysis. We involved our valuation specialists to assist in testing the significant assumptions and complex valuation method used by the Company. We also compared the significant assumptions to the company’s historical estimate, actual performance, current industry, market and economic trends.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019

San Francisco, CA

March 31, 2023

PCAOB ID #688

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	December 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash	$6,970,110	$8,224,508
Prepaid expenses and other current assets	1,958,280	2,976,583
Total Current Assets	8,928,390	11,201,091
Intangible assets, net	1,658,858	1,948,913
In-process research and development	9,063,000	12,575,780
Goodwill	-	36,987,886
Total Assets	$19,650,248	$62,713,670
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,801,210	$586,611
Accrued expenses	2,284,516	1,964,580
Accrued expenses - related parties	188,159	18,370
Loans payable - current portion	1,308,516	1,828,079
Loans payable - related parties	-	81,277
Derivative liabilities	75,381	15,220,367
Total Current Liabilities	5,657,782	19,699,284
Loans payable - noncurrent portion	31,189	48,165
Deferred tax liability	2,617,359	3,643,526
Total Liabilities	8,306,330	23,390,975
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at December 31, 2022 and 2021	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at December 31, 2022 and 2021	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,746,906 and 1,701,799 shares issued and outstanding at December 31, 2022 and 2021, respectively	375	170
Additional paid-in capital	121,637,611	107,187,371
Accumulated other comprehensive income	(2,885,523)	817,440
Accumulated deficit	(107,408,545)	(68,682,286)
Total Stockholders’ Equity	11,343,918	39,322,695
Total Liabilities and Stockholders’ Equity	$19,650,248	$62,713,670

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	For the Year Ended
	December 31,
	2022	2021
Operating Expenses:
Research and development	$2,191,834	$1,000,769
Research and development - related parties	240,731	2,947,536
General and administrative	15,459,788	11,230,118
General and administrative - related parties	5,612	462,580
Total Operating Expenses	17,897,965	15,641,003
Loss From Operations	(17,897,965)	(15,641,003)

Other (Expenses) Income:
Gain on settlement of liabilities	-	926,829
Other expense	-	(146,822)
Interest expense	(26,667)	(186,208)
Loss on extinguishment of convertible notes payable, net	-	(9,737)
Loss on goodwill impairment	(33,547,278)	-
Loss on IP R&D impairment	(3,342,084)	-
Change in fair value of derivative liabilities	15,144,986	(4,677,388)
Change in fair value of accrued issuable equity	-	(9,405
Offering costs allocated to warrant liabilities	-	(604,118
Total Other Expense, Net	(21,771,043)	(4,706,849)
Loss Before Income Taxes	(39,669,008)	(20,347,852)
Income tax benefit	942,749	23,204
Net Loss Attributable to Common Stockholders	$(38,726,259)	$(20,324,648)

Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(3,702,963)	180,554
Total Comprehensive Loss	$(42,429,222)	$(20,144,094)

Basic and Diluted Net Loss per Common Share	$(20.38)	$(12.96)

Weighted Average Number of Common Shares Outstanding:	1,900,397	1,567,772

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in US Dollars)

	For The Year Ended December 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	1,701,799	$170	$107,187,371	$817,440	$(68,682,286)	$39,322,695
Adjustments related to reverse stock-split	9,591	1	(1)	-	-	-
Issuance of July 2022 pre-funded warrants	-	-	2,562,265	-	-	2,562,265
Shares issued from exercise of July 2022 pre-funded warrants	131,604	13	250	-	-	263
Shares issued in connection with July 2022 Offering	175,000	18	3,407,472	-	-	3,407,490
Issuance of December 2022 pre-funded warrants	-	-	4,823,187	-	-	4,823,187
Shares issued from exercise of December 2022 pre-funded warrants	1,499,286	150	-	-	-	150
Shares issued in connection with December 2022 Offering	215,000	22	691,651	-	-	691,673
Shares issued for professional services to directors	14,026	1	331,590	-	-	331,591
Stock-based compensation	600	-	2,633,826	-	-	2,633,826
Comprehensive loss:
Net loss	-	-	-	-	(38,726,259)	(38,726,259)
Other comprehensive loss	-	-	-	(3,702,963)	-	(3,702,963)
Balance - December 31, 2022	3,746,906	$375	$121,637,611	$(2,885,523)	$(107,408,545)	$11,343,918

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, continued

(Expressed in US Dollars)

	For The Year Ended December 31, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2021	1,308,562	$131	$78,007,490	$636,886	$(48,357,638)	$30,286,869
Shares issued upon conversion of KBL debt (Note 10)	23,357	2	1,941,123	-	-	1,941,125
Shares issued upon conversion of 180 debt (Note 10)	7,920	1	432,382	-	-	432,383
Shares issued in connection with the financing, net of financing costs (Note 12)	128,200	13	10,731,057	-	-	10,731,070
Offering costs allocated to warrant liabilities (Note 12)	-	-	604,118	-	-	604,118
Warrants issued in connection with private offering, reclassified to derivative liabilities (Note 8)	-	-	(7,294,836)	-	-	(7,294,836)
Shares issued upon exchange of common stock equivalents (Note 12)	87,253	9	(9)	-	-	-
Shares issued to settle accounts payable (Note 11)	11,250	1	1,973,249	-	-	1,973,250
Shares issued in connection with the August 2021 Offering, net of financing costs (Note 12)	125,000	13	13,879,987	-	-	13,880,000
Shares issued to settle convertible debt and derivative liabilities with Alpha Capital (Note 10)	7,500	1	1,060,499	-	-	1,060,500
Shares issued in connection with the repayment of related party loans and convertible notes (Note 12)	7,093	1	851,111	-	-	851,112
Stock based compensation (Note 12):
Common stock	15,878	2	2,148,887	-	-	2,148,889
Options	-	-	2,852,309	-	-	2,852,309
Shares Cancelled	(20,214)	(4)	4	-	-	-
Comprehensive income (loss):
Net loss	-	-	-	-	(20,324,648)	(20,324,648)
Other comprehensive income	-	-	-	180,554	-	180,554
Balance - December 31, 2021	1,701,799	$170	$107,187,371	$817,440	$(68,682,286)	$39,322,695

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the Years Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(38,726,259)	$(20,324,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation
Shares issued for services	331,591	2,148,889
Amortization of stock options and restricted stock units	2,633,826	2,852,309
Impairment of goodwill	33,547,278	-
Impairment of IP R&D assets	3,342,084
Amortization of intangibles	109,004	109,947
Bad debt expense - related parties	-	300,000
Gain on settlement of liabilities, net	-	(926,829)
Loss on extinguishment of convertible note payable	-	9,737
Deferred tax liability	(942,749)	(24,803)
Offering costs allocated to warrant liabilities	-	604,118
Change in fair value of derivative liabilities	(15,144,986)	4,677,388
Change in fair value of accrued issuable equity	-	9,405
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,018,303	(1,377,247)
Accounts payable	1,214,599	(5,515,042)
Accounts payable – related parties	-	(215,495)
Accrued expenses	319,936	(1,210,076)
Accrued expenses – related parties	169,788	(436,581)
Accrued issuable equity	-	(52,500)
Total adjustments	26,598,674	953,220
Net Cash Used In Operating Activities	(12,127,585)	(19,371,428)

Cash Flows From Financing Activities
Shares issued for cash, net of issuance costs	-	26,666,200
Offering costs in connection with 2021 sale of stock and warrants	-	(2,055,130)
Offering costs in connection with July 2022 sale of common stock and common stock warrants	(529,982)	-
Offering costs in connection with December 2022 sale of common stock and common stock warrants	(484,991)	-
Proceeds from loans payable	1,060,890	1,618,443
Repayment of convertible debt – related parties	-	(10,000)
Repayment of loans payable, net of adjustments (Note 9)	(1,591,035)	(375,789)
Repayment of loans payable – related parties	(81,277)	(431,805)
Proceeds from sale of July 2022 common stock and common stock warrants	6,499,737	-
Proceeds from sale of December 2022 common stock and common stock warrants	5,999,851	-
Proceeds from exercise of July 2022 pre-funded warrants	263	-
Proceeds from exercise of December 2022 pre-funded warrants	150	-
Net Cash Provided By Financing Activities	10,873,606	25,411,919

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Expressed in US Dollars)

	For the Years Ended
	December 31,
	2022	2021
Effect of Exchange Rate Changes on Cash	(419)	75,473

Net (Decrease) Increase In Cash	(1,254,398)	6,115,964
Cash - Beginning of Period	8,224,508	2,108,544
Cash - End of Period	$6,970,110	$8,224,508

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$15,060	$35,351

Non-cash investing and financing activities:
Common stock issued upon conversion of KBL debt	$-	$1,931,388
Common stock issued upon conversion of 180 debt	$-	$432,383
Common stock issued in connection with repayment of related party loans and convertible notes	$-	$851,112
Shares and warrants issued for Alpha Settlement	$-	$1,013,331
Exchange of common stock equivalents for common stock	$-	$146
Shares issued to settle accounts payable	$-	$1,750,000
Reclassification of accrued issuable equity	$-	$43,095

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

Reverse Stock-Split during 2022

On December 15, 2022, the Company held a special meeting of stockholders of the Company whereby the Company’s stockholders approved an amendment to the Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the issued and outstanding shares of common stock, par value $0.0001 per share, in a range of between one-for-four and one-for-twenty shares, in the discretion of the Board of Directors. The Board of Directors subsequently approved a reverse stock split in a ratio of one-for-twenty shares (the “Reverse Stock Split”). Pursuant to the Certificate of Amendment filed with the Secretary of State of Delaware to affect the Reverse Stock Split, with new CUSIP number: 68236V203. No change was made to the trading symbol for the Company’s shares of common stock or public warrants, “ATNF” and “ATNFW”, respectively, in connection with the Reverse Stock Split.

Because the Certificate of Amendment did not reduce the number of authorized shares of common stock, the effect of the Reverse Stock Split was to increase the number of shares of common stock available for issuance relative to the number of shares issued and outstanding. The Reverse Stock Split did not alter the par value of the common stock or modify any voting rights or other terms of the common stock. Any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share.

With regards to the Company’s 2020 Omnibus Incentive Plan and the 2022 Omnibus Incentive Plan, the Company’s Compensation Committee and Board deemed it in the best interests of the Company and its stockholders to (i) adjust the number of shares of Company common stock available for issuance under the Incentive Plans downward by a factor of 20 (with any fractional shares rounded down to the nearest whole share); (ii) reduce the number of shares of common stock issuable upon each outstanding option to purchase shares of common stock of the Company, and all other outstanding awards, by a factor of 20 (with any fractional shares rounded down to the nearest whole share); and (iii) adjust the exercise price of any outstanding options to purchase shares of common stock previously granted under the Incentive Plans up by a factor of 20 (rounded up to the nearest whole cent), in each case to adjust equitably for the exchange ratio of the Reverse Stock Split, which such adjustments effective automatically upon effectiveness of the Reverse Stock Split. The effects of the one-for-twenty reverse stock split have been retroactively reflected throughout the financial statements and notes to the financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the economy and the capital markets and has concluded that, while it is reasonably possible that such events could have negative effects on the Company’s financial position, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s future operating results and financial position. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy and the financial effect on the Company is not known at this time. The extent of such impact will depend on future developments, which are highly uncertain and not in the Company’s control.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. As of December 31, 2022, we had an accumulated deficit of $107,408,545 and working capital of $3,270,608 and for the year ended December 31, 2022, a net loss of $38,726,259 and cash used in operating activities of $12,127,585. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries 180 LP, CBR Pharma, Katexco and 180 Life Corp. (“180LC”). All inter-company balances and transactions among the companies have been eliminated upon consolidation. The consolidated financial statements are presented in U.S. Dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. The Company’s significant estimates and assumptions used in these financial statements include, but are not limited to, the fair value of financial instruments, warrants, options and derivative liabilities; R&D tax credits and accruals, and the estimates and assumptions related to the impairment analysis of goodwill and other intangible assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Canadian Dollar (“CAD”) or British Pound (“GBP”). Assets and liabilities are translated based on the exchange rates at the balance sheet date (0.7369 and 0.7874 for the CAD, 1.2098 and 1.3510 for the GBP as of December 31, 2022 and 2021, respectively), while expense accounts are translated at the weighted average exchange rate for the period (0.7689 and 0.7977 for the CAD, and 1.2173 and 1.3753 for the GBP for the years ended December 31, 2022 and 2021, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the years ended December 31, 2022 and 2021, the Company recorded other comprehensive (loss) income of ($3,702,963) and $180,554, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($12,777) and ($69) of foreign currency transaction (losses) for the years ended December 31, 2022 and 2021, respectively. Such amounts have been classified within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. The Company had no cash equivalents at December 31, 2022 or 2021. As of December 31, 2022, the Company had bank accounts in the United States and the United Kingdom; of its available cash balance, $25,079 is restricted cash. The Company’s cash deposits in United States and English financial institutions may at times be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or the Financial Services Compensation Scheme (“FSCS”) insurance limits, respectively. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. The Company reviews goodwill yearly, or more frequently whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. See “Note 5 – Intangible Assets and Impairment of Long-lived Assets” for further information.

Intangible Assets and In-Process Research and Development (“IP R&D”)

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

IP R&D assets represent the fair value assigned to technologies that were acquired on July 16, 2019 in connection with the Reorganization, which have not reached technological feasibility and have no alternative future use. IP R&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IP R&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IP R&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IP R&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may record a full or partial impairment charge related to the IP R&D assets, calculated as the excess of the carrying value of the IP R&D assets over their estimated fair value. See “Note 5 – Intangible Assets and Impairment of Long-lived Assets” for further information.

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

The carrying amounts of certain of the Company’s financial instruments, consisting primarily of loans payable, approximate their fair values as presented in these consolidated financial statements due to the short-term nature of those instruments. The Company’s derivative liabilities were valued using level 3 inputs (see Note 8 – Derivative Liabilities for additional information).

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

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and is estimated by management based on observations of the recent cash sales prices of common stock. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an option or warrant, the Company issues new shares of common stock out of its authorized but unissued shares.

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

The Company has computed the fair value of warrants and options issued using the Black-Scholes option pricing model. The expected term used for warrants, convertible notes and convertible preferred stock are the contractual life and the expected term used for options issued is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2022	2021
Options	162,956	137,050
Warrants	3,435,728	557,695
Total potentially dilutive shares	3,598,684	694,745

Research and Development

Research and development expenses are charged to operations as incurred. During the years ended December 31, 2022 and 2021, the Company incurred $2,191,834 and $1,000,769, respectively, of research and development expenses. As of December 31, 2022 and 2021, research and development expenses – related parties were $240,731 and $2,947,536, respectively. See Note 14 – Related Parties for more information on research and development expenses – related parties.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06 “Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 815). The amendments in ASU 2020-06 are intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity by eliminating certain accounting models in Subtopic 470-20, for convertible debt instruments. Under the amendments in this update, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-on capital. A convertible debt instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing the separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. These amendments to the derivatives scope exception for contracts in an entity’s own equity change the population of contracts that are recognized as assets or liabilities. For a freestanding instrument, an entity should record it in equity if the instrument qualifies for the derivatives scope exception under the amendments. For an embedded feature, if the feature qualifies for the derivatives scope exception under the amendments, an entity should no longer separate the feature and account for it individually. The Company adopted ASU 2020-06 upon issuance did not have a material impact on the Company’s consolidated financial statements.

On May 3, 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This standard provided clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption was permitted, including adoption in an interim period. If an issuer elected to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2021-04 effective for January 1, 2022, and its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

On July 19, 2021, the FASB issued Accounting Standards Update (ASU) 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. As part of the postimplementation review (PIR) of leases (FASB Accounting Standards Codification (FASB ASC) 842), the FASB was made aware of an issue being encountered by lessors wherein following the guidance in FASB ASC 842 requiring them to recognize a loss at lease commencement for certain sales-type lease with variable payments, even if the lessor expects the arrangement will be profitable overall. The Company adopted ASU 2021-05 effective for January 1, 2022, and its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Insurance (1)	$1,027,292	$1,937,693
Research and development expense tax credit receivable	546,563	644,513
Professional fees (1)	310,017	294,577
Value-added tax receivable	48,774	24,411
Taxes	25,634	25,634
Other	-	49,755
	$1,958,280	$2,976,583

(1)	In the previously filed Annual Report on Form 10-K for the year ended December 31, 2021, the Insurance line item above included $213,974 of expenses related to Oxford agreements for our CBR Pharma subsidiary. In the current year, those same expenses are grouped into the Professional fees grouping. As such, for comparative purposes, that amount has been moved from the Insurance grouping to the Professional fees grouping for the 2021 period.

NOTE 5 - INTANGIBLE ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

Intangible assets consist of the following as of December 31, 2022 and 2021:

	Remaining Amortization Period	As of December 31, 2022			As of December 31, 2021
	in Years at December 31, 2022	Gross Asset Value	Accumulated Amortization	Net Carrying Value	Gross Asset Value	Accumulated Amortization	Net Carrying Value
Licensed patents	13.5	$596,259	$(142,654)	$453,605	$603,919	$(110,759)	$493,160
Technology license	16.6	1,485,159	(279,906)	1,205,253	1,658,550	(202,797)	1,455,753
		$2,081,418	$(422,560)	$1,658,858	$2,262,469	$(313,556)	$1,948,913

Changes in the gross asset value of licensed patents and technology licenses from the dates acquired are the result of changes in the foreign currency exchange rate.

The Company recorded amortization expense of $109,004 and $116,297 during the years ended December 31, 2022 and 2021, respectively, related to intangible assets, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.

Future amortization related to intangible assets is as follows:

For the Years Ending December 31,
2023	$109,489
2024	109,489
2025	109,489
2026	109,489
2027	109,489
Thereafter	1,111,413
$1,658,858

Goodwill Impairment

The Company’s publicly traded stock closed at $78.00 per share as of December 31, 2021; during 2022, the market value of the Company’s single reporting unit significantly declined. As of March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, the market value of the Company’s publicly traded stock fell to $51.80, $16.96, $13.30 and $3.39, per share, respectively, and as such, the Company elected to conduct a quantitative analysis of goodwill to assess for impairment as of September 30, 2022 and December 31, 2022. The Company determined the fair market value of its single reporting unit and compared that value with the carrying amount of the reporting unit and determined that goodwill was impaired as of both measurement dates. As of September 30, 2022 and December 31, 2022, the carrying value exceeded the fair market value by $18,872,850 and $14,674,428, respectively. To recognize the impairment of goodwill, the Company recorded losses for these amounts at the end of the third and fourth quarters, which appear as a loss on goodwill impairment of $33,547,278 on the income statement for the year ended December 31, 2022.

The following is a summary of goodwill activity for the year ended December 31, 2022 for the Company’s single reporting unit, which includes the recorded losses on goodwill impairment described above.

	CBR Pharma Goodwill	180 LP Goodwill	Consolidated Goodwill
Balance, December 31, 2021	$23,749,631	$13,238,255	$36,987,886
Currency translation	(664,353)	-	(664,353)

Balance, March 31, 2022	23,085,278	13,238,255	36,323,533
Currency translation	(1,734,582)	-	(1,734,582)

Balance, June 30, 2022	21,350,696	13,238,255	34,588,951
Currency translation	(1,750,386)	-	(1,750,386)
Balance before impairment	19,600,310	13,238,255	32,838,565
Impairment of goodwill	(11,264,612)	(7,608,238)	(18,872,850)

Balance, September 30, 2022	8,335,698	5,630,017	13,965,715
Currency translation	708,713	-	708,713
Balance before impairment	9,044,411	5,630,017	14,674,428
Impairment of goodwill	(9,044,411)	(5,630,017)	(14,674,428)

Balance, December 31, 2022	$-	$-	$-

IP R&D Assets Impairment

As of December 31, 2022, the carrying amount of the IP R&D assets on the balance sheet was $12,405,084 (which consists of carrying amounts of $1,462,084 and $10,943,000 related to the Company’s CBR Pharma subsidiary and its 180 LP subsidiary, respectively). Per the valuation obtained from a third party as of year-end, the fair market value of the Company’s IP R&D assets was determined to be $9,063,000 (which consists of fair values of $0 and $9,063,000 related to the Company’s CBR Pharma subsidiary and 180 LP subsidiary, respectively). As of this measurement date, the carrying values of the CBR Pharma and 180 LP subsidiaries’ assets exceeded their fair market values by $1,462,084 and $1,880,000, respectively. As such, management determined that the consolidated IP R&D assets were impaired by $3,342,084 and, in order to recognize the impairment, the Company recorded a loss for this amount during the fourth quarter of 2022, which appears as a loss on impairment to IP R&D assets on the income statement. This reduced the IP R&D asset balances of its CBR Pharma subsidiary and its 180 LP subsidiary to zero and $9,063,000, respectively, as of December 31, 2022; the total consolidated IP R&D asset balance is $9,063,000 after impairment.

The following is a summary of IP R&D activity for the year ended December 31, 2022 for the Company, which includes the recorded loss for the IP R&D assets described above.

	CBR Pharma IP R&D Assets	180 LP IP R&D Assets	Consolidated IP R&D Assets
Balance, December 31, 2021	$1,632,780	$10,943,000	$12,575,780
Currency translation	(45,674)	-	(45,674)

Balance, March 31, 2022	1,587,106	10,943,000	12,530,106
Currency translation	(119,252)	-	(119,252)

Balance, June 30, 2022	1,467,854	10,943,000	12,410,854
Currency translation	(120,338)	-	(120,338)

Balance, September 30, 2022	1,347,516	10,943,000	12,290,516
Currency translation	114,568	-	114,568
Balance before impairment	1,462,084	10,943,000	12,405,084
Impairment of IP R&D assets	(1,462,084)	(1,880,000)	(3,342,084)

Balance, December 31, 2022	$-	$9,063,000	$9,063,000

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Consulting fees	$531,829	$548,281
Professional fees	3,945	252,973
Litigation accrual (1)	125,255	300,000
Employee and director compensation	1,558,024	725,569
Research and development fees	22,023	91,737
Interest	36,422	25,433
Other	7,018	20,587
	$2,284,516	$1,964,580

(1)	See Note 11 - Commitments and Contingencies, Potential Legal Matters.

As of December 31, 2022 and 2021, accrued expenses - related parties were $188,159 and $18,370, respectively. See Note 11 – Commitments & Contingencies and Note 14 - Related Parties for details.

NOTE 7 - ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the year ended December 31, 2021 is presented below:

Balance at January 1, 2021	$43,095
Reclassification to equity	(43,095)
Balance at December 31, 2021	$-

During the year ended December 31, 2020, the Company entered into a contractual arrangement for services in exchange for shares of common stock of the Company for fixed dollar amounts. Pursuant to the contractual agreement, the Company will issue an aggregate value of $5,000 of common shares on a monthly basis and an aggregate of $30,000 of common shares at the end of each quarter. As of December 31, 2020, the Company recorded $43,095 of accrued issuable equity related to services. During the first quarter of 2021, this balance was reclassified to equity and as of December 31, 2021, there was no accrued issuable equity.

NOTE 8 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities (except the Public Special Purpose Acquisition Companies (“SPAC”) warrants as defined below, which are Level 1 derivative liabilities) that are measured at fair value on a recurring basis:

	For the Year Ended December 31, 2022
	Warrants
	Public	Private			Convertible
	SPAC	SPAC	PIPE	Other	Notes	Total
Balance as of January 1, 2022	$8,048,850	$467,325	$6,516,300	$187,892	$-	$15,220,367
Change in fair value of derivative liabilities	(8,017,225)	(466,069)	(6,474,200)	(187,492)	-	(15,144,986)
Balance as of December 31, 2022	$31,625	$1,256	$42,100	$400	$-	$75,381

	For the Year Ended December 31, 2021
	Warrants
	Public	Private			Convertible
	SPAC	SPAC	PIPE	Other	Notes	Total
Balance as of January 1, 2021	$3,795,000	$256,275	$-	$165,895	$225,800	$4,442,970
Extinguishment of derivative liabilities in connection with conversion of debt (1)	-	-	-	-	(591,203)	(591,203)
Warrants issued in connection with the financing	-	-	7,294,836	-	-	7,294,836
Warrants issued relates to Alpha settlement (1)	-	-	-	95,677	-	95,677
Extinguishment of derivative liabilities in connection with the Alpha settlement (1)	-	-	-	-	(699,301)	(699,301)
Change in fair value of derivative liabilities	4,253,850	211,050	(778,536)	(73,680)	1,064,704	4,677,388
Balance as of December 31, 2021	$8,048,850	$467,325	$6,516,300	$187,892	$-	$15,220,367

(1)	See Note 10 – Convertible Notes Payable

The fair value of the derivative liabilities as of December 31, 2022 and 2021 were estimated using the Black Scholes option pricing model, with the following assumptions used:

December 31, 2022
Risk-free interest rate	2.30% - 4.50%
Expected term in years	1.59 – 3.90
Expected volatility	76.0% – 105.0%
Expected dividends	0%

SPAC Warrants

Public SPAC Warrants

Participants in KBL’s initial public offering received an aggregate of 11,500,000 Public SPAC Warrants (“Public SPAC Warrants”). Each Public SPAC Warrant entitles the holder to purchase one-fortieth of one share of the Company’s common stock at an exercise price of $5.75 per 1/40th of one share, or $230.00 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants are currently exercisable and will expire on November 6, 2025, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants, in whole and not in part, at a price of $0.01 per Public Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $360.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Public Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Public Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Public Warrants to do so on a “cashless basis.” Management has determined that the Public Warrants contain a tender offer provision which could result in the Public Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature results in the Public Warrants being precluded from equity classification. Accordingly, the Public Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The fair value of the Public SPAC Warrants on the date of the issuance was $1,978,000. At December 31, 2022 and 2021 the Public SPAC Warrants were revalued at $31,625 and $8,048,850, respectively, which resulted in a $8,017,225 decrease in fair value and a $4,253,850 increase in the fair value of the derivative liabilities during the years ended December 31, 2022 and 2021, respectively. The decrease and increase in fair value of these derivative liabilities were recorded in the accompanying consolidated statement of operations.

Private SPAC Warrants

Participants in KBL’s initial private placement received an aggregate of 502,500 Private SPAC Warrants (“Private SPAC Warrants”). Each Private Warrant entitles the holder to purchase one-fortieth of one share of the Company’s common stock at an exercise price of $5.75 per 1/40th of one share, or $230.00 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the warrants. The Private Warrants are currently exercisable and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Private Warrants are non-redeemable so long as they are held by original holders or their permitted transferees. If the Private Warrants are held by other parties, the Company may redeem the Private Warrants, in whole and not in part, at a price of $0.01 per Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $360.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Private Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Private Warrants to do so on a “cashless basis.” Management has determined that the Private Warrants contain a tender offer provision which could result in the Private Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature (amongst others) results in the Private Warrants being precluded from equity classification. Accordingly, the Private Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The fair value of the Private SPAC Warrants on the date of the issuance was $587,925. At December 31, 2022 and 2021, the Private SPAC Warrants were revalued at $1,256 and $467,325, respectively, which resulted in a $466,069 decrease and a $211,050 increase in the fair value of the derivative liabilities during the years ended December 31, 2022 and 2021, respectively. The decrease and increase in fair value of these derivative liabilities were recorded in the accompanying consolidated statement of operations.

PIPE Warrants

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 128,200 shares of common stock at an exercise price of $100.00 per share in connection with the private offering (see Note 12 – Stockholders’ Equity, Common Stock). The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the PIPE Warrants are liability-classified and the Company recorded the $7,294,836 fair value of the PIPE Warrants, which was determined using the Black-Scholes option pricing model, as derivative liabilities. The PIPE Warrants were revalued on December 31, 2022 and 2021 at $42,100 and $6,516,300, respectively, which resulted in decreases in the fair value of the derivative liabilities of $6,474,200 and $778,536 during the years ended December 31, 2022 and 2021, respectively.

The following assumptions were used to value the PIPE Warrants at issuance:

February 23, 2021
Risk-free interest rate	0.59%
Expected term in years	5.00
Expected volatility	85%
Expected dividends	0%

Other Warrants

AGP Warrant

In connection with the closing of the Business Combination on November 6, 2020, the Company became obligated to assume five-year warrants for the purchase of 3,183 shares of the Company’s common stock at an exercise price of $105.60 per share (the “AGP Warrant Liability”) that had originally been issued by KBL to an investment banking firm in connection with a prior private placement.

On March 12, 2021, the Company issued a warrant to AGP (the “AGP Warrant”) to purchase up to an aggregate of 3,183 shares of the Company’s common stock at a purchase price of $105.60 per share, subject to adjustment, in full satisfaction of the existing AGP Warrant Liability. The exercise of the AGP Warrant is limited at any given time to prevent AGP from exceeding beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable at any time between May 2, 2021 and May 2, 2025. The newly issued AGP Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrant will continue to be liability-classified. The AGP Warrant was revalued on December 31, 2022 and 2021 at $400 and $144,331, respectively, which resulted in decreases in the fair value of the derivative liabilities of $143,931 and $21,564 during the years ended December 31, 2022 and 2021, respectively.

The following assumptions were used to value the AGP Warrant at issuance:

March 12, 2021
Risk-free interest rate	0.68%
Expected term in years	3.84
Expected volatility	85%
Expected dividends	0%

Alpha Capital Anstalt (“Alpha”) Warrant

In connection with the Alpha Settlement Agreement (see Note 10 – Convertible Notes Payable) that was agreed to on July 29, 2021 (signed on July 31, 2021), the Company issued a three-year warrant for the purchase of 1,250 shares of the Company’s common stock at an exercise price of $141.40 per share (the “Alpha Warrant Liability” and the “Alpha Warrant”). The exercise of shares of the Alpha Warrant is limited at any given time to prevent Alpha from exceeding a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable until August 2, 2024. The newly issued Alpha Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the Alpha Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the Alpha Warrant is liability-classified and the Company recorded the $95,677 fair value of the Alpha Warrant, which was determined using the Black-Scholes option pricing model, as a derivative liability. The Alpha Warrant was revalued on December 31, 2022 and 2021 at $0 and $43,561, respectively, which resulted in decreases in the fair value of the derivative liabilities of $43,561 and $52,116 during the years ended December 31, 2022 and 2021, respectively.

The following assumptions were used to value the Alpha Warrant at issuance:

July 29, 2021
Risk-free interest rate	0.37%
Expected term in years	3.00
Expected volatility	85%
Expected dividends	0%

Convertible Notes

The convertible notes issued in 2020 had embedded features that were bifurcated and recorded as derivative liabilities. Between January 15, 2021 and February 5, 2021, the fair value of derivative liabilities extinguished in connection with the conversion of debt (see Note 10 – Convertible Notes Payable) was estimated using the Black Scholes option pricing model with the following assumptions used:

January 15, 2021 to
February 5, 2021
Risk-free interest rate	0.00% - 0.14%
Expected term in years	0.02 - 0.18
Expected volatility	120% - 161%
Expected dividends	0%

At the end of the second quarter of 2021, the Alpha Capital Note (see Note 10 – Convertible Notes Payable) that was the only convertible note with an outstanding balance and the full amount of the July 31, 2021 Alpha Settlement Agreement was accrued as of that date. On July 31, 2021, the Company recorded the extinguishment of the Alpha Capital Note, the related derivative liabilities and the balance of the settlement accrual. See Note 10 - Convertible Notes Payable for additional details.

Warrant Activity

A summary of the warrant activity (including certain warrants granted in August 2021, July 2022 and December 2022 as part of private offerings, all of which are equity-classified; see Note 12 - Stockholders’ Equity) during the years ended December 31, 2022 and 2021 is presented below:

	Number of Warrants		Weighted Average Exercise Price	Weighted Average Remaining Life in Years		Intrinsic Value
Outstanding, January 1, 2021	303,245		$228.69	4.9		-
Issued	254,450		124.77
Exercised	-		-
Cancelled	-		-
Expired	-		-
Outstanding, December 31, 2021	577,695		$181.20	4.1		-
Issued	4,508,923		3.44	5.4
Exercised	(1,630,890)		0.0001	-	(1)
Cancelled		-	-
Expired		-	-
Outstanding, December 31, 2022	3,435,728		$33.94	5.1		-

Exercisable, December 31, 2022	577,695		$181.28	3.1		-

(1)	Note that the warrants are exercisable until they are exercised in full and have no expiration date; as such, they have been excluded from this calculation.

A summary of outstanding and exercisable warrants as of December 31, 2022 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$100.00	128,200	3.2	128,200
$105.60	3,183	2.3	3,183
$141.40	1,250	1.6	1,250
$150.00	125,000	3.6	125,000
$230.00	300,062	2.9	300,062
$21.20	306,604	-	-
$3.50	2,571,429	-	-
	3,435,728	3.1	577,695

A summary of outstanding and exercisable warrants as of December 31, 2021 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$100.00	128,200	4.2	128,200
$105.60	3,183	3.3	3,183
$141.40	1,250	2.6	1,250
$150.00	125,000	4.6	125,000
$230.00	300,062	3.9	300,062
	577,695	4.1	577,695

NOTE 9 - LOANS PAYABLE

The following tables summarize the activity of loans payable during the years ended December 31, 2022 and 2021:

	Principal Balance at January 1, 2022	Adjustments		Principal Repaid in Cash	New Issuances	Effect of Foreign Exchange Rates	Principal Balance at December 31, 2022
Paycheck Protection Program	$41,312	$-		$(41,312)	$-	$-	$-
Bounce Back Loan Scheme	61,169	-		(11,646)	-	(6,394)	43,129
First Assurance – 2021	1,618,443	(14,042	)(1)	(1,604,401)	-		-
First Assurance – 2022	-	-		-	1,060,890	-	1,060,890
Other loans payable	155,320	80,366	(2)		-	-	235,686
Total loans payable	1,876,244	$66,324		$(1,657,359)	$1,060,890	$(6,394)	1,339,705
Less: loans payable – current portion	1,828,079						1,308,516
Loans payable – non-current portion	$48,165						$31,189

(1)	Note that this amount was related to finance charges and was reclassified.

(2)	Note that this amount was reclassified from related party payables.

	Principal Balance at January 1, 2021	Forgiveness/ Adjusted to Other Income	Principal Repaid in Cash	New Issuances	Effect of Foreign Exchange Rates	Principal Balance at December 31, 2021
Kingsbrook	$150,000	$-	$(150,000)	$-	$-	$-
Paycheck Protection Program	53,051	(11,670)	(69)	-	-	41,312
Bounce Back Loan Scheme	68,245	-	(4,724)	-	(2,352)	61,169
First Assurance - 2020	655,593	-	(655,593)	1,618,443	-	1,618,443
Other loans payable	155,320	-	-	-	-	155,320
Total loans payable	1,082,209	$(11,670)	$(810,386)	$1,618,443	$(2,352)	1,876,244
Less: loans payable - current portion	968,446					1,828,079
Loans payable - non-current portion	$113,763					$48,165

Loans Payable, Current Portion

	Simple Interest Rate	December 31, 2022	December 31, 2021
Loan payable issued September 18, 2019	8%	$50,000	$50,000
Loan payable issued September 18, 2019	8%	50,000	-
Loan payable issued October 8, 2019	0%	4,000	-
Loan payable issued October 29, 2019	8%	69,250	69,250
Loan payable issued December 31, 2019	0%	5,000	-
Loan payable issued February 5, 2020	8%	3,500	3,500
Loan payable issued February 5, 2020	8%	3,500	-
Loan payable issued March 31, 2020	8%	4,537	4,537
Loan payable issued March 31, 2020	8%	4,537	-
Loan payable issued June 8, 2020	8%	-	5,000
Loan payable issued June 8, 2020	0%	5,000	5,000
Loan payable issued June 17, 2020	8%	485	-
Loan payable issued July 15, 2020 *	8%	4,695	4,695
Loan payable issued July 15, 2020	8%	5,503	-
Loan payable issued October 8, 2020 *	8%	7,798	-
Loan payable issued October 13, 2020	8%	13,337	13,337
Loan payable issued October 14, 2020	8%	4,544	-
Current portion of PPP Loans (1)	1%	-	41,312
Current portion of Bounce Back Loans (1) (2)	1%	11,940	13,005
First Assurance Funding payable issued December 10, 2021(2)	2%	1,060,890	1,618,443
		$1,308,516	$1,828,079

*	These loans are denominated in currencies other than USD.

(1)	See Loans Payable, Non-Current Portion for a description of the PPP Loans and the Bounce Back Loans.

(2)	Note that these loans are not currently in default.

Loans Payable, Non-Current Portion

The non-current portion of the Company’s loans payable as of December 31, 2022 and 2021 are as follows:

	Simple Interest Rate	December 31, 2022	December 31, 2021	Maturity Date
PPP loan payable issued May 5, 2020	1.0%	-	$41,312	5/4/2022
BBLS loan payable issued June 10, 2020	2.5%	43,129	61,170	6/10/2026
Subtotal		43,129	102,482
Less: Current portions of BBLS/PPP loans, respectively (see above)		(11,940)	(54,317)
Non-current portion		$31,189	$48,165

During April and May 2020, Katexco received loans in the aggregate amount of $53,051 (the “PPP Loans”), under the Payroll Protection Program (“PPP”), to support continuing employment during the COVID-19 pandemic.

Effective March 27, 2020, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed to benefit companies in the U.S. that were significantly impacted by the pandemic. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company believes it used the proceeds of the PPP Loans for Qualifying Expenses. Any amounts not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred for six months after the date of disbursement.

On May 19, 2021, the Company applied for loan forgiveness for the amount of $51,051 in connection with amounts borrowed by Katexco under the Paycheck Protection Program. On August 5, 2021, the Company was notified that $9,670 was forgiven in connection with the PPP Loans.

On September 30, 2021, the Company adjusted a portion of the PPP Loans in the amount of $2,000 to other income since such amount was a grant to 180LS by the government, and it did not need to be repaid.

As of December 31, 2021, the Company recorded accrued interest of $163 related to the PPP loans and interest expense of $1,636. On May 27, 2022, the Company repaid in full the remainder of the PPP Loans in the amount of $41,312.

On June 10, 2020, the Company received GBP £50,000 (USD $64,353) of cash proceeds pursuant to the Bounce Back Loan Scheme (“BBLS”), which provides financial support to businesses across the UK that are losing revenue, and seeing their cashflow disrupted, as a result of the COVID-19 outbreak. The BBLS is unsecured and bears interest at 2.5% per annum. The maximum loan amount is GBP £50,000 and the length of the loan is six years, with payments beginning 12 months after the date of disbursement. Early repayment is allowed, without early repayment fees. As of December 31, 2022 and 2021, the Company recorded accrued interest of GBP £778 (USD $1,051) and GBP £514 (USD $702), respectively, related to the BBLS loan. During the years ended December 31, 2021 and 2020, the Company recorded interest expense of GBP £778 (USD $1,051) and GBP£514 (USD $702), respectively, related to the BBLS loan.

On June 12, 2020, the Company entered into a promissory note agreement with Kingsbrook Opportunities Master Fund LP for the borrowing of the aggregate principal sum of $150,000, which bears interest at 15% per annum and matures on August 31, 2021. On March 3, 2021, the Company repaid the Kingsbrook loans payable in cash for an aggregate of $162,452, which included the principal amount of $150,000 and accrued interest of $12,452.

During the year ended December 31, 2021, the Company paid an aggregate of $655,593 in full satisfaction of the 2020 directors and officers insurance policy and $4,724 in partial satisfaction of the Bounce Back Loan Scheme.

On December 10, 2021, the Company entered into a financing arrangement for a Directors and Officers Insurance Policy (the “D&O Insurance”) with First Assurance Funding to finance $1,618,443 of a total D&O Insurance amount of $2,005,502 inclusive of premiums, taxes, and fees. As of December 31, 2022, a total of $1,060,890 remains financed in loans payable, due in monthly installments of $161,844.

Loans Payable – Related Parties

Loans payable to related parties (the “Related Party Loans”) consist of loans payable to certain of the Company’s officers, directors and a greater than 10% stockholder. The Company had the following loans payable to related parties outstanding as of December 31, 2022 and 2021:

	Simple Interest Rate	December 31, 2022(1)	December 31, 2021
Loan payable issued September 18, 2019	8%	$-	$50,000
Loan payable issued October 8, 2019	0%	-	4,000
Loan payable issued February 5, 2020	8%	-	3,500
Loan payable issued March 31, 2020	8%	-	4,537
Loan payable issued June 17, 2020	8%	-	485
Loan payable issued July 15, 2020	8%	-	5,503
Loan payable issued October 8, 2020 *	8%	-	8,708
Loan payable issued October 14, 2020	8%	-	4,544
		$-	$81,277

*	These are loans denominated in currencies other than USD.

(1)	The loan payables listed belong to holders that are no longer considered related parties as of this date.

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

On that day, they elected to exchange an aggregate principal of $433,374 and aggregate accrued interest of $61,530 into an aggregate of 4,124 shares of the Company’s common stock at a price of $120.00 per share, pursuant to the terms of the agreement (see Note 12 - Stockholders’ Equity).

Interest Expense on Loans Payable

For the year ended December 31, 2022, the Company recognized interest expense and interest income — related parties associated with outstanding loans, of $14,156 and $1,490, respectively.

For the year ended December 31, 2021, the Company recognized interest expense and interest expense — related parties associated with outstanding loans, of $24,019 and $38,874, respectively.

As of December 31, 2022, the Company had accrued interest and accrued interest — related parties associated with outstanding loans, of $37,960 and $16,770, respectively. See Note 14 — Related Parties for additional details.

As of December 31, 2021, the Company had accrued interest and accrued interest — related parties associated with outstanding loans, of $24,212 and $812, respectively. See Note 14 — Related Parties for additional details.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

The table below details the convertible notes payable activity during the year ended December 31, 2021 (there was no activity during 2022, as all convertible notes payable balances were zero as of December 31, 2021):

		Maturity
		Date
		(as amended,	01/01/21	Impact	Conversions	Common	12/31/21
	Effective	if	Principal	of	to Common	Shares	Principal
	Date	applicable)	Balance	Extinguishment	Stock	Issued	Balance
Dominion	06/12/20	02/11/21	$833,334	$-	$(833,334)	16,920	$-
Kingsbrook	06/12/20	02/11/21	101,000	-	(101,000)	1,689	-
Alpha Capital	06/12/20	02/11/21	616,111	(316,111)	(300,000)	4,748	-
Bridge Note	12/27/19	08/28/21	365,750	-	(365,750)	7,915	-
Total			$1,916,195	$(316,111)	$(1,600,084)	31,272	$-

The following table details the convertible notes payable – related party activities during the years ended December 31, 2021 (there was no activity during 2022, as the balance was zero as of December 31, 2021):

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

Dominion Convertible Promissory Notes

	Dominion
	Principal	Debt Discount	Net
Balance at January 1, 2021	$833,334	$-	$833,334
Impact of conversion	(833,334)	-	(833,334)
Balance at December 31, 2021	$-	$-	$-

On June 12, 2020 (the “Dominion Issue Date”), KBL entered into a $1,666,667 10% Secured Convertible Promissory Note and $138,889 10% Senior Secured Convertible Extension Promissory Note (together the “Dominion Convertible Promissory Notes”) with Dominion Capital LLC (“Dominion”), which was issued to Dominion in conjunction with 20,000 shares of common stock (the “Dominion Commitment Shares”) and assumed a discount of $722,996, which has been amortized to interest expense over the term of the debt. The Company agreed to pay the principal amount with interest, which was due and payable on February 11, 2021, unless converted under terms and provisions as set forth within the Dominion Convertible Promissory Notes. The Dominion Convertible Promissory Notes provided Dominion with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $105.60 per share.

During the year ended December 31, 2021, the Company recorded interest expense of $31,080 as of December 31, 2021 associated with the Dominion Convertible Promissory Notes. See Convertible Debt Conversions of the Dominion, Kingsbrook and Alpha Convertible Promissory Notes further on in this note for the details related to the 2021 conversions of the notes.

Kingsbrook Convertible Promissory Note

	Kingsbrook
	Principal	Debt Discount	Net
Balance at January 1, 2021	$101,000	$-	$101,000
Impact of conversion	(101,000)	-	(101,000)
Balance at December 31, 2021	$-	$-	$-

On June 12, 2020 (the “Kingsbrook Issue Date”), KBL entered into a $1,657,522 10% Secured Convertible Promissory Note and $138,889 10% Senior Secured Convertible Extension Promissory Note (together with “Kingsbrook Convertible Promissory Notes”) with Kingsbrook Opportunities Master Fund LP (“Kingsbrook”), which was issued to Kingsbrook in conjunction with 1,250 shares of common stock (the “Kingsbrook Commitment Shares”) and an assumed debt discount of $685,615, which has been amortized to interest expense over the term of the debt.  The Company has agreed to pay the principal amount with guaranteed interest, which was due and payable on February 11, 2021, unless converted under terms and provisions as set forth within the Kingsbrook Convertible Promissory Notes. The Kingsbrook Convertible Promissory Notes provide Kingsbrook with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $105.60 per share.

During the year ended December 31, 2021, the Company recorded interest expense of $10,010 as of December 31, 2021 associated with the Kingsbrook Convertible Promissory Notes. See Convertible Debt Conversions of the Dominion, Kingsbrook and Alpha Convertible Promissory Notes further on in this note for the details related to the 2021 conversions of the notes.

Alpha Convertible Promissory Note

	Alpha
	Principal	Debt Discount	Net
Balance at January 1, 2021	$616,111	$-	$616,111
Impact of extinguishment	(316,111)	-	(316,111)
Impact of conversion	(300,000)	-	(300,000)
Balance at December 31, 2021	$-	$-	$-

On September 8, 2020 (the “Alpha Issue Date”), KBL entered into a $1,111,111 10% Secured Convertible Promissory Note (the “Alpha Convertible Promissory Note”) with Alpha Capital Anstalt (“Alpha”), which was issued to the Holder in conjunction with 5,000 shares of common stock and an assumed debt discount of $800,421, which has been amortized to interest expense over the term of the debt. The Company has promised to pay the principal and guaranteed interest, which was due and payable on April 7, 2021 unless converted under terms and provisions as set forth within the Alpha Capital Anstalt Convertible Note. The Alpha Convertible Promissory Note provides Alpha with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $105.60 per share.

During the year ended December 31, 2021, the Company recorded interest expense of $58,510 as of December 31, 2021 associated with the Alpha Convertible Promissory Notes. See Convertible Debt Conversions of the Dominion, Kingsbrook and Alpha Convertible Promissory Notes further on in this note for the details related to the 2021 conversions of the notes.

2021 Convertible Debt Conversion/Extinguishment of the Dominion, Kingsbrook and Alpha Convertible Promissory Notes

The holders of the Secured Convertible Promissory Notes elected to convert principal and interest into shares of the Company’s common stock during 2021 as follows:

							Loss on
						Fair Value	Extinguishment
	Principal		Derivative	Total	Common	of	of
	Balance	Interest	Liabilities	Amount	Shares	Shares	Convertible
	Converted	Converted	Converted	Converted	Issued	Issued	Notes
Dominion Convertible Promissory Note	$833,333	$83,333	$133,033	$1,049,700	16,920	$1,255,037	$(205,337)
Kingsbrook Convertible Promissory Note	101,000	10,100	136,800	247,900	1,689	174,253	73,647
Alpha Capital Convertible Promissory Note	300,000	12,417	321,370	633,787	4,748	511,834	121,953
Total	$1,234,333	$105,850	$591,203	$1,931,387	23,357	$1,941,124	$(9,737)

During the third quarter of 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,333 and an aggregate accrued interest balance of $105,850 into an aggregate of 23,357 shares of the Company’s common stock at conversion prices ranging from $49.00-$65.80 per share. The shares issued upon the conversion of the convertible promissory notes had a fair value at issuance of $1,941,124.

Alpha – Extinguishment

On February 3, 2021, an event of default was triggered under a convertible note held by Alpha Capital Anstalt (“Alpha” and the “Alpha Capital Note”); on July 29, 2021, the Company reached a settlement agreement with Alpha (the “Alpha Settlement Agreement”) which provided for Alpha to convert the remaining principal and accrued interest associated with the convertible note in exchange for 7,500 shares of the Company’s common stock plus a three-year warrant to purchase 1,250 additional shares of the Company’s common stock at an exercise price of $141.40 per share. The Company determined that the shares and warrants had an aggregate value of $1,156,177 as of July 29, 2021. On July 29, 2021, the $1,156,177 aggregate carrying value of the principal, accrued interest, derivative liability and settlement accrual associated with the Alpha Capital Note were extinguished while the $1,060,500 fair value of the common stock was recorded within equity and the $95,677 fair value of the Alpha Warrant was recorded as a derivative liability (see Note 8, Derivative Liabilities for additional information).

Bridge Notes

On January 3, 2020 and December 27, 2019, the Company issued convertible bridge notes in the aggregate amount of $82,500 and $250,000 under the same terms. The total outstanding principal amount of convertible bridge notes of $332,500 (the “Bridge Notes”) and the respective accrued interest will automatically convert into a portion of the 17.5 million shares of KBL common stock to be received upon the consummation of the Business Combination Agreement at a conversion price equal to the lesser of $6.00 per KBL share or 60% of the implied valuation at such time, as defined. The Bridge Notes accrue interest at 15% per annum. On July 7, 2020, the Company entered into an amendment agreement with each Bridge Noteholder (the “Amended Bridge Notes”). Pursuant to the terms of the Amended Bridge Notes, the principal under each Amended Bridge Note is increased by 10%, which can be converted; the number of conversion shares is equal to (A) the outstanding principal amount plus interest being converted, divided by (B) the lesser of (i) $4.23 per share or (ii) the per share price equal to 0.60 multiplied by the per share price of one share of common stock sold by the Company as part of a PIPE transaction. On October 7, 2020, the Company entered into an additional amendment with each Amended Bridge Noteholder pursuant to which the Amended Bridge Notes will no longer mature upon the date that the Registration Statement is declared effective by the SEC. Since the change in cash flows was not more than 10%, this amendment was deemed to be a modification. On March 8, 2021, the holders of the Company’s convertible bridge notes, which were issued on December 27, 2019 and January 3, 2020 to various purchasers, converted an aggregate of $432,384, which included accrued interest of $66,633 owed under such convertible bridge notes, into an aggregate of 7,920 shares of common stock pursuant to the terms of such notes, as amended, at a conversion price of $54.60 per share.

180 LP Convertible Notes

In connection with the Reorganization, the Company assumed $270,000 of debt related to convertible notes payable (the “Notes”); during the second quarter of 2021, the Company repaid a certain related party convertible note payable in cash for the principal amount of $10,000 and $1,873 of accrued interest. During the third quarter of 2021, the $260,000 remaining principal balance of convertible notes payable owed to a related party, plus $96,208 of related accrued interest, was converted into 2,969 shares of the Company’s common stock, pursuant to a debt conversion agreement dated September 30, 2021.

Interest on Convertible Notes

During the years ended December 31, 2021, the Company recorded interest expense of $109,767 related to convertible notes payable, and recorded interest expense - related parties of $42,529 related to convertible notes payable - related parties.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2022. See Potential Legal Matters – Action Against Former Executives of KBL and Cantor Fitzgerald & Co. Breach of Contract below for information related to a December 31, 2022 accrual.

Potential Legal Matters

Action Against Former Executive of KBL

On September 1, 2021, the Company initiated legal action in the Chancery Court of Delaware against Dr. Marlene Krauss, the Company’s former Chief Executive Officer and director (“Dr. Krauss”) and two of her affiliated companies, KBL IV Sponsor, LLC and KBL Healthcare Management, Inc. (collectively, the “KBL Affiliates”) for, among other things, engaging in unauthorized monetary transfers of the Company’s assets, non-disclosure of financial liabilities within the Company’s Consolidated Financial Statements, issuing shares of stock without proper authorization; and improperly allowing stockholder redemptions to take place. The Company’s complaint alleges causes of action against Dr. Krauss and/or the KBL Affiliates for breach of fiduciary duties, ultra vires acts, unjust enrichment, negligence and declaratory relief, and seeks compensatory damages in excess of $11,286,570, together with interest, attorneys’ fees and costs. There can be no assurance that the Company will be successful in its legal actions. As of December 31, 2022, the Company has a legal accrual of $125,255 recorded to cover the legal expenses of the former executives of KBL.

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

On November 15, 2021, Dr. Krauss filed a Motion for Summary Adjudication as to certain of the issues in the case, which was opposed by the Company.  A hearing on such Motion was held on December 7, 2021, and, on March 7, 2022, the Court issued a decision in the matter denying the Motion for Summary Adjudication in part and granting it in part.  The Court then issued an Order implementing such a decision on March 29, 2022. The parties are now engaging in proceedings set forth in that implementing Order. The Court granted Dr. Krauss’s request for advancement of some of the legal fees which Dr. Krauss requested in her Motion, and the Company was required to pay a portion of those fees while it objects to the remaining portion of disputed fees. These legal fees have been accrued on the Company’s balance sheet.

On October 10, 2022, Dr. Krauss filed an Application to compel the Company to pay the full amount of fees requested by Dr. Krauss for May-July 2022, and to modify the Court’s Order. The Company filed its Opposition thereto.  On January 18, 2023, Dr. Krauss filed a Second Application to compel the Company to pay the full amount of fees requested by Dr. Krauss for August-October 2022, and to modify the Court's Order.  The Company filed its Opposition thereto.  On March 13, 2023, the Court telephonically informed the attorneys for the parties that it intended to grant both of Dr. Krauss' Applications; however, to date, the Court has not yet issued such ruling.  Notwithstanding such apparent decision and any requirement therein by the Court for the Company to advance attorneys’ fees to Dr. Krauss, such a ruling will not constitute any final adjudication as to whether Dr. Krauss will ultimately be entitled to permanently retain such advancements. The Company is seeking payment for a substantial portion of such amounts from its director and officers’ insurance policy, of which no assurance can be provided that the directors and officers insurance policy will cover such amounts. See “Declaratory Relief Action Against the Company by AmTrust International” below.

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

On February 18, 2022, Tyche filed an Amended Answer, Counterclaims and Third-Party Complaint.  On March 22, 2022, the Company and each of the Individual Company Defendants filed a Motion to Dismiss all of Tyche’s claims.  A hearing on such Motion to Dismiss was held on August 25, 2022, and the Court granted the Motion to Dismiss entirely as to each of the Individual Company Defendants, and also as to three of the four Counterclaims brought against the Company, only leaving Tyche’s declaratory relief claim. On September 9, 2022, Tyche filed a Notice of Appeal as to the Court’s decision, which has not yet been briefed or adjudicated. On August 26, 2022, Tyche filed a Motion to vacate or modify the Company’s existing attachment Order against Tyche’s shares of the Company’s stock held in escrow. The Company has filed its Opposition thereto, and the Court summarily denied such Motion without hearing on January 3, 2023.  Tyche subsequently filed a Notice of Appeal as to that denial and filed its Opening Brief on January 30, 2023.  The Company filed its opposition brief on March 2, 2023, and no hearing date has been set.

On January 30, 2023, the Company filed a Notice of Motion for Summary Judgment and to Dismiss Affirmative Defenses against Tyche. Tyche has recently filed its Opposition, and the Company will now file a reply. No hearing has yet been set on this matter. The Company and the Individual Company Defendants intend to continue to vigorously defend against all of Tyche’s claims, however, there can be no assurance that they will be successful in the legal defense of such claims. Written discovery proceedings and depositions have occurred among the parties.

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

Declaratory Relief Action Against the Company by AmTrust International

On June 29, 2022, AmTrust International Underwriters DAC (“AmTrust”), which was the premerger directors’ and officers’ insurance policy underwriter for KBL, filed a declaratory relief action against the Company in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking declaration of AmTrust’s obligations under the directors’ and officers’ insurance policy.  In the Declaratory Relief Action, AmTrust is claiming that as a result of the merger the Company is no longer the insured under the subject insurance policy, notwithstanding the fact that the fees which the Company seeks to recover from AmTrust relate to matters occurring prior to the merger.

On September 20, 2022, the Company filed its Answer and Counterclaims against AmTrust for bad faith breach of AmTrust’s insurance coverage obligations to the Company under the subject directors’ and officers’ insurance policy, and seeking damages of at least $2 million in compensatory damages, together with applicable punitive damages. In addition, the Company brought a Third-Party Complaint against its excess insurance carrier, Freedom Specialty Insurance Company (“Freedom”) seeking declaratory relief that Freedom will also be required to honor its policy coverage as soon as the amount of AmTrust’s insurance coverage obligations to the Company have been exhausted. On October 25, 2022, AmTrust filed its Answer to the Company’s Counterclaims and, on October 27, 2022, Freedom filed its Answer to the Third-Party Complaint.

On November 22, 2022, the Company filed a Motion for Summary Adjudication against both AmTrust and Freedom.  The Motion was fully briefed and a hearing was held on March 9, 2023. The Court took the matter under submission and has not yet issued a ruling. While the Company believes it has a strong case against AmTrust, there can be no assurance that the Company will prevail in this action.

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

In the event of an exit event (“Event”), which may be defined as either, a transaction or series of transactions under which the receipt of any consideration, monetary or otherwise by the Company or its shareholders is received in consideration for the sale of shares of the Company or shareholders, or an initial public offering (“IPO”) of the Company, but for greater certainty excludes a reorganization of the Company where the ultimate equity holders of the reorganized entity remain substantially the same as that of the Company, the Company will issue 5% of the issued and outstanding shares, on a fully diluted basis, to Yissum prior to the closing of an Event. These shares will be subject to: (a) as to half of such shares, a lock-up period ending 12 months from the Event date and as to the other half of such shares, a lock-up period ending 24 months from the Event date, and (b) in any event, any resale restrictions (including lock-ups and hold periods). See Note 12 – Stockholders’ Equity for more information on the shares issued to Yissum as part of the business combination.

CBR Pharma is also party to consulting agreements with Yissum, whereby Yissum has agreed to provide two of its employees as consultants to the Company for $100,000 per annum per person for a term of three years, commencing May 13, 2018. As of December 31, 2022, these consulting agreements have not been renewed.

On January 1, 2020, CBR Pharma entered into a first amendment to the Yissum Agreement (“First Amendment”) with Yissum, allowing CBR Pharma to sponsor additional research performed by two Yissum professors. Pursuant to the terms of the First Amendment, the Company will pay Yissum $200,000 per year plus 35% additional for University overhead for the additional research performed by each professor over an 18-month period, starting May 1, 2019. As of December 31, 2021, the Company owes no outstanding balance in connection with the Yissum Agreement (as amended). During the years ended December 31, 2022 and 2021, the Company recognized research and development expenses of $0 and $443,151, respectively, related to this agreement.

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

Upon the commercialization of the license, the Company shall pay Yissum a royalty equal to 3% of the first aggregate $500,000,000 of annual net sales and 5% thereafter. As of December 31, 2022 and 2021, the Company had no balances in either accounts payable and accrued expenses, respectively, relating to the Additional Yissum Agreement. During the years ended December 31, 2022 and 2021, the Company recorded $0 and $246,753, respectively, of research and development expenses.

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

On July 25, 2018, Katexco exercised their six-month option and entered into an exclusive license agreement (the “Stanford License Agreement”) with Stanford. Pursuant to the Stanford License Agreement, beginning upon the first anniversary of the effective date, and each anniversary thereafter, the Company will pay Stanford, in advance, a yearly license maintenance fee of $20,000, on each of the first and second anniversaries and $40,000 on each subsequent anniversary, which will be expensed on a straight-line basis annually.

Furthermore, the Company will be obligated to make the following milestone payments:

i) $100,000 upon initiation of Phase II trial,

ii) $500,000 upon the first U.S. Food and Drug Administration approval of a product (the “Licensed Product”) resulting from the Licensed Patents; and

iii) $250,000 upon each new Licensed Product thereafter.

The Stanford License Agreement is cancellable by the Company with 30 days’ notice. Royalties, calculated at 2.5% of 95% of net product sales, will be payable to Stanford. Also, the Company will reimburse Stanford for patent expenses as per the agreement. The Company paid Stanford $20,000 for the annual license maintenance fee that was recorded to prepaid expenses and is being expensed on a straight-line basis over 12 months, which had a zero balance as of December 31, 2021. During the years ended December 31, 2022 and 2021, the Company recorded patent and license fees of $69,278 and $78,245, respectively, related to the Stanford License Agreement, which is included in general and administrative expenses on the accompanying statements of operations and comprehensive loss.

Oxford University Agreements

On September 18, 2020, CBR Pharma entered into a 3 year research and development agreement (the “3 Year Oxford Agreement”) with Oxford to research and investigate the mechanisms underlying fibrosis in exchange for aggregate consideration of $1,085,738 (£795,468), of which $109,192 (£80,000) is to be paid 30 days after the project start date and the remaining amount is to be paid in four equal installments of $244,136 (£178,867) on the six month anniversary and each of the annual anniversaries of the project start date. The agreement can be terminated by either party upon written notice or if the Company remains in default on any payments due under this agreement for more than 30 days. During the year ended December 31, 2022 and 2021, the Company recognized $322,767 (£265,156) and $364,673 (£264,938), respectively, of research and development expenses in connection with the 3 Year Oxford Agreement.

On September 21, 2020, CBR Pharma entered into a 2 year research and development agreement (the “2 Year Oxford Agreement”) with Oxford University for the clinical development of cannabinoid drugs for the treatment of inflammatory diseases in exchange for aggregate consideration of $625,124 (£458,000), of which $138,917 (£101,778) is to be paid 30 days after the project start date and the remaining amount is to be paid every 6 months after the project start date in 4 installments, whereby $138,917 (£101,778) is to be paid in the first 3 installments and $69,456 (£50,888) is to be paid as the final installment. The agreement can be terminated by either party upon written notice or if the Company remains in default on any payments due under this agreement for more than 30 days. During the years ended December 31, 2022 and 2021, the Company recognized $123,891 (£101,778) and $139,977 (£101,778) of research and development expenses, respectively, in connection with the 2 Year Oxford Agreement, which is reflected within accrued expenses on the accompanying consolidated balance sheet.

As of December 31, 2022 and 2021, the Company owed Oxford no monies for the 2-year agreement.

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

The Company paid the first milestone of $97,900 (£70,546) on September 3, 2021, which was due upon signing of the Fifth Oxford Agreement, which was recorded to prepaid expenses and will be amortized over the term of the agreement on a straight-line basis. During the years ended December 31, 2022 and 2021, the Company recorded $271,931 (£223,394) and $210,215 (£152,848), respectively, of research and development expenses and has prepaid balances of $14,233 (£11,756) and $80,852 (£58,788), respectively, related to the Fifth Oxford Agreement.

On November 2, 2021, the Company and Oxford University entered into a twenty-year licensed technology agreement of the HMGB1 molecule, which is related to tissue regeneration, whereby Oxford University agreed to license the technology to the Company for research, development and use of the licensed patents. The Company agreed to pay Oxford University for past patent costs $66,223 (£49,207), an initial License fee of $13,458 (£10,000), future royalties based on sales and milestones, and an annual maintenance fee of $4,037 (£3,000). The Company has the option to terminate the agreement after the third anniversary of the agreement. During the year ended December 31, 2022, the Company recorded $10,581 of research and development expenses related to this agreement.

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

Pursuant to the terms of the Sub-license Agreement, the Company has granted a sub-license on the Licensed Patents to pursue development and commercialization for the treatment of any and all veterinary conditions. In consideration, Petcanna will (a) issue 450,000 common shares of its share capital (the “Petcanna Shares”) 30 days after the effective date; and (b) pay royalties of 1% of net sales. The Company will be issued 85% and Yissum will be issued 15% of the 450,000 common shares of the Petcanna subsidiary. The Petcanna shares are deemed to be founders shares with no value. The Petcanna shares have not been issued as of December 31, 2022.

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

180 LP is recognizing the income earned in connection with the Pharmaceutical Agreement on a straight-line basis over the term of the agreement. During the years ended December 31, 2022 and 2021, 180 LP recognized no income related to the Pharmaceutical Agreement, which is included in other income in the accompanying consolidated statement of operations and other comprehensive income loss. As of December 31, 2021, the Company charged the $300,000 receivable to bad debt expense.

Operating Leases

In February 2016, the FASB issued ASU 2016-02, Leases, and the related Accounting Standards Codification Topic 842, Leases (“ASC 842”). The new standard requires most leases to be recognized on the balance sheet as a right-of-use (“ROU”) asset and a lease liability. The right-of-use asset is initially measured at the present value of amounts expected to be paid over the lease term. Recognition of the costs of these leases on the income statement will be disaggregated and recognized as both operating expense (for the amortization of the right-of-use asset) and interest expense (for the portion of the lease payment related to interest). This standard was adopted by the Company upon issuance.

In accordance with ASC 842, the Company can elect (by asset class) not to record on the balance sheet a lease whose term is 12 months or less and does not include a purchase option that the lessee is reasonably certain to exercise. If elected, the lease would be treated like an operating lease under previous GAAP; payments would be recognized on a straight-line basis over the lease term. When determining whether the lease qualifies for this election, the Company would include renewal options only if they are considered part of the lease term, i.e., those options the Company is reasonably certain to exercise. If the lease term increases to more than 12 months, or if it is reasonably certain the Company will exercise a purchase option, the Company would no longer be able to apply this practical expedient and would apply ASC 842 guidance.

With regards to the Company and its leases (of which it currently has none), the Company expects to use the practical expedient for short-term operating leases that are 12 months or less. This practical expedient has been elected as a package and will be applied consistently to all leases. Additionally, if the Company’s leases are considered operating in nature and therefore not reflected on the balance sheet, the Company will recognize the short-term lease payments as rent/lease expense on a monthly basis on the income statement.

As of December 31, 2022 and 2021, the Company had no active leases and no lease or rent expense as of those dates.

Consulting Agreements

Nanchahal Consulting Agreement

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

Pursuant to the Consulting Agreement, the Company agreed to pay the Consultant 15,000 British Pounds (GBP) per month (approximately $20,800) during the term of the agreement, increasing to 23,000 GBP per month (approximately $32,000) on the date (a) of publication of the data from the phase 2b clinical trial for Dupuytren’s Contracture (RIDD) and (b) the date that the Company has successfully raised over $15 million in capital. The Company also agreed to pay the Consultant the following bonus amounts:

●	the sum of £100,000 (approximately $138,000) upon submission of the Dupuytren’s Contracture clinical trial data for publication in a peer-reviewed journal (“Bonus 1”);

●	the sum of £434,673 GBP (approximately $605,000) (“Bonus 2”), which is earned and payable upon the Company raising a minimum of $15 million in additional funding, through the sale of debt or equity, after December 1, 2020 (the “Vesting Date”). Bonus 2 is payable within 30 days of the Vesting Date and shall not be accrued, due or payable prior to the Vesting Date. Bonus 2 is payable, at the election of the Consultant, at least 50% (fifty percent) in shares of the Company’s common stock, at the lower of (i) $60.00 per share, or (ii) the trading price on the date of the grant, with the remainder paid in GBP;

●	the sum of £5,000 (approximately $7,000) on enrollment of the first patient to the phase 2 frozen shoulder trial (“Bonus 3”); and

●	the sum of £5,000 (approximately $7,000) for enrollment of the first patient to the phase 2 delirium/POCD trial (“Bonus 4”).

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

Effective March 30, 2021, in satisfaction of amounts owed to the Consultant for 50% of Bonus 2, the Company issued 5,035 shares of the Company’s common stock to the Consultant. Additionally, on April 15, 2021, in satisfaction of amounts owed to the Consultant for an additional 19% of Bonus 2, the Company issued 1,886 of the Company’s common stock to the Consultant.

Effective August 27, 2021, in satisfaction of amounts owed to the Consultant for the remainder of Bonus 2, the Company issued 3,077 shares of the Company’s common stock to the Consultant since the Company raised $15 million in a financing transaction, as per the agreement. All issuances were made under the Company’s 2020 Omnibus Incentive Plan. See Note 12 – Stockholders’ Equity.

In December 2021, the Dupuytren’s Contracture clinical trial data was submitted for publication in a peer-reviewed journal and Bonus 1 was paid to the Consultant.

On April 27, 2022, the Company entered into an Amendment to the Consulting Agreement, whereby upon acceptance of the data for the Phase 2b clinical trial for Dupuytren’s Contracture for publication, the Consultant’s monthly fee will increase to £23,000, provided that £4,000 of such increase will be accrued and £19,000 of such fees will be payable monthly per the payroll practices of the Company in cash effective March 1, 2022 and until the earlier of (a) November 1, 2022 or (b) the date upon which the Company has sufficient cash on hand to pay the accrued amount, which the Company expects will not be until it has raised a minimum of $15,000,000 (the “Funding Determination Date”), at which time the accrued amount will be due.

On December 28, 2022, the Company entered into an Amendment to the Consulting Agreement, whereby the Consultant’s monthly fee will increase to £35,000 beginning on January 1, 2023 until the end of the term of the agreement; if the agreement is terminated by the Company for any reason other than cause, the consultant will be entitled to a lump sum payment of 12 months of his monthly fee as of the date of termination.

Larsen Consulting Agreements

On April 29, 2021, the Company entered into a consulting agreement with Glenn Larsen, the former Chief Executive Officer of 180 LP, to act in the capacity as negotiator for the licensing of four patents. In consideration for services provided, the Company agreed to compensate Mr. Larsen with $50,000 of its restricted common stock (valued based on the closing sales price of the Company’s common stock on the date the Board of Directors approved the agreement, which shares have not been issued to date). The fully vested shares will be issued to Mr. Larsen pursuant to the 2020 Omnibus Incentive Plan, upon the Company entering into a licensing transaction with the assistance of Mr. Larsen. On November 2, 2021, the Company and Oxford University entered into a license agreement and therefore 272 shares were issued to Mr. Larsen on November 3, 2021 pursuant to the Company’s 2020 Omnibus Incentive Plan.

On February 22, 2023, the Company entered into a second consulting agreement with Glenn Larsen to provide consulting services; in consideration for the services provided, the Company agreed to compensate Mr. Larsen in the amount of $10,000 per month; the amounts owed may be settled in cash or shares of the Company’s common stock (which will be subject to the Company’s 2022 Omnibus Incentive Plan or another approved equity compensation plan) or a combination of both at the option of Mr. Larsen. No shares may be issued and cash will be the default payment method for fees until an increase in shares available in the Plan is approved and any issuance is conditioned upon the Company having sufficient shares in the Plan to be issued. Mr. Larsen is also eligible to participate in the Company’s stock option plan, subject to approval from the Board of Directors. The initial term of the agreement is for three years from the effective date of the contract and shall automatically extend for additional one-year periods. As of December 31, 2022, the Company has accrued a balance of $60,000 for consulting services payable to Mr. Larsen.

Steinman Consulting Agreement

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

The Company agreed to pay Dr. Steinman $225,000 per year during the term of the agreement, along with a one-time payment of $43,750, representing the difference between his old compensation and new compensation, dating back to April 1, 2021. Pursuant to the Consulting Agreement, Dr. Steinman agreed to not compete against the Company, unless approved in writing by the Board of Directors, during the term of the agreement, and also agreed to certain customary confidentiality provisions and assignment of inventions requirements. The Consulting Agreement also has a 12-month non-solicitation prohibition following its termination.

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

As additional consideration for the CEO agreeing to enter into the agreement, the Company awarded him options to purchase 70,000 shares of the Company’s common stock, which have a term of 10 years, and an exercise price of $88.60 per share (the closing sales price on the date the board of directors approved the grant (February 26, 2021)). The options as subject to the Company’s 2020 Omnibus Incentive Plan and vest at the rate of (a) 1/5th of such options on the grant date; and (b) 4/5th of such options vesting ratably on a monthly basis over the following 36 months on the last day of each calendar month; provided, however, that such options vest immediately upon the CEO’s death or disability, termination without cause or a termination by the CEO for good reason (as defined in the agreement), a change in control of the Company or upon a sale of the Company.

The CEO is also eligible to receive an annual bonus, with a target bonus equal to 45% of his then-current base salary, based upon the Company’s achievement of performance and management objectives as set and approved by the Board of Directors and/or Compensation Committee in consultation with the CEO. At the CEO’s option, the annual bonus can be paid in cash or the equivalent value of the Company’s common stock or a combination. The Board of Directors, as recommended by the Compensation Committee, may also award the CEO bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion. Under the A&R Agreement, the CEO is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time. As of December 31, 2022 and 2021, the Company had accrued bonus balances of $313,875 and $205,500, respectively, payable to the CEO.

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

On April 27, 2022, the Company entered into an Amendment to the Employment Agreement, whereby the Company will provide a 3% increase in salary and a 20% accrual of salary, until such time as the Board of Directors determines that the Funding Determination Date has occurred.

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

As additional consideration for the CFO agreeing to enter into the agreement, the Company awarded him options to purchase 9,000 shares of the Company’s common stock, which have a term of 10 years, and an exercise price of $88.60 per share (the closing sales price on the date the board of directors approved the grant (February 26, 2021)). The options are subject to the Company’s 2020 Omnibus Incentive Plan and vest at the rate of (a) 1/5th of such options upon the grant date; and (b) 4/5th of such options vesting ratably on a monthly basis over the following 36 months on the last day of each calendar month; provided, however, that such options vest immediately upon the CFO’s death or disability, termination without cause or a termination by the CFO for good reason (as defined in the agreement), a change in control of the Company or upon a sale of the Company.

Under the agreement, the CFO is eligible to receive an annual bonus, in a targeted amount of 30% of his then salary, based upon the Company’s achievement of performance and management objectives as set and approved by the CEO, in consultation with the CFO. The bonus amount is subject to adjustment. The Board of Directors, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee), may also award the CFO bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion. Under the CFO Agreement, the CFO is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time. As of December 30, 2022 and 2021, the Company had accrued bonus balances of $139,500 and $90,000, respectively, payable to the CFO.

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

As additional consideration for the COO/CBO agreeing to enter into the agreement, the Company awarded him options to purchase 13,750 shares of the Company’s common stock, which have a term of 10 years, and an exercise price of $79.00 per share. The options are subject to the Company’s 2020 Omnibus Incentive Plan and vest ratably on a monthly basis over the following 48 months on the last day of each calendar month; provided, however, that such options vest immediately upon the COO/CBO death or disability, termination without cause or a termination by the COO/CBO for good reason (as defined in the agreement), a change in control of the Company or upon a sale of the Company.

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

On April 27, 2022, the Company entered into an Amendment to the Employment Agreement, whereby the Company will provide a 3% increase in salary and a 20% accrual of salary, until such time as the Board of Directors determines that the Funding Determination Date has occurred. As of December 31, 2022, the Company had an accrued bonus balance of $221,000 payable to the COO/CBO. In January 2023, Mr. Vu’s services with the Company and the agreement were terminated. See Note 15 – Subsequent Events for additional information.

NOTE 12 - STOCKHOLDERS’ EQUITY

Reverse Stock-Split during 2022

On December 15, 2022, at a Special Meeting of the Stockholders of 180 Life Sciences Corp., the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to December 15, 2023 (the “Stockholder Authority”). On December 15, 2022, the Company’s Board of Directors (the “Board”), with the Stockholder Authority, approved an amendment to our Second Amended and Restated Certificate of Incorporation to affect a reverse stock split of our common stock at a ratio of 1-for-20 (the “Reverse Stock Split”). Pursuant to the Certificate of Amendment filed to affect the Reverse Stock Split, the Reverse Stock Split was effective on December 19, 2022 and the shares of the Company’s common stock began trading on the NASDAQ Capital Market (“NASDAQ”) on a post-split basis on December 19, 2022, with new CUSIP number: 68236V203. No change was made to the trading symbol for the Company’s shares of common stock or public warrants, “ATNF” and “ATNFW”, respectively, in connection with the Reverse Stock Split.

Because the Certificate of Amendment did not reduce the number of authorized shares of common stock, the effect of the Reverse Stock Split was to increase the number of shares of common stock available for issuance relative to the number of shares issued and outstanding. The Reverse Stock Split did not alter the par value of the common stock or modify any voting rights or other terms of the common stock. Any fractional shares remaining after the Reverse Stock Split will be rounded up to the nearest whole share.

With regards to the Company’s 2020 Omnibus Incentive Plan and the 2022 Omnibus Incentive Plan, the Company’s Compensation Committee and Board deem it in the best interests of the Company and its stockholders to (i) adjust the number of shares of Company common stock available for issuance under the Incentive Plans downward by a factor of 20 (with any fractional shares rounded down to the nearest whole share); (ii) reduce the number of shares of common stock issuable upon each outstanding option to purchase shares of common stock of the Company, and all other outstanding awards, by a factor of 20 (with any fractional shares rounded down to the nearest whole share); and (iii) adjust the exercise price of any outstanding options to purchase shares of common stock previously granted under the Incentive Plans up by a factor of 20 (rounded up to the nearest whole cent), in each case to adjust equitably for the Exchange Ratio of the Reverse Stock Split, which such adjustments effective automatically upon effectiveness of the Reverse Stock Split. The effects of the one-for-twenty reverse stock split have been retroactively reflected throughout the financial statements and notes to the financial statements.

Preferred Stock

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation filed on November 6, 2020, the Company has 5,000,000 preferred shares authorized at a par value of $0.0001 per share, of which 1,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1 share is designated as the Class K Special Voting Share and 1 share is designated as the Class C Special Voting Share. The Class K Special Voting Share and the Class C Special Voting Share are together, the “Special Voting Shares” (see Item 5 – Special Voting Shares). As of December 31, 2022, there is no Series A Preferred issued or outstanding; there is one Class K Special Voting Share and one Class C special Voting Share issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share.

Sale of Common Stock and Warrants in the February 2021 Private Offering

On February 19, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company agreed to sell an aggregate of 128,200 shares of common stock (the “PIPE Shares”) and warrants to purchase up to an aggregate of 128,200 shares of common stock (the “PIPE Warrants”), at a combined purchase price of $91.00 per share and PIPE Warrant (the “Offering”). Aggregate gross proceeds from the offering were approximately $11.7 million. Net proceeds to the Company from the offering, after deducting the placement agent fees and estimated offering expenses payable by the Company, were approximately $10.7 million.

The PIPE Warrants have an exercise price equal to $100.00 per share, were immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. However, the exercise price of the PIPE Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The PIPE Warrants are exercisable for 5 years following the closing date. The PIPE Warrants are subject to a provision prohibiting the exercise of such PIPE Warrants to the extent that, after giving effect to such exercise, the holder of such PIPE Warrant (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased to 9.99% on a holder by holder basis, with 61 days prior written consent of the applicable holder). The PIPE Warrants were determined to be liability-classified (see Note 8, Derivative Liabilities). Of the $968,930 of placement agent fees and offering expenses, $364,812 was allocated to the PIPE Shares and $604,118 was allocated to the PIPE Warrant. Because the PIPE Warrants are liability classified, the $604,118 allocated to the warrants was immediately expensed.

In connection with the offering, the Company also entered into a Registration Rights Agreement, dated as of February 23, 2021, with the Purchasers (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC on or prior to April 24, 2021 to register the resale of the PIPE Shares and the shares of common stock issuable upon exercise of the PIPE Warrants (the “PIPE Warrant Shares”), and to cause such registration statement to be declared effective on or prior to June 23, 2021 (or, in the event of a “full review” by the SEC, August 22, 2021). The Company was in default of the terms of the Registration Rights Agreement as the registration statement to register the PIPE Shares and PIPE Warrant Shares was not filed by April 24, 2021; provided that such registration statement has since been filed. As a result of this default, the Company was required to pay damages to the Purchasers in the aggregate amount of $174,993 each month, up to a maximum of $583,310. The Company incurred $524,979 of damages during the year ended December 31, 2021, which amount was paid, and such registration statement was subsequently filed and declared effective, and as a result the Company is no longer in default.

Bridge Note Conversions

During the first quarter of 2021, certain noteholders elected to convert bridge notes with an aggregate principal balance of $365,750 and an aggregate accrued interest balance of $66,633 into an aggregate of 7,920 shares of the Company’s common stock at a conversion price of $54.60 per share, pursuant to the terms of such notes (see Note 10 - Convertible Notes Payable).

Convertible Note Conversions

During the first quarter of 2021, certain noteholders elected to convert certain convertible notes payable with an aggregate principal balance of $1,234,333 and an aggregate accrued interest balance of $105,850 into an aggregate of 23,357 shares of the Company’s common stock at conversion prices ranging from $49.00-$65.80 per share, pursuant to the terms of such notes (see Note 10 - Convertible Notes Payable).

EarlyBird Settlement

On April 23, 2021, the Company settled the amounts due pursuant to a certain finder agreement entered into with EarlyBird Capital, Inc. (“EarlyBird”) on October 17, 2017 (the “Finder Agreement”). The Company’s Board of Directors determined it was in the best interests to settle all claims which had been made or could be made with respect to the Finder Agreement and entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid EarlyBird a cash payment of $275,000 and issued 11,250 shares of the Company’s restricted common stock with a grant date value of $1,973,250 to EarlyBird, in full satisfaction of accounts payable in the amount of $1,750,000. The Company recorded a loss of $223,250 in connection with the Settlement Agreement, which is included in (loss) gain on settlement of liabilities in the accompanying consolidated statements of operations.

Sale of Common Stock and Warrants in the August 2021 Offering

On August 23, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 125,000 shares of common stock and warrants to purchase up to an aggregate of 125,000 shares of common stock (the “August 2021 PIPE Warrants”), at a combined purchase price of $120.00 per share and August 2021 PIPE Warrant (the “August 2021 Offering”). Aggregate gross proceeds from the August 2021 Offering were approximately $15,000,000. Net proceeds to the Company from the August 2021 Offering, after deducting the placement agent fees and estimated offering expenses payable by the Company, were approximately $13.9 million.

The August 2021 PIPE Warrants have an exercise price equal to $150.00 per share, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. However, the exercise price of the August 2021 PIPE Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2021 PIPE Warrants are exercisable for 5 years following the closing date. The August 2021 PIPE Warrants are subject to a provision prohibiting the exercise of such August 2021 PIPE Warrants to the extent that, after giving effect to such exercise, the holder of such August 2021 PIPE Warrant (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased to 9.99% on a holder by holder basis, with 61 days prior written consent of the applicable holder). Although the PIPE Warrants have a tender offer provision, the August 2021 PIPE Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the August 2021 PIPE Warrants are equity-classified, the $1,120,000 of placement agent fees and offering expenses were fully accounted for as a reduction of additional paid in capital.

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

Exchanges of Related Party Loans and Convertible Notes

On September 30, 2021, Dr. Lawrence Steinman and Sir Marc Feldmann, Ph.D., each of whom serve as Co-Executive Chairmen of the Company’s Board of Directors, agreed with the Company to convert amounts owed under outstanding loans with an aggregate principal balance of $693,371 and an aggregate accrued interest balance of $157,741 into an aggregate of 7,093 shares of the Company’s common stock at the conversion price of $120.00 per share, pursuant to the terms of the agreement, which conversion rate was above the closing consolidated bid price of the Company’s common stock on the date the binding agreement was entered into (see Note 9 - Loans Payable and Note 10 - Convertible Notes Payable for more information).

Alpha Capital Settlement

During the third quarter of 2021, the Company issued 7,500 shares of common stock and warrants to purchase 1,250 shares in connection with a settlement entered into with Alpha Capital (see Note 10 - Convertible Notes Payable).

Common Stock Issued for Services during 2021

During the year ended December 31, 2021, the Company issued an aggregate of 15,878 shares of the Company’s common stock, respectively, as compensation to consultants, directors, and officers, with an aggregate issuance date fair value of $1,785,366, respectively, which was charged immediately to the consolidated statement of operations for the year ended December 31, 2021.

July 2022 Offering

On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 175,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 131,604 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 306,604 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $21.20 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were $6,499,737. The July 2022 Offering closed on July 20, 2022.

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

The July 2022 Common Warrants have an exercise price equal to $21.20 per share, are exercisable 6 months following the closing of the July 2022 Offering (the “Initial Exercise Date”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the July 2022 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The July 2022 Common Warrants are exercisable for 5 years following the Initial Exercise Date. The July 2022 Common Warrants are subject to a provision prohibiting the exercise of such July 2022 Common Warrants to the extent that, after giving effect to such exercise, the holder of such July 2022 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the July 2022 Common Warrants have a tender offer provision, the July 2022 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the July 2022 Common Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

As of December 31, 2022, all 131,604 of the July 2022 Pre-Funded Warrants have been exercised for a value of $263; there are no unexercised July 2022 Pre-Funded Warrants remaining as of the end of the year. No July 2022 Common Warrants have been exercised as of December 31, 2022.

December 2022 Offering

On December 20, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 215,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 1,499,286 shares of common stock (“December 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 2,571,429 shares of common stock (the “December 2022 Common Warrants”), at a combined purchase price of $3.50 per share and warrant (the “December 2022 Offering”). Aggregate gross proceeds from the December 2022 Offering were approximately $6,000,000, and the December 2022 Offering closed on December 22, 2022.

The December 2022 Pre-Funded Warrants have an exercise price equal to $0.0001, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the December 2022 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The December 2022 Pre-Funded Warrants are exercisable until they are exercised in full. The December 2022 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such December 2022 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such December 2022 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the December 2022 Pre-Funded Warrants have a tender offer provision, the December 2022 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the December 2022 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

The December 2022 Common Warrants have an exercise price equal to $3.50 per share, are exercisable 6 months following the closing of the December 2022 Offering (the “Initial Exercise Date”) (see Note 15 – Subsequent Events, “Amendment to Common Warrant Agreement for the December 2022 Offering”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the December 2022 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The December 2022 Common Warrants are exercisable for 5 years following the Initial Exercise Date. The December 2022 Common Warrants are subject to a provision prohibiting the exercise of such December 2022 Common Warrants to the extent that, after giving effect to such exercise, the holder of such December 2022 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the December 2022 Common Warrants have a tender offer provision, the December 2022 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the December 2022 Common Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

As of December 31, 2022, all 1,499,286 of the December 2022 Pre-Funded Warrants have been exercised for a value of $150; there are no unexercised December 2022 Pre-Funded Warrants remaining as of the end of the year. No December 2022 Common Warrants have been exercised as of December 31, 2022.

Common Stock Issued for Services during 2022

During the year ended December 31, 2022, the Company issued an aggregate of 14,026 of immediately vested shares of the Company’s common stock as compensation to consultants, directors, and officers, with an aggregate issuance date fair value of $331,591, which was charged immediately to the consolidated statement of operations for the year ended December 31, 2022.

Restricted Stock Shares Issued during 2022

During the year ended December 31, 2022, the Company issued 600 restricted shares of the Company’s common stock, or Restricted Stock Shares as compensation to consultants with an issuance date fair value $48,600, or $81.00 per share. Per the two-year consulting agreement, the Restricted Stock Shares are issued at the beginning of the contract term and annually and vest monthly over a period of 24 months. The Company recognized stock-based compensation expense related to the amortization of the Restricted Stock Shares of $26,325 for the year ended December 31, 2022.

Below is a table summarizing the Restricted Stock Shares granted and outstanding as of and for the year ended December 31, 2022:

	Unvested Restricted	Weighted Average Grant Date
	Stock	FV Price
Unvested as of January 1, 2022	-	$-
Granted	600	81.00
Vested	325	81.00
Unvested as of December 31, 2022	275	81.00
Total unrecognized expense remaining	$22,275
Weighted-average years expected to be recognized over	1.0	-

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

During the year ended December 31, 2022, no shares were issued upon the exchange of common stock equivalents associated with the Special Voting Shares.

During the year ended December 31, 2021, 73,224 shares were issued upon the exchange of common stock equivalents associated with the Special Voting Shares.

The following table summarizes the Special Voting Shares activity during the years ended December 31, 2022 and 2021:

Balance, January 1, 2021	73,488
Shares issued	-
Shares exchanged	(73,224)
Balance, December 31, 2021	264
Shares issued	-
Shares exchanged	-
Balance, December 31, 2022	264

 Stock Options

A summary of the option activity during the years ended December 31, 2022 and 2021 is present below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)	Intrinsic Value
Outstanding, January 1, 2021	2,500	49.80	9.92	-
Granted	134,550	96.34	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding, December 31, 2021	137,050	95.49	9.41	3,525
Granted	25,906	27.20	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding, December 31, 2022	162,956	84.63	8.60	$-

Exercisable, December 31, 2022	93,336	83.47	8.50	$-

A summary of outstanding and exercisable stock options as of December 31, 2022 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$49.80	2,500	7.9	2,500
$88.60	79,000	8.2	54,422
$151.20	21,800	8.6	7,721
$79.00	33,750	8.9	17,318
$27.20	25,906	9.4	11,375
	162,956	8.5	93,337

On February 26, 2021, the Company issued ten-year options to purchase an aggregate of 79,000 shares of the Company’s common stock to two officers of the Company, pursuant to the 2020 Omnibus Incentive Plan. The options have an exercise price of $88.60 per share and vest at the rate of 20% on the date of grant and the remaining 80% on a monthly basis thereafter over the following 36 months. The options had a grant date fair value of $4,810,527, which will be recognized over the vesting term.

On August 4, 2021, the Company granted ten-year options for the purchase of an aggregate of 21,800 shares of common stock at an exercise price of $151.20 per share, to six independent directors of the Company, pursuant to the 2020 Omnibus Incentive Plan. The options had an aggregate grant date value of $2,180,375, and vest monthly over four years.

On December 8, 2021, the Company granted ten-year options for the purchase of an aggregate of 33,750 shares of common stock at an exercise price of $79.00 per share to six officers of the Company, pursuant to the 2020 Omnibus Incentive Plan. The options had an aggregate grant date value of $2,077,953 and vest at various periods over four years.

The assumptions used in the Black-Scholes valuation method for these options which were issued in 2021 were as follows:

Risk free interest rate	0.75% - 0.99%
Expected term (years)	5.62 - 6.01
Expected volatility	84% - 98.5%
Expected dividends	0%

These assumptions listed above for 2021and below for 2022 were derived using i) the risk free interest rate published by the federal reserve on the date of grant, ii) the expected term used is the average of the contractual term plus the weighted average vesting term, iii) the volatility was derived using rates from third-party valuation reports of other financial instruments for the applicable quarter and iv) the expected dividends rate used is taken from the applicable option award agreement.

On May 19, 2022, the Company granted ten-year options for the purchase of an aggregate of 5,700 shares of common stock at an exercise price of $27.20 per share to six officers of the Company, pursuant to the 2022 Omnibus Incentive Plan. The options had an aggregate grant date value of $115,936.

On May 19, 2022, the Company also granted ten-year options for the purchase of 6,707 shares and 13,500 shares of common stock at an exercise price of $27.20 per share to two individuals (one a director and the other, a consultant), respectively, pursuant to the 2022 Omnibus Incentive Plan; the 6,707 shares had a grant date value of $130,000 and vested immediately, while the 13,500 shares had a grant date value of $261,704 and vest depending on the achievement of certain milestones.

The assumptions used in the Black-Scholes valuation method for these options which were issued in 2022 were as follows:

Risk free interest rate	2.88%
Expected term (years)	5.00 – 5.77
Expected volatility	91.0%
Expected dividends	0%

The Company recognized stock-based compensation expense of $2,607,501 and $2,852,309 for the years ended December 31, 2022 and 2021, respectively, related to the amortization of stock options. The expense is included within general and administrative expenses or research and development expenses on the consolidated statements of operations. As of December 31, 2021, there was $4,202,495 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.19 years.

NASDAQ Compliance

On September 30, 2022, we received written notice (the “Notification Letter”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market. NASDAQ Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from August 18, 2022 to September 29, 2022, the Company no longer meets the minimum bid price requirement. The Notification Letter stated that the Company has 180 calendar days or until March 29, 2023, to regain compliance with NASDAQ Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. The Company implemented a reverse stock-split in December 2022 to assist in regaining compliance with NASDAQ standards. On January 4, 2023, NASDAQ notified the Company that it had regained full compliance with the minimum bid price for continued listing on the NASDAQ pursuant to NASDAQ Listing Rule 5550(a)(2).

NOTE 13 - INCOME TAXES

The Company is subject to federal and state/provincial income taxes in the United States, Canada, and the United Kingdom and each legal entity files on a non- consolidated basis. The benefit of the pre-reorganization net operating losses of 180 LP were passed through to its owners.

The losses before income taxes consist of the following domestic and international components:

	For the Years Ended
	December 31,
	2022	2022
Domestic	$(37,727,021)	$(15,078,170)
International	(1,941,987)	(5,269,682)
	$(39,669,008)	$(20,347,852)

The provision for income taxes consists of the following benefits (provisions):

	For the Years Ended
	December 31,
	2022	2021
Deferred tax benefits:
Domestic:
Federal	$4,057,936	$1,503,577
State	1,343,123	499,136
International	353,038	547,944
	5,754,097	2,550,657
Change in valuation allowance	(4,811,348)	(2,527,453)
Net income tax benefit	$942,749	$23,204

Certain deferred tax liabilities are denominated in currencies other than the US dollar and are subject to foreign currency translation adjustments. The provision for income taxes differs from the United States Federal statutory rate as follows:

	For the Years Ended
	December 31,
	2022	2021
US Federal statutory rate	21.0%	21.0%
Difference between domestic and foreign federal rates	(0.1)%	(0.5)%
State and provincial taxes, net of federal benefits	6.6%	5.2%
Permanent differences:
Goodwill impairment	(23.7)%	-
Stock-based compensation	-	(5.8)%
Change in the fair value of derivatives and accrued issuable equity	10.7%	(6.4)%
Other	-	(0.8)%
Change in valuation allowance	(12.1)%	(12.4)%
Effective income tax rate	2.4%	0.3%

Deferred tax assets and liabilities consist of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$13,399,384	$9,395,986
Amortization	165,476	-
Accrued compensation not currently deductible	343,787	169,222
Stock compensation	1,588,866	-
Accrued interest	150,502	146,636
Other	8,125	(1)
	15,656,140	9,711,843

Deferred tax liabilities:
Difference between book and tax basis related to:
Technology license	(368,587)	(375,671)
Acquired in-process research and development	(2,332,618)	(3,267,854)
Other	(555,880)	(639,726)
	(3,257,085)	(4,283,251)

Deferred tax assets and liabilities	12,399,055	5,428,592
Valuation allowance	(15,016,414)	(9,072,118)
Deferred tax assets and liabilities, net	$(2,617,359)	$(3,643,526)

The change in the valuation reserve for deferred tax assets consists of the following:

	For the Years Ended
	December 31,
	2022	2021
Beginning of period	$(9,072,118)	$(9,709,220)
Change in valuation pursuant to the tax provision	(4,811,348)	(2,527,453)
True-up to a prior year’s tax return	(1,132,948)	3,164,555
End of period	$(15,016,414)	$(9,072,118)

As of December 31, 2022, the Company had net operating loss (“NOL”) carryforwards that may be available to offset future taxable income in various jurisdictions as follows:

●	Approximately $32,400,000 of domestic federal and state NOLs. The federal NOLs have no expiration date and are subject to 80% of taxable income; the state NOLs will begin to expire in 2039;

●	Approximately $8,100,000 each of Canadian federal and provincial NOLs. Those NOLs will begin to expire in 2038; and

●	Approximately $10,600,000 of United Kingdom federal NOLs. Those NOLs have no expiration date.

The utilization of the domestic NOLs to offset future taxable income may be subject to annual limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2022 and 2021, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance. The Company recorded increases in the valuation allowance of $4,811,348 and $2,527,453 in connection with the tax provisions for the years ended December 31, 2022 and 2021, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2022 and 2021 nor were any tax related interest or penalties incurred during those periods. The Company’s tax returns filed in the United States, Canada, and the United Kingdom since inception remain subject to examination.

NOTE 14 - RELATED PARTIES

Accrued Expenses - Related Parties

Accrued expenses - related parties was $188,159 as of December 31, 2022 and consists of interest accrued on loans and convertible notes due to certain officers and directors of the Company, as well as deferred compensation for certain executives. Accrued expenses - related parties was $18,370 as of December 31, 2021 and consists of interest accrued on loans and convertible notes due to certain officers and directors of the Company.

Loans Payable - Related Parties

Loans payable - related parties consists of $0 and $81,277 as of December 31, 2022 and 2021, respectively. See Note 9 - Loans Payable for more information.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $240,731 and $2,947,536 during the years ended December 31, 2022 and 2021, respectively, is related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative Expenses – Related Parties during the years ended December 31, 2022 and 2021, were $5,612 and $462,580, respectively. Of the expenses incurred during 2022, these primarily relate to professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof. Of the expenses incurred during 2021, approximately $338,000 represents bad debt expense incurred in connection with a receivable from related parties, and approximately $124,000 represents professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

Interest Expense - Related Parties

During the year ended December 31, 2022, the Company recorded $1,508 of interest income – related parties, which related to interest expense on loans with officers and directors of the Company.

During the year ended December 31, 2021, the Company recorded $50,255 of interest expense – related parties, of which $11,380 related to the convertible notes with officers and directors of the Company and $38,875 related to interest expense on loans with officers, directors and a greater than 10% investor of the Company.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2022 through the date the financial statements were issued. Except for the following, there are no subsequent events identified that would require disclosure in the financial statements.

Compliance Notification from NASDAQ

On January 4, 2023, NASDAQ notified the Company that it had regained full compliance with the minimum bid price for continued listing on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (see Note 12 for further information.

Amendment to Common Warrant Agreement for the December 2022 Offering

On January 12, 2023, the Company entered into an Amendment to the Common Stock Purchase Warrant Agreement dated December 22, 2022, whereby the holder was issued warrants to purchase up to 2,571,429 shares of common stock at an exercise price of $3.50 per share. Per the Warrant Agreement, the initial exercise date was June 22, 2023; per the Amendment, the exercise date was changed to January 12, 2023.

Kinexum Agreement

On January 13, 2023, the Company entered into an agreement with Kinexum, which agreed to provide assistance to the Company in connection with the Conditional Marketing Authorization (CMA) and Marketing Approval Application (MAA) which the Company expects to submit to the UK Medicines and Healthcare products Regulatory Agency (MHRA) in connection with the Company’s planned use of adalimumab to treat progressive early-stage Dupuytren’s disease. Including the costs associated with the Kinexum contract, the Company anticipates that it will spend approximately $900,000 to $1,000,000, cumulative in the three quarters ending September 30, 2023 for activities associated with the MHRA filing and other regulatory preparation.

Quan Vu Separation

Effective January 15, 2023, the Company and Quan Vu (the Company’s former Chief Operating Officer/Chief Business Officer) mutually agreed to terminate Vu’s employment with 180LS. In accordance with the termination, the parties entered into a separation agreement, whereby the Company agreed to pay Vu an agreed-upon severance payment including accrued back-pay, agreed-upon health insurance expenses and accrued paid time-off for a total amount of $407,135.

Glenn Larsen Consulting Agreements

On February 22, 2023, the Company entered into a consulting agreement with Glenn Larsen to provide consulting services; in consideration for the services provided, the Company agrees to compensate Mr. Larsen in the amount of $10,000 per month; the amounts owed may be settled in cash or shares of the Company’s common stock (which will be subject to the Company’s 2022 Omnibus Incentive Plan (“Plan”) or another approved equity compensation plan) or a combination of both at the option of Mr. Larsen. No shares may be issued and cash will be the default payment method for fees until an increase in shares available in the Plan is approved and any issuance is conditioned upon the Company having sufficient shares in the Plan to be issued. Mr. Larsen is also eligible to participate in the Company’s stock option plan, subject to approval from the Board of Directors. The initial term of the agreement is for three years from the effective date of the contract and shall automatically extend for additional one-year periods.