Form 10-K/A
period 2022-12-31
180 Life Sciences Corp.
filed 2023-04-28
CIK 1690080

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $25,377,272. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K/A.

As of March 31, 2023, there were 3,746,906 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On March 31, 2023, 180 Life Sciences Corp. (“180 Life,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Original Form 10-K omitted certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

We currently do not expect to file our definitive proxy statement for the 2023 annual meeting of our stockholders within 120 days of December 31, 2022. Accordingly, we are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1”) solely to:

●	amend Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of the Original Form 10-K to include the information required to be disclosed under such Items;

●	delete the reference on the cover of the Original Form 10-K regarding the incorporation by reference into Part III of the Original Form 10-K of portions of our definitive proxy statement to be delivered to stockholders and filed with the SEC in connection with the 2023 annual meeting of our stockholders; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 1 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Form 10-K. This Amendment No. 1 modifies and amends the Original Form 10-K, and should be read in conjunction with the Original Form 10-K. References to “this Annual Report” contained in this Amendment No. 1 refer to the Original Form 10-K, as modified and amended by this Amendment No. 1. Capitalized terms not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Form 10-K.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The following table sets forth certain information, including ages as of April 28, 2023, of our executive officers:

Name	Position	Age
James N. Woody, M.D., Ph.D.	Chief Executive Officer and Director	80
Ozan Pamir	Chief Financial Officer and Secretary	32
Jonathan Rothbard, Ph.D.	Chief Scientific Officer	71

Below is information regarding each executive officer’s biographical information, including their principal occupations or employment for at least the past five years, and the names of other public companies in which such persons hold or have held directorships during the past five years.

JAMES N. WOODY, M.D., Ph.D. — CHIEF EXECUTIVE OFFICER AND DIRECTOR — Dr. Woody has served as our Chief Executive Officer and as a director since the Closing of the Business Combination in November 2020. Dr. Woody has served as the CEO of 180 since July 2020, and as a director of 180 since September 2020. Dr. Woody was a founder and served as Chairman of the Board of Directors for Viracta Pharmaceuticals, a lymphoma therapeutic company (July 2014 to December 2020). With the company undergoing a reverse merger into a public company, he resigned his Board member position and continues as a Board observer. He served as a General Partner of Latterell Venture Partners (February 2006 to December 2019) then moved to a Venture Partner position, for the one remaining LVP legacy company, PerceptiMed, a Pharmacy management company, where he continues to serve on the Board as they plan their IPO. He served as an interim CEO for MaraBio Systems Inc., a startup autism diagnostic company, from November 2018 to December 2022, when a new full time CEO was selected and he continues to serve as Vice Chairman, on the Board of Directors. He also serves as Chairman of the Board for Enosi Life Sciences, a next generation TNF inhibitor company, which position he has held since July 2020. He served as a Board member of IntegenX Inc. (2012 to 2018), and Neuraltus Pharmaceuticals, Inc. (February 2009 to December 2019). Dr. Woody was the founding CEO and Chairman of the Board of OncoMed Pharmaceuticals, Inc. (2004 to 2014), a NASDAQ listed company with a focus on antibodies targeting cancer stem cells. He previously served as a member of the Board of Directors of Protein Simple, formerly Cell Biosciences (2005 to 2014), acquired by Bio-Techne; Forte Bio Corporation, acquired by PALL in 2012 (2005 to 2012); Bayhill Therapeutics, Inc. (2004 to 2012); Femta Pharmaceuticals (2008 to 2012); and Proteolix, Inc. (2005 to 2009), acquired by Onyx for the multiple myeloma drug Carfilzomib. Dr. Woody also served on the Board of Directors of Talima Therapeutics, Inc. (2007 to 2011); HemaQuest Pharmaceuticals, Inc. (2009 to 2013); Calistoga (2009 to 2011), acquired by Gilead for the lymphoma drug Idelalisib (Zydelig); Tetralogic (2008 to 2014), a NASDAQ listed company; and Avidia (2003 to 2006), acquired by Amgen. From 1996 to 2004, He was President and General Manager of Roche Biosciences, Palo Alto, California (formerly Syntex), where he had responsibility for all bioscience research and development, ranging from genetics and genomics to clinical development of numerous new pharmaceuticals, as well as former Syntex administrative matters. From 1991 to 1996, Dr. Woody served as Senior Vice President of Research and Development and Chief Scientific Officer of Centocor, Inc., Malvern, Pennsylvania, where he assisted in the development of several new major antibody-based therapeutics in the fields of oncology and autoimmune and cardiovascular disease, including Remicade®, a multi-billion dollar pharmaceutical. Prior to that time, he served as a Medical Officer in the U.S. Navy, retiring as a CAPT (06) and as Commanding Officer of the Naval Medical Research and Development Command in 1991. Dr. Woody and his colleagues, with U.S. Navy and Congressional approval, founded the National Marrow Donor Program. He is a member of the Research Advisory Committee for the Veterans Gulf War Illness. Dr. Woody was a member of the Board of Directors of the Lucille Packard (Stanford) Children’s Hospital (LPCH) in Palo Alto, California, (July 2002 to December 2020), serving as Chairman of the LPCH Quality Service and Safety Committee and a Member of the Patient Safety Oversight Committee. Dr. Woody also is a member of the Stanford Medical School Dean’s Research Committee and Stanford “SPARK” research initiatives program. Dr. Woody received a B.S. in Chemistry from Andrews University, Berrien Springs, Michigan, an M.D. from Loma Linda University and Pediatric Subspecialty Training at Duke University School of Medicine and Harvard University School of Medicine. He received a Ph.D. in Immunology from the University of London, England. We believe that his expertise and experience in the life sciences and venture capital industries and his educational background make him qualified to serve as a director.

OZAN PAMIR — CHIEF FINANCIAL OFFICER AND SECRETARY — Ozan Pamir has served as our Chief Financial Officer since April 2023, and prior to that, as interim Chief Financial Officer from November 2020 to April 2023. Mr. Pamir has also served as the Chief Financial Officer and as a member of the Board of Directors of 180, our wholly-owned subsidiary following the Closing of the Business Combination, since October 2018. Mr. Pamir has also served as the Chief Financial Officer and as a member of the Board of Directors of Unify Pharmaceuticals between August 2019 and July 2021, and as the Chief Financial Officer of Enosi Life Sciences between May 2020 and April 2021, both of which are pre-clinical companies focused on autoimmune diseases. Previously, Mr. Pamir served in various positions with Echelon Wealth Partners, a leading Canadian investment bank, from June 2014 to October 2018, including Investment Banking Analyst (June 2014 — June 2015), Senior Associate, Investment Banking (June 2015 — September 2017) and Vice President of Investment Banking (September 2017 — October 2018), as well as Investment Banking Analyst of OCI Groups from October 2013 to June 2014. Mr. Pamir holds an Economics and Finance degree from McGill University and is a CFA Charterholder.

JONATHAN ROTHBARD, PH.D. — CHIEF SCIENTIFIC OFFICER — Jonathan Rothbard, Ph.D. has served as our Chief Scientific Officer since the Closing of the Business Combination in November 2020. Dr. Rothbard has served as the Chief Executive Officer and Chief Scientific Officer of Katexco since November 2018. Previously, he was a founder of ImmuLogic Pharmaceutical Corp., in Palo Alto, California, where he served as Chief Scientific Officer from 1989 to 1995, a founder of Amylin Corporation in San Diego, California in 1989, and CellGate Incorporated in Redwood City, California, where he served as Chief Scientific Officer from 1998 to 2004. Dr. Rothbard served on the faculty in the Departments of Neurology (2007-2018), Chemistry (2005-2006), Medicine-division of Rheumatology (1996-1998) at Stanford University School of Medicine. His first academic faculty position was as the head of the Molecular Immunology Laboratory at the Imperial Cancer Research Fund in London from 1985-1989. Dr. Rothbard received his BA from Hamilton College in 1973 and his Ph.D. from Columbia University in 1977 and completed post-doctoral fellowships at The Rockefeller University and Stanford University Medical School.

The following table sets forth certain information, including ages as of April 28, 2023, of our directors:

Name	Age	Position With Company	Date First Appointed as Officer or Directors	Director Class*
Class I Directors
Lawrence Steinman, M.D.	75	Executive Co-Chairman	November 2020	Class I
James N. Woody, M.D., Ph.D.	80	Chief Executive Officer and Director	November 2020	Class I
Russell T. Ray, MBA	76	Director	July 2021	Class I
Francis Knuettel II, MBA	57	Director	July 2021	Class I

Class II Directors
Sir Marc Feldmann, Ph.D.	78	Executive Co-Chairman, and Chairman, CEO and Executive Director of CannBioRex	November 2020	Class II
Larry Gold, Ph.D.	81	Director	November 2020	Class II
Donald A. McGovern, Jr., MBA	72	Director	November 2020	Class II
Teresa M. DeLuca, M.D., MBA	58	Director	July 2021	Class II
Pamela G. Marrone, Ph.D.	66	Director	July 2021	Class II

*	Terms expire at the 2023 annual meeting of stockholders (Class I) and the annual meeting of stockholders to be held in 2024 (Class II).

LAWRENCE STEINMAN

CO-EXECUTIVE CHAIRMAN AND CLASS I DIRECTOR

Lawrence Steinman, M.D. has served as Co-Executive Chairman since the Closing of the Business Combination in November 2020. He also has primary scientific responsibility for our α7nAChR platform. Dr. Steinman served as Co-Chairman of 180 and as a member of its board of directors since April 2019. Prior to joining 180, he served on the Board of Directors of Centocor Biotech, Inc., from 1989 to 1998, the Board of Directors of Neurocine Biosciences from 1997 to 2005, the Board of Directors of Atreca from 2010 – 2019, the Board of Directors of BioAtla, Inc. (NASDAQ:BCAB) from July 2020 to present (he also serves on the Compensation Committee and Nominating and Corporate Governance Committee of BioAtla), the Board of Directors of Tolerion, Inc. from 2013 to 2020 and the Board of Directors of Alpha5 Integrin from November 2020 to June 2022, and the Board of Directors of Pasithea Therapeutics Corp. (NASDAQ:KTTA) from August 2020 to the present. He is currently the George A. Zimmermann Endowed Chair in the Neurology Department at Stanford University and previously served as the Chair of the Interdepartmental Program in Immunology at Stanford University Medical School from 2003 to 2011. He is a member of the National Academy of Medicine and the National Academy of Sciences. He also founded the Steinman Laboratory at Stanford University, which is dedicated to understanding the pathogenesis of autoimmune diseases, particularly multiple sclerosis and neuromyelitis optica. He received the Frederic Sasse Award from the Free University of Berlin in 1994, the Sen. Jacob Javits Award from the U.S. Congress from 1988 through 2002, the John Dystel Prize in 2004 from the National MS Society in the U.S., the Charcot Prize for Lifetime Achievement in Multiple Sclerosis Research in 2011 from the International Federation of MS Societies and the Anthony Cerami Award in Translational Medicine by the Feinstein Institute of Molecular Medicine in 2015. In 2023, he was honored as a Pioneer in Medicine by the Society for Brain Mapping and Therapeutics. He also received an honorary Ph.D. from the Hasselt University in 2008, and from the University of Buenos Aires in 2022. He received his BA (physics) from Dartmouth College in 1968 and his MD from Harvard University in 1973. He also completed a fellowship in chemical immunology at the Weizmann Institute (1974 – 1977) and was an intern and resident at Stanford University Medical School. We believe Dr. Steinman’s extensive experience leading the research and development of numerous therapeutics qualify him to serve as a director.

PROF. SIR MARC FELDMANN, PH.D.

EXECUTIVE CO-CHAIRMAN AND CLASS II DIRECTOR

CHAIRMAN, CEO AND EXECUTIVE DIRECTOR OF CANNBIOREX

Prof. Sir Marc Feldmann, Ph.D. FRS has served as Co-Executive Chairman since the Closing of the Business Combination in November 2020. He also has primary scientific responsibility for our synthetic cannabidiol (“CBD”) analogues programs. Prof. Sir Feldmann has served as Co-Chairman of 180 and as a member of its board of directors since April 2018. Since June 1, 2018, Prof. Sir Feldmann has served as Chairman, CEO and Executive Director of CannBioRex. Since August 2018, Prof. Sir Feldmann has also served as a director of Enosi Therapeutics Corp., a company which he founded that is a pre-clinical company focused on cancer and autoimmune deficiencies. He is an Emeritus Prof. at the Kennedy Institute of Rheumatology, Department of Orthopedics, Rheumatology and Musculoskeletal Sciences at the University of Oxford. He is renowned as an expert in the development of anti-inflammatory therapeutics and has published over 700 papers reflecting a long-term commitment to the cellular and molecular aspects of inflammatory autoimmune diseases, cytokines and their therapeutic applications. In 1983, he published a new hypothesis explaining the mechanism of induction of autoimmune diseases, highlighting the role of cytokines, potent signaling proteins which drive the important processes of inflammation, immunity and cell growth. In collaboration with Sir Ravinder Maini, he showed that tumor necrosis factor (“TNF”) was a key driver of rheumatoid arthritis, and that blocking it was beneficial, first in novel test tube systems (in vitro) using human disease tissue from rheumatoid joints, then animal models and in a series of clinical trials. Maini and Feldmann developed a key patent for the optimal use of antibodies for TNF, which was licensed to Centocor and AbbVie, and eventually led to the acquisition of Centocor by Johnson & Johnson. Medically he is a Fellow of the Royal College of Physicians, the Royal College of Pathologists of London. In recognition of his scientific work, which has led to anti-TNF currently being the best-selling drug class in the world, Prof. Sir Feldmann was elected to the Academy of Medical Sciences and the Royal Society in London, is a Fellow of the Australian Academy of Science, and is an International Member of the National Academy of Sciences, USA. He was knighted by Queen Elizabeth II in 2010 for his outstanding services to medicine, and also received the Australian equivalent, the Companion of Honour (AC). He was awarded the Crafoord Prize in 2000, the Albert Lasker Award for Clinical Medical Research in 2003, the Cameron Prize for Therapeutics by the University of Edinburgh in 2004, the John Curtin Medal of the Australian National University in 2007 and the Dr. Paul Janssen Award for Biomedical Research in 2008, the Ernst Schering Prize in 2010 and the Gairdner International Award in 2014, together with Sir Ravinder Maini, and separately the European Inventor Award (Lifetime Achievement) by the European Patent Office in 2007, and the Tang Prize in 2020. He graduated with an MBBS degree from the University of Melbourne in 1967 and earned a Ph.D. in Immunology at the Walter and Eliza Hall Institute of Medical Research in 1972. He undertook postdoctoral research at the Imperial Cancer Research Fund’s Tumour Immunology Unit in 1972 before moving to the Charing Cross Sunley Research Centre in 1985, which later merged with the Kennedy Institute of Rheumatology which then joined the Faculty of Medicine at Imperial College in 2000 and was transferred to the University of Oxford in 2011.

JAMES N. WOODY, M.D., PH.D.

CHIEF EXECUTIVE OFFICER AND CLASS I DIRECTOR

Information regarding Dr. Woody is set forth above under “Executive Officers”.

RUSSELL T. RAY, MBA

CLASS I DIRECTOR

Russell T. Ray, MBA has served as a director of our Company since July 9, 2021. Mr. Ray was a Senior Advisor to HLM Venture Partners, a health care venture capital firm, from February 2017 to December 2017 and from January 2014 to December 2015. From January 2016 to February 2017, Mr. Ray was a Managing Director and Vice Chairman of Healthcare Investment Banking at Stifel, Nicolaus & Company, Incorporated, an investment banking firm, with a focus on health care investments. From September 2003 to September 2015, Mr. Ray served as a Partner and Senior Advisor with HLM Venture Partners, a health care focused venture capital firm that invests in health care services, health care information technology and medical technology companies. Prior to his work with HLM, he served as Managing Director and President of Chesapeake Strategic Advisors (2002 to 2003), which invested in health care services, health care information technology and medical technology companies. Mr. Ray was formerly Managing Director and Co-Head of Global Health Care Investment Banking at Credit Suisse First Boston Corporation (1999 to 2002) where he led a 50-person team with offices in Baltimore, Chicago, London, New York and San Francisco focused on providing corporate finance and M&A advisory services to private and public companies in the biotechnology, health care services and health care information technology sectors. From 1987 to 1999, Mr. Ray was a Managing Director and Global Co-Head of Healthcare Investment Banking at Deutsche Bank and its predecessor entities, BT Alex. Brown and Alex. Brown & Sons. Mr. Ray served on the board of directors of Allergan, Inc. from 2003 to 2015. Mr. Ray also served as Chairman of the Audit and Finance Committee of Merrimack Pharmaceuticals, Inc. (NASDAQ:MACK) (which position he held between January 2015 and June 2022), which specializes in developing drugs for the treatment of cancer.

Mr. Ray is a former Captain in the United States Army and recipient of the Bronze Star Medal, two Air Medals and two Army Commendation Medals for Meritorious Service. He obtained a Bachelor’s of Science degree in Engineering from the United States Military Academy at West Point, a Bachelor’s of Science degree in Ecology and Evolutionary Biology from the University of Washington, a Master of Science degree from the University of Pennsylvania in Ecology and Evolutionary Biology and received a Master of Business Administration degree in Finance from the Wharton School of Business at the University of Pennsylvania.

FRANCIS KNUETTEL II, MBA

CLASS I DIRECTOR

Francis Knuettel II, MBA has been a director of our Company since July 2, 2021. Mr. Knuettel has over 25 years of management experience in venture and private-equity backed public companies, and has advised public and private companies on financial management and controls, mergers and acquisitions, capital markets transactions and operating and financial restructurings. Since April 2022, he has been managing Camden Capital LLC, where he provides fractional and interim Chief Financial Officer and board services, including serving as Chief Financial Officer of OceanTech Acquisition Corp (Nasdaq:OTEC) since March 2023. From December 2020 to July 2021, Mr. Knuettel served as the President of Unrivaled Brands, Inc. (OTCQX:UNRV), a vertically integrated company focused on the cannabis sector with operations in California and Nevada, from December 2020 to March 2021, he served as the Interim Chief Executive Officer of Unrivaled and he served as Chief Executive Officer of Unrivaled from March 2021 to March 2022 and as a director from December 2020 through April 2022. Mr. Knuettel has served as a member of the Board of Directors, Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of Murphy Canyon Acquisition Corp. (MURF) since February 2022, and as a member of the Board of Directors, Audit Committee and Nominations and Corporate Governance Committee of Relativity Acquisition Corp. (NASDAQ:RACY), since February 2022, both Special Purpose Acquisition Companies. Mr. Knuettel was formerly Director of Capital and Advisory at Viridian Capital Advisors, a position he held from June 2020 to January 2021, following the sale but prior to the close of the acquisition of One Cannabis Group, Inc. (“OCG”) by an OTCQX listed company. At OCG, Mr. Knuettel served from June 2019 to January 2021 as Chief Financial Officer of the company, a leading cannabis dispensary franchisor, with over thirty cannabis dispensaries across seven states. Prior to joining OCG, Mr. Knuettel was Chief Financial Officer at MJardin Group, Inc. (“MJardin”) (August 2018 to January 2019), a Denver-based cannabis cultivation and dispensary management company, where he led the company’s IPO on the Canadian Securities Exchange. Following the IPO, Mr. Knuettel managed the merger with GrowForce, a Toronto-based cannabis cultivator, after which he moved over to the Chief Strategy Role (January 2019 to June 2019). In his role as CSO, he managed the acquisition of several private companies before recommending and executing the consolidation of management and other operations to Toronto and the closure of the executive office in Denver. From April to August 2018, Mr. Knuettel served as Chief Financial Officer of Aqua Metals, Inc. (NASDAQ:AQMS), an advanced materials firm that developed technology in battery recycling. Prior to that, from April 2014 to April, 2018, Mr. Knuettel served as Chief Financial Officer at Marathon Patent Group, Inc. (NASDAQ:MARA), a patent enforcement and licensing company. Before that, Mr. Knuettel held numerous CFO and CEO positions at early-stage companies where he had significant experience both building and restructuring businesses. In addition to the Board of Director positions set forth above, he currently serves as the Chairman of the Board of Directors of a MedTech company focused on smart intubation devices. Mr. Knuettel graduated cum laude from Tufts University with a B.A. degree in Economics and from The Wharton School at the University of Pennsylvania with an M.B.A. in Finance and Entrepreneurial Management.

LARRY GOLD, PH.D.

CLASS II DIRECTOR

Larry Gold, Ph.D. has served as a director of our Company since the Closing of the Business Combination in November 2020. Dr. Gold is the Founder and Chairman Emeritus of the Board, and former CEO of SomaLogic, Inc. Prior to SomaLogic, he also founded and was the Chairman of NeXagen, Inc., which later became NeXstar Pharmaceuticals, Inc. In 1999, NeXstar merged with Gilead Sciences, Inc. to form a global organization committed to the discovery, development and commercialization of novel products that treat infectious diseases. During his nearly 10 years at NeXstar, Dr. Gold held numerous executive positions including Chairman of the Board, Executive Vice President of R&D, and Chief Science Officer. Before forming NeXagen, he also co-founded and served as Co-Director of Research at Synergen, Inc., a biotechnology company later acquired by Amgen, Inc. Dr. Gold became the Chairman of Lab79, a new biotech company in Boulder, Colorado in 2014. Since 1970, Dr. Gold has been a professor at the University of Colorado at Boulder. While at the University, he served as the Chairman of the Molecular, Cellular and Developmental Biology Department from 1988 to 1992. Between 1995 and 2013, Dr. Gold received the CU Distinguished Lectureship Award, the National Institutes of Health Merit Award, the Career Development Award, the Lifetime Achievement Award from the Colorado Biosciences Association, and the Chiron Prize for Biotechnology. Dr. Gold was also awarded the 8th International Steven Hoogendijk Prize by the Dutch Batavian Society of Experimental Philosophy in 2018. In addition, Dr. Gold has been a member of the American Academy of Arts and Sciences since 1993 and the National Academy of Sciences since 1995. He is a fellow of the National Academy of Inventors. Dr. Gold also serves on the Board of Directors for Lab79, Deck Therapeutics, COLS (a charitable foundation) and a new pain company, TenZero, each private companies. Dr. Gold established the Gold Lab at the University of Colorado Boulder in 1971. Starting with basic research on bacteria and bacteriophage, the lab shifted its focus to human disease following the invention of the SELEX process in 1989. The Gold Lab today focuses on the utilization of biological and information technology to improve healthcare. Dr. Gold also began holding the GoldLab Symposia in 2010, an annual event that tackles big questions in healthcare. He is determined to change healthcare for the better through teaching, research, and debate among scientists and citizens throughout the world. Dr. Gold received a BA in 1963 in Biochemistry from Yale University, a Ph.D. in 1967 in Biochemistry from the University of Connecticut, and was an NIH Postdoctoral Fellow until 1969 at Rockefeller University.

DONALD A. MCGOVERN, JR., MBA

CLASS II DIRECTOR

Donald A. McGovern, Jr., MBA has served as a director of our Company since the Closing of the Business Combination in November 2020 and became our lead director on March 30, 2021. Mr. McGovern is a retired Vice Chairman, Global Assurance, of PricewaterhouseCoopers LLP (PwC). Through decades of leadership at PwC and board experience, Mr. McGovern brings wide-ranging operational, financial, accounting and audit and public company experience. He currently serves on the board of Cars.com (NYSE: CARS). Mr. McGovern joined the Board of Cars.com in May 2017 upon the spinout of Cars.com from Tegna creating a new public company listed on the NYSE. Cars.com is a leading two-sided digital automotive marketplace. Mr. McGovern is chair of the Audit Committee, an audit committee financial expert under SEC regulations, and a member of the Compensation Committee of Cars.com. His past public board experience has been with CRH, plc. Mr. McGovern served two three-year terms (2013 – 2019) on the board of directors of CRH. During his tenure, he was Senior Independent Director, chair of the Remuneration Committee, a member of the Nomination Committee and of the Audit Committee and an audit committee financial expert under U.S. SEC and U.K. FRC regulations. CRH is headquartered in Dublin, Ireland and listed on the London, Irish and New York Stock Exchanges. His past private company board experience includes Neuraltus Pharmaceuticals (2014 – 2019) and eASIC Corp (2016 – 2018). Mr. McGovern joined the Board of Neuraltus in preparation for Neuraltus doing a potential IPO. Neuraltus was a privately held, venture capital backed biopharmaceutical company dedicated to the development of therapeutics to treat neurological disorders. Mr. McGovern was chair of the Audit Committee and Compensation Committee. Mr. McGovern joined the Board of eASIC as the Company was in the process of filing a Form S-1 registration statement for an IPO. eASIC, a privately held, venture capital backed, fabless semiconductor company, was acquired by Intel Corporation. Mr. McGovern was chair of the Audit Committee and member of the Nomination Committee.

He is by background a High Technology Industry Assurance partner and served as the global engagement partner, lead audit partner, or concurring partner, for numerous Silicon Valley and other U.S. public companies such as Cisco Systems, Applied Materials, Schlumberger, Ltd., Hewlett-Packard, Agilent Technologies, Nvidia, eBay, and Varian Medical. He also has served Silicon Valley pre-IPO companies and during his career had been involved in over 35 IPOs. He has extensive experience for SEC current reporting and securities filings related to initial public offerings and other SEC registration statements, due diligence, mergers and acquisitions, restructurings, divestitures and risk management.

Mr. McGovern spent 39 years at PwC including 26 years as a partner. Mr. McGovern was Vice Chairman, Global Assurance Leader and a member of the PwC Global Network Executive Team, from July 2008 until his retirement from PwC on June 30, 2013. He had been the Managing Partner of the firm’s Silicon Valley Office from July 2001 to June 2007 and previously held other operating roles. In April 2001, Mr. McGovern was elected to the PwC Board of Partners and Principals of the U.S. firm as well as to PwC’s Global Board. He was the first ever lead director for the U.S. Board (2001 – 2005) and was elected to serve 2 terms on each Board.

Mr. McGovern is a member of the American Institute of Certified Public Accountants and has an active CPA license to practice in California, Illinois and New York. He received a BA from Marquette University in 1972 and received an MBA from DePaul University in 1975. He also attended the Executive Program for Growing Companies of the Stanford University Graduate School of Business in 1992.

TERESA M. DELUCA, M.D., MBA

CLASS II DIRECTOR

Teresa M. DeLuca, M.D., MBA, has served as a director of our Company since July 9, 2021. Dr. DeLuca is a physician executive and psychiatrist in New York, New York, resuming her own practice, since January 2020. Dr. DeLuca previously served as a Managing Director at Columbia University’s NY Life Science Venture Fund from January 2018 to December 2019. Her responsibilities as Managing Director included leading a consortium of 12 private/public institutions (Cold Spring Harbor Laboratory, Columbia, CUNY, Einstein, Hospital for Special Surgery, Memorial Sloan Kettering Cancer Center, Mount Sinai, NYU, Rockefeller University, SUNY Downstate Medical Center, Stony Brook, Weil Cornell), and providing due diligence support for potential investments, partnerships, acquisitions, commercialization, licensing, and IPOs. Before that she served as Assistant Clinical Professor of Psychiatry at the Icahn School of Medicine at Mount Sinai in New York City from August 2014 to December 2017 and as the Chief Medical Officer of Magellan Pharmacy Solutions at Magellan Health from December 2012 to July 2014. Prior to that, she served as SVP of Pharmacy Health Solutions at Humana, VP of Clinical Sales Solutions & National Medical Director at Walgreen Co., and VP of Personalized Medicine as well as VP of Medical Policy & Clinical Quality at Medco. Prior to taking on these executive leadership roles, Dr. DeLuca was a Senior Medical Scientist at GlaxoSmithKline. Dr. DeLuca served as a director at North Bud Farms, Inc., a pharmaceutical company from May 2018 to February 2020 (CSE:NBUD) and has served as a director of Surgery Partners, Inc. (NASDAQ:SGRY), a leading operator of surgical facilities and ancillary services, since September 2016, and also currently serves on the Audit Committee and Chair Compliance and Ethics Committee of the Board of Directors of Surgery Partners, Inc. In March 2022, Dr. DeLuca joined the Board of Directors of Rejuveron, a private Swiss drug discovery company and serves on the Audit Committee and Chair of Governance and Remuneration Committees of such company.

Dr. DeLuca received a Bachelor’s degree from the University of Rochester / LIU. Dr. DeLuca received her M.B.A. from Drexel University and her M.D. from St. Georges University School of Medicine, before undertaking her residency at Thomas Jefferson University Medical School. A strong advocate for good board governance, in 2016, Dr. DeLuca earned the Carnegie Mellon Cybersecurity certificate and in 2022 passed the Digital Directors Network Cyber Risk Masterclass examination. She continues to maintain good standing with the National Association of Corporate Directors (NACD) as a Board Leadership Fellow (Masters Level), and in 2020 Dr. DeLuca passed the NACD’s “Directorship Certified” examination (NACD.DC). In addition, in 2022, Dr. DeLuca became a NACD “Subject Matter Expert” in examination development and a Board Advisory Faculty Member and also earned the American College of Corporate Directors (ACCD) “Advanced Professional Director” credential. Dr. DeLuca was also named “2020 Director to Watch” in the Directors & Board Annual Report and named “2022 Director of the Month” in Chief Executive Magazine. Dr. DeLuca is also the Co-Chair and Leadership Council Member for the international organization, Women Corporate Directors (WCD).

PAMELA G. MARRONE, PH.D.

CLASS II DIRECTOR

Pamela G. Marrone, Ph.D. has been a director of our Company since July 2, 2021. Dr. Marrone is currently co-founder and Executive Chair of the Invasive Species Corporation, bringing biological solutions to control difficult invasive species in water, forestry and agriculture. She was founder and was Chief Executive Officer of Marrone Bio Innovations, Inc. (NASDAQ:MBII), a natural products company producing pest management and plant health products, from April 2006 until her retirement in August 2020, and then served on the Board of Directors until its sale to Bioceres Crop Solutions in July 2022. In July 2022, she was elected Chair of the Board of Directors of Elicit Plant, a French venture capital-backed company developing and selling plant natural products to reduce crop stress. In July 2021, she was appointed as senior fellow of Arizona State University’s Swette Center for Sustainable Food Systems. She also currently serves on the board of Stem Express LLC. Prior to founding Marrone Bio, in 1995 Dr. Marrone founded AgraQuest, Inc. (acquired by Bayer), where she served as board member, president and chief executive officer until May 2004 and as board member, president or chair from such time until March 2006 and she remained on the board until March 2007. While there, she led teams that discovered and commercialized several bio-based pest management products. She served as founding president and business unit head for Entotech, Inc., a biopesticide subsidiary of Denmark-based Novo Nordisk A/S (acquired by Abbott Laboratories), from 1990 to 1995, and held various positions at the Monsanto Company from 1983 until 1990, where she led the Insect Biology Group, which was involved in pioneering projects in transgenic crops, natural products and microbial pesticides. Dr. Marrone is an author of over twenty invited publications, an inventor on more than 400 patents and is in demand as a speaker and has served on the boards and advisory councils of numerous professional and academic organizations. In 2016, Dr. Marrone was elected to the Cornell University Board of Trustees and completed her four-year term in July 2020. In 2013, Dr. Marrone was named the Sacramento region’s “Executive of the Year” by the Sacramento Business Journal and “Cleantech Innovator of the Year” by the Sacramento Area Regional Technology Alliance and Best Manager with Strategic Vision by Agrow in 2014. In January 2019, she was awarded the “Sustie” award by the Ecological Farming Association for her decades-long leadership in sustainable agriculture. In March 2020, she was awarded the Most Admired CEO, Distinguished Career Award by the Sacramento Business Journal. In 2022, she was the first woman to receive the Kathryn C. Hach Award for Entrepreneurial Success from the American Chemical Society. Dr. Marrone earned a B.S. in Entomology from Cornell University and a Ph.D. in Entomology from North Carolina State University.

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

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

Family Relationships

There are no family relationships among executive officers and directors.

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

Other Directorships

None of the directors of our Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), other than:

●	Mr. McGovern (who serves on the Board of Directors of Cars.com and as the Chairman of the Audit Committee and Member of the Compensation Committee of Cars.com),

●	Prof. Steinman (who serves on the Board of Directors of BioAtla, Inc. (NASDAQ:BCAB), on the Compensation Committee and Nominating and Corporate Governance Committee of BioAtla and on the Board of Directors of Pasithea Therapeutics Corp. (NASDAQ:KTTA), and also on the Compensation Committee and Nominating and Corporate Governance Committee of Pasithea),

●	Dr. DeLuca (who serves on the Board of Directors of Surgery Partners, Inc. (NASDAQ:SGRY) and on the Audit Committee and Chair Compliance and Ethics Committee of the Board of Directors of Surgery Partners, Inc.), and

●	Mr. Knuettel (who serves as a member of the Board of Directors, Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of Murphy Canyon Acquisition Corp. (MURF), as a member of the Board of Directors, Audit Committee and Nominations and Corporate Governance Committee of Relativity Acquisition Corp. (NASDAQ:RACY).

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

Board Committee Membership

Our Board of Directors has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Risk, Safety and Regulatory Committee. All four committees are composed solely of independent directors. We filed a copy of our Audit Committee charter and our Compensation Committee charter as exhibits to the registration statement that we filed in connection with our IPO. We filed a copy of our Nominating and Corporate Governance Committee charter as an exhibit to our Current Report on Form 8-K that we filed with the SEC on November 12, 2020. We filed a copy of our Risk, Safety and Regulatory Committee charter as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that we filed with the SEC on July 9, 2021. You can review the charters for our standing committees by accessing our public filings at the SEC’s web site at www.sec.gov or on our website at https://ir.180lifesciences.com/corporate-governance/board-committees.

The current members of the committees of our Board of Directors are as follows:

Director Name	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Risk, Safety and Regulatory Committee
Lawrence Steinman, M.D.(1)
Sir Marc Feldmann, Ph.D.(1)
James N. Woody, M.D., Ph.D.
Larry Gold, Ph.D.	X	M		C
Donald A. McGovern, Jr.(2)	X	C	M		M
Russell T. Ray, MBA	X	M	M	M
Teresa DeLuca, M.D., MBA	X		C	M
Francis Knuettel II, MBA	X	M			M
Pamela G. Marrone, Ph.D.	X		M		C

(1)	Co-Executive Chairman of the Board of Directors.
(2)	Lead independent director.
C	Chairperson of the Committee.
M	Member of the Committee.

Each of these committees has the duties described below and operates under a charter that has been approved by our Board of Directors.

Audit Committee

NASDAQ listing standards and applicable SEC rules require that the Audit Committee of a listed company be comprised solely of independent directors. We have established an Audit Committee of the Board of Directors, which currently consists of Donald A. McGovern, Jr., MBA (Chair), Larry Gold, Ph.D., Russell T. Ray, MBA and Francis Knuettel II, MBA. Each member of the Audit Committee meets the independent director standard under NASDAQ’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. McGovern qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the Audit Committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the firm has with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a Compensation Committee of the Board of Directors. The members of our Compensation Committee are Teresa DeLuca MD, Ph.D. (Chair), Donald A. McGovern, Jr., MBA, Russell T. Ray, MBA and Pamela G. Marrone, Ph.D. We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

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

Nominating and Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our Nominating and Governance Committee are Larry Gold, Ph.D. (Chair), Russell T. Ray, MBA and Teresa DeLuca MD, MBA. Our Board has determined that each member is independent under applicable NASDAQ listing standards. We have adopted a Compensation Committee charter, which details the principal functions of the nominating and corporate governance committee. Specific responsibilities of the Nominating and Corporate Governance Committee include:

●	making recommendations to our Board regarding candidates for directorships;

●	making recommendations to our Board regarding the size and composition of our Board;

●	overseeing our corporate governance policies and reporting; and

●	making recommendations to our Board concerning governance matters.

Risk, Safety and Regulatory Committee

In May 2021, the Board of Directors adopted a charter of a Risk, Safety and Regulatory Committee, which committee is tasked with, among other things, overseeing our risk management policies and procedures, reviewing our principal risk and compliance policies and our approach to risk management, dealing with risk identification and risk assessment for the principal operational, business, compliance and ethics risks facing our company, whether internal or external in nature including, but not limited to, the risks and incident responses associated with: information security; business continuity and disaster recovery; vendor management; operations risks; supply chain risks; employment and workplace conduct practices; safety and environmental matters; and legal risks, overseeing our compliance programs, reviewing our compliance with relevant laws, regulations, and corporate policies (including our Code of Ethics), overseeing significant complaints and other matters raised through our compliance reporting mechanisms, including the review and investigation of such matters as necessary, reviewing significant government inquiries or investigations and other significant legal actions, reviewing information about current and emerging legal and regulatory compliance risks and enforcement trends that may affect our business operations, performance or strategy, meeting, and reviewing and discussing with management the implementation and enforcement of policies, standards, procedures and risk management programs, and compliance with applicable laws and regulations, related to the manufacture and supply of products consistent with applicable high-quality and medical product safety standards. The members of our Risk, Safety and Regulatory Committee are Pamela G. Marrone, Ph.D. (Chair), Donald A. McGovern, Jr., MBA, and Francis Knuettel II, MBA. Our Board has determined that each member is independent under applicable NASDAQ listing standards.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than 10% of a registered class of the Registrant’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the Section 16(a) filings that have been furnished to us and filed publicly, we believe that during the year ended December 31, 2022, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis, except that: Larry Gold, our director, inadvertently failed to timely disclose one transaction on Form 4, and as a result, one Form 4 was untimely filed.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

Website Availability of Documents

The charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business Conducts and Ethics can be found on our website at https://ir.180lifesciences.com/corporate-governance/governance-documents. Unless specifically stated herein, documents and information on our website are not incorporated by reference in this Amendment No. 1.

Stockholder Communications with the Board of Directors

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

Lead Independent Director

Our lead independent director has a clearly defined set of responsibilities and provides significant independent Board leadership. Donald A. McGovern, Jr., MBA, has served as our lead independent director since March 2021.

Our lead director: will preside at any meetings of the independent directors, including executive sessions, and take the lead role in communicating to the Co-Chairmen any feedback, as appropriate; will (a) assist in the recruitment of board candidates; (b) have active involvement in board evaluations; (c) have active involvement in establishing committee membership and committee chairs; and (d) have active involvement in the evaluation of the chief executive officer; will provide board performance feedback to the Co-Chairmen; will work with committee chairs as necessary to ensure committee work is conducted at the committee level and appropriately reported to the board; will communicate with the independent directors between meetings when appropriate; and will recommend consultants and outside advisors to the board as necessary or appropriate. The lead director may also attend meetings of committees on which the lead director is not a member.

Classified Board of Directors

The Board of Directors is divided into two classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the second annual meeting following the election. The directors are divided among the two classes as follows:

●	the Class I directors are Lawrence Steinman, James N. Woody, Russell T. Ray and Francis Knuettel II, and their terms expire at the 2023 annual meeting of stockholders; and

●	the Class II directors are Larry Gold, Sir Marc Feldmann, Donald A. McGovern, Jr., Teresa M. DeLuca and Pamela G. Marrone, and their terms expire at the annual meeting of stockholders to be held in 2024.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees, which we filed as an exhibit to the registration statement that we filed in connection with our IPO. You can review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees to date.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, below, all current Named Executive Officers and directors are beneficial owners of stock of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2022 and 2021. Our Named Executive Officers include persons who (i) served as our, or 180’s, principal executive officer or acted in a similar capacity during the years ended December 31, 2022 and 2021, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)
James N. Woody	2022	$463,500	$	(*)	$—		$—		$—	$—		$463,500
CEO and Director	2021	$448,270		$50,000	$—		$4,262,492	(a)	$—	$—		$4,760,762
Ozan Pamir	2022	$309,000	$	(*)	$—		$—		$—	$—		$309,000
CFO	2021	$304,355		$52,500	$—		$548,035	(b)	$—	$—		$904,890
Quan Anh Vu(1)	2022	$401,700		$—	$—		$—		$—	$333,490	(2)	$735,190
Former COO and CBO	2021	$65,000		$—	$—		$846,573	(c)	$—	$—		$911,573
Jonathan Rothbard	2022	$268,906	$	(*)	$—		$—		$—	$—		$268,906
Chief Scientific Officer	2021	$372,034		$10,000	$160,671	(d)	$923,534	(e)	$—	$—		$1,466,239

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Option Awards and Stock Awards represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Note 12 — Stockholders’ Equity” to the audited financial statements included herein. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

*	The amount of each executive’s 2022 bonuses has not yet been determined by the Compensation Committee and/or the Board of Directors as of the date of this filing, and are therefore not included in the table above. The amount of each executive’s bonuses for fiscal 2022, if any, will be disclosed in a separate filing under Item 5.02(f) of Form 8-K within four days of the date finalized by the Compensation Committee and/or the Board of Directors. Such bonuses may be in the form of cash or equity or a combination of cash and equity.

(1)	On October 29, 2021, the Board appointed Mr. Quan Anh Vu as Chief Operating Officer/Chief Business Officer (“COO/CBO”) of the Company. On October 27, 2021, and effective on November 1, 2021, the Company entered into an Employment Agreement with Quan Ahn Vu. In consideration for performing services under the agreement, the Company agreed to pay Mr. Vu a starting salary of $390,000 per year. As of the date of this proxy statement, all of the amounts owed to Mr. Vu have been fully paid. Mr. Vu’s employment agreement was terminated effective January 15, 2023.
(2)	Represents amounts paid to Mr. Vu for the termination of his employment agreement.
(a)	Represents the value of ten year options to purchase 70 ,000 shares of common stock with an exercise price of $88.60 per share which were granted on February 26, 2021.
(b)	Represents the value of ten year options to purchase 9,000 shares of common stock with an exercise price of $88.60 per share which were granted on February 26, 2021.
(c)	Represents the value of ten year options to purchase 13,750 shares of common stock with an exercise price of $79.00 per share which were granted on December 8, 2021.
(d)	Represents the value of 1,215 shares of common stock issued to Dr. Rothbard in consideration for services rendered to the Company as Chief Scientific Officer on April 7, 2021.
(e)	Represents the value of ten year options to purchase 15,000 shares of common stock with an exercise price of $79.00 per share which were granted on December 8, 2021.

Bonuses

No bonuses were paid to the officers named in the table above during the fiscal years ended December 31, 2022 or 2021, except as disclosed in the table above.

Outstanding Equity Awards at Fiscal Year End

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
James N. Woody	48,222	21,778	(1)	$88.60	2/26/2031
Ozan Pamir	6,200	2,800	(1)	$88.60	2/26/2031
Quan Anh Vu*	3,724	10,026	(2)	$79.00	12/8/2031
Jonathan Rothbard	10,417	4,583	(3)	$79.00	12/8/2031

*	Employment terminated effective January 15, 2023.

(1)	(a) 1/5th of such options vesting on the grant date (February 26, 2021); and (b) 4/5ths of such options vesting ratably on a monthly basis over the following 36 months on the last day of each calendar month.
(2)	The options vest in 48 equal monthly installments, beginning on the last day of November 2021, and continuing on the last day of each calendar month thereafter, subject to the holder’s continued service to the Company on such vesting dates.
(3)	The options vest at the rate of 1/3rd of such options at the date of grant (December 8, 2021) with the remaining options vesting at the rate of 24 equal monthly installments, beginning on the last day of December 31, 2021, and continuing on the last day of each calendar month thereafter, subject to the Reporting Person’s continued service to the Company on such vesting dates.

There were no outstanding unvested stock awards as of December 31, 2022.

Executive and Other Compensation Agreements

General

Upon the Closing of the Business Combination, James N. Woody, M.D., Ph.D., the Chief Executive Officer of 180, was appointed to serve as the Chief Executive Officer of our Company, and Jonathan Rothbard, Ph.D., the Chief Executive Officer and Chief Scientific Officer of Katexco, was appointed to serve as the Chief Scientific Officer of our Company. Also following the Closing of the Business Combination, Ozan Pamir, the Chief Financial Officer of 180, continued to serve in that position for 180, and on November 27, 2020, he was appointed to serve as the Interim Chief Financial Officer of our Company. In April 2023, Mr. Pamir was appointed as Chief Financial Officer of the Company. Effective on October 29, 2021, the Board appointed Mr. Quan Anh Vu as Chief Operating Officer/Chief Business Officer (“COO/CBO”) of the Company and he served in that role until his resignation on January 18, 2023.

A description of the employment or services agreements with each of the foregoing persons is set forth below.

Description of Employment Agreements

Each of the salaries of the executives described below and certain of the compensation payable to the consultants described below, are subject to the increases in salary and the temporary salary accruals discussed below under “Salary Increases and Temporary Salary and Compensation Accruals”.

James N. Woody 180 Employment Agreement

James N. Woody, M.D., Ph.D. and 180 entered into an employment agreement on July 1, 2020 (which agreement was amended on September 18, 2020), effective as of July 1, 2020, whereby Dr. Woody served as the Chief Executive Officer of 180 and began serving as our Chief Executive Officer following the Closing of the Business Combination. The initial term of the employment agreement started on July 1, 2020, was for a period of one (1) year, and was subject to automatic renewal for consecutive one (1) year terms unless either party provided 60 days’ notice. Dr. Woody’s annual base salary was initially $250,000 per year from July 1, 2020 to September 1, 2020, and increased to $360,000 per year on September 1, 2020. The agreement provided that Dr. Woody’s salary was to be renegotiated with the completion of the next qualified financing of over $20 million. Dr. Woody is eligible to participate in any stock option plans and receive other equity awards, as determined from time to time.

James N. Woody Amended and Restated Employment Agreement

On February 25, 2021, the Company entered into an Amended and Restated Employment Agreement with James N. Woody (the “A&R Agreement”), dated February 24, 2021, and effective November 6, 2020, which replaced and superseded the July 2020 agreement with 180 as discussed above. Pursuant to the A&R Agreement, Dr. Woody agreed to serve as the Chief Executive Officer of the Company. The A&R Agreement has a term of three years from its effective date (through November 6, 2023) and is automatically renewable thereafter for additional one-year periods, unless either party provides the other at least 90 days written notice of their intent to not renew the agreement. Dr. Woody’s annual base salary under the agreement was initially increased to $450,000 per year, subject to automatic 5% yearly increases. For the 2021 year, Dr. Woody’s salary was $450,000, for 2022, Dr. Woody’s salary was $463,500, and for the 2023 year, Dr. Woody’s salary will be $490,000 (see also “Payment of Back Pay; 2021 Bonuses and Increases in Salaries”, below). The Board of Directors, as recommended by the Compensation Committee, may increase Dr. Woody’s salary from time to time, which increases do not require an amendment to his agreement.

Dr. Woody is also eligible to receive an annual bonus, with a target bonus equal to 45% of his then-current base salary, based upon the Company’s achievement of performance and management objectives as set and approved by the Board of Directors and/or Compensation Committee in consultation with Dr. Woody. At Dr. Woody’s option, the annual bonus can be paid in cash or the equivalent value of the Company’s common stock or a combination therefore. The Board of Directors, as recommended by the Compensation Committee or separately, may also award Dr. Woody bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion.

Under the employment agreement, Dr. Woody is eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time.

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

Dr. Rothbard’s Employment Agreement

On August 21, 2019, 180 entered into an Employment Agreement with Dr. Rothbard which replaced a prior agreement, which was not effective until the Closing Date, but became effective on such date. The Employment Agreement has a term of three years from the Closing Date (i.e., until November 6, 2023), automatically extending for additional one-year terms thereafter unless either party terminates the agreement with at least 90 days prior written notice before the next renewal date.

The Employment Agreement provides for Dr. Rothbard to be paid a salary of $375,000 per year, with automatic increases in salary, on the first anniversary of the effective date, and each anniversary thereafter, of 10%. For the 2021 year, Dr. Rothbard’s salary was $375,000, for the 2022 year, Dr. Rothbard’s salary was $268,906, and for 2023, Dr. Rothbard’s salary will be $200,000 (see also “Payment of Back Pay; 2021 Bonuses and Increases in Salaries”, below). The salary for the 2023 year represents Dr. Rothbard’s commitment of 50% of his work-related time to the Company. The Board of Directors, as recommended by the Compensation Committee, may increase Dr. Rothbard’s salary from time to time, which increases do not require an amendment to his agreement.

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

The Employment Agreement was amended effective January 1, 2022, to override the automatic annual salary increases of 10% per annum and instead provide for future increases in the sole determination of the Board of Directors. The Employment Agreement was further amended effective June 1, 2022, to adjust the base salary of Dr. Rothbard to $193,125.

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

On February 1, 2020, there was an amendment to Mr. Pamir’s consulting agreement with Katexco, whereby the contract was transferred from Katexco to Katexco Pharmaceuticals Corp. — US.

Ozan Pamir Company Employment Agreement

On February 25, 2021, the Company entered into an Employment Agreement dated February 24, 2021, and effective November 6, 2020, which agreement was amended and corrected on March 1, 2021, to be effective as of the effective date of the original agreement (which amendment and correction is retroactively updated in the discussion of the agreement), with Ozan Pamir, the Company’s then Interim Chief Financial Officer, which replaced and superseded Mr. Pamir’s agreement with Katexco, as discussed above. Pursuant to the agreement, Mr. Pamir agreed to serve as the Interim Chief Financial Officer of the Company; and the Company agreed to pay Mr. Pamir $300,000 per year for 2021, which was increased to $309,000 for the 2022 year, and, based on his appointment as Chief Financial Officer in April 2023, and $380,000 for the 2023 year (see also “Payment of Back Pay; 2021 Bonuses and Increases in Salaries”, below)). Such salary is to be increased to a mutually determined amount upon the closing of a new financing, and shall also be increased on a yearly basis. The Board of Directors, as recommended by the Compensation Committee, may increase Mr. Pamir’s salary from time to time, which increases do not require an amendment to his agreement.

Under the agreement, Mr. Pamir is eligible to receive an annual bonus, in a targeted amount of 30% of his then salary for the 2021 and 2022 years, and 40% for the 2023 year (see also “Payment of Back Pay; 2021 Bonuses and Increases in Salaries”, below)), based upon the Company’s achievement of performance and management objectives as set and approved by the Chief Executive Officer, in consultation with Mr. Pamir. The bonus amount is subject to adjustment. The Board of Directors, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee) or separately, may also award Mr. Pamir bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion.

Under the employment agreement, Mr. Pamir is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time.

The agreement can be terminated at any time by the Company with or without cause with 60 days prior written notice and may be terminated by Mr. Pamir at any time with 60 days prior written notice. The agreement may also be terminated by the Company with sixty days’ notice in the event the agreement is terminated for cause under certain circumstances. Upon the termination of Mr. Pamir’s agreement by the Company without cause or by Mr. Pamir for good reason, the Company agreed to pay him three months of severance pay.

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

On September 14, 2021, the Board authorized a discretionary bonus of $30,000 to Mr. Pamir in consideration for services rendered.

Quan Anh Vu Executive Employment Agreement (terminated); and Separation Agreement

On October 27, 2021, and effective on November 1, 2021, the Company entered into an Employment Agreement with Quan Anh Vu, its then Chief Operating Officer/Chief Business Officer.

Pursuant to the employment agreement, Mr. Vu agreed to serve as Chief Operating Officer/Chief Business Officer for the Company. In consideration therefore, the Company agreed to pay Mr. Vu a starting salary of $390,000 per year, subject to annual increases of up to 5% (on each November 1st, but effective as of the following January 1st, including a 3% increase to $401,700 for 2022, as discussed below under “Salary Increases and Temporary Salary and Compensation Accruals”). In addition to the base salary, Mr. Vu was eligible to receive an annual bonus, with a target bonus opportunity of 50% of the then-current base salary, based on achievement of performance and management objectives established by the CEO and the Compensation Committee, in consultation with Mr. Vu, payable on or before March 31st of the year following the year in which the bonus is earned. Mr. Vu could elect the Annual Bonus to be paid in cash or the equivalent value in the Company’s common stock, or a combination of the two.

The Employment Agreement contains standard and customary invention assignment, indemnification, confidentiality and non-solicitation provisions, which remain in effect for a period of 24 months following the termination of the agreement.

On January 18, 2023, Mr. Vu resigned as Chief Operating/Chief Business Officer of the Company effective January 15, 2023, and entered into a Separation and Release Agreement with the Company (as amended, the “Separation Agreement”).

Under the Separation Agreement, the Company agreed to pay Mr. Vu (a) $297,440, less all applicable withholdings and required deductions; and (b) reimburse up to $1,100 a month for eight months for Mr. Vu’s health insurance expenses, whether under COBRA or otherwise (collectively, (a) and (b), the “Severance Payment”). The Severance Payment (except for the amounts payable pursuant to (b) which shall be paid by the 15th day of each calendar month during the applicable eight-month period) is required to be paid within 30 days of the Separation Date (the “Payment Date”). In addition to the Severance Payment, by the Payment Date, the Company agreed to pay Mr. Vu $73,645 for accrued backpay and $36,050 for accrued paid time off. Under the Separation Agreement, Mr. Vu agreed that his resignation was voluntary, provided a customary general release to the Company and also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company.

On March 29, 2023, an error in the Separation Agreement was corrected by the parties’ entry into a First Amendment to Separation Agreement (the “First Amendment”), effective as of the date of the original agreement, which clarified that none of the amount received by Mr. Vu pursuant to the Separation Agreement related to a bonus for 2021.

Description of Material Consulting Agreements

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

The initial term of each Advisory Services Agreement was until November 1, 2015. On November 8, 2015, each of the Advisory Services Agreement was extended until November 1, 2020. A new contract with Prof. Jagdeep Nanchahal is described below which replaced the prior Advisory Services Agreement with Prof. Nanchahal. Prof. Sir Marc Feldmann’s agreement was terminated on November 1, 2020.

Service Agreement with Prof. Sir Marc Feldmann

On June 1, 2018, CannBioRex Pharma Limited (“CannBioRex”) and Prof. Sir Marc Feldmann Ph.D., our Executive Co-Chairman, entered into a Service Agreement (the “Feldmann Employment Agreement”). Pursuant to the Feldmann Employment Agreement, Prof. Sir Feldmann serves as the Chairman, CEO and Executive Director of CannBioRex or in such other capacity consistent with his status. Prof. Sir Feldmann’s responsibilities include those customary for the roles in which he serves. Prof. Sir Feldmann originally received compensation of £115,000 per year, with annual compensation reviewed by the Board and eligibility for discretionary bonuses, as determined by the Board. CannBioRex also reimburses Prof. Sir Feldmann’s travelling and other business expenses.

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

Prof. Sir Feldmann is also prohibited for 12 months following termination (the “Post-Termination Period”) to be involved in any capacity with a competing business or potential joint venturer in the United Kingdom or in any other country. During the Post-Termination Period, he may not solicit business from CannBioRex and its affiliates’ customers; or any company with whom he was actively involved in the course of his employment; or about which he holds confidential information. Prof. Sir Feldmann further covenants to not interfere with CannBioRex’s business relationships by inducing or attempting to induce suppliers to take adverse actions during the Post-Termination Period. He also agreed not to induce or attempt to induce any CannBioRex employee to leave the company during the Post-Termination Period.

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

On November 17, 2021, the Board of Directors, as recommended by the Compensation Committee of the Company, increased the annual compensation of Prof. Sir Feldmann to $225,000 per year.

Consultancy Agreement with Prof. Lawrence Steinman

On May 31, 2018, CannBioRex Pharma Limited (“CannBioRex”) and Prof. Lawrence Steinman, our Executive Co-Chairman, entered into a Consultancy Agreement (the “Steinman Agreement”). Prof. Steinman committed to making himself available to provide services to CannBioRex that may require Prof. Steinman’s expertise. In consideration for the services provided, CannBioRex will pay Prof. Steinman approximately $50,000 per year, in monthly installments. Prof. Steinman is also entitled to reimbursement of all business expenses, including travel.

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

In addition, Prof. Steinman had a verbal agreement with Katexco Pharmaceuticals Corp., a wholly-owned subsidiary of the Company, to provide services for $100,000 per year, since Katexco’s incorporation in 2018. This agreement was replaced and superseded by the consulting agreement discussed below.

Consulting Agreement with Prof. Lawrence Steinman

On November 17, 2021, and effective on November 1, 2021, the Company entered into a Consulting Agreement with Lawrence Steinman, M.D., the Company’s Executive Co-Chairman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Steinman agreed to provide certain consulting services to the Company, including, but not limited to, participating in defining and setting strategic objectives of the Company; actively seeking out acquisition and merger candidates; and having primary scientific responsibility for the Company’s α7nAChR platform (collectively, the “Services”). The term of the agreement was for one year (the “Initial Term”); provided that the agreement automatically extends for additional one year periods after the Initial Term (each an “Automatic Renewal Term” and the Initial Term together with all Automatic Renewal Terms, if any, the “Term”), subject to the Renewal Requirements (described below), in the event that neither party provided the other written notice of their intent not to automatically extend the term of the agreement at least 30 days prior to the end of the Initial Term or any Automatic Renewal Term, and as such, since neither party has terminated the agreement, the agreement is currently in effect until November 1, 2023, subject to further Automatic Renewal Terms. The Term can only be extended for an Automatic Renewal Term, provided that (i) Dr. Steinman is re-elected to the Board of Directors at the Annual Meeting of Stockholders of the Company immediately preceding the date that such Automatic Renewal Term begins; (ii) the Board affirms his appointment as Co-Chairman for the applicable Automatic Renewal Term (or fails to appoint someone else as Co-Chairman prior to such applicable Automatic Renewal Term); and (iii) Dr. Steinman is continuing in his role of having the responsibility for the scientific development for the Company’s α7nAChR platform (the “Renewal Requirements”). The Consulting Agreement also expires immediately upon the earlier of: (i) the date upon which Dr. Steinman no longer serves as Co-Chairman and no longer has primary scientific responsibility for our α7nAChR platform; and (ii) any earlier date requested by either (1) the Company (as evidenced by a vote of a majority of the Board (excluding Dr. Steinman) at a meeting of the Board), or (2) Dr. Steinman (as evidenced by written notice from Dr. Steinman to the Board). Additionally, the Company may terminate the Consulting Agreement immediately and without prior notice if Dr. Steinman is unable or refuses to perform the Services, and either party may terminate the Consulting Agreement immediately and without prior notice if the other party is in breach of any material provision of the Consulting Agreement.

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

The Board of Directors, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee) or separately, may also award Dr. Steinman bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion.

Prof. Jagdeep Nanchahal Consulting Agreement

On February 25, 2021, we (and CannBioRex Pharma Limited, which was added as a party to the agreement later), entered into a Consultancy Agreement dated February 22, 2021, and effective December 1, 2020, with Prof. Jagdeep Nanchahal (as amended, the “Consulting Agreement”). Prof. Nanchahal has been providing services to the Company and/or its subsidiaries since 2014, and is formerly a greater than 5% stockholder of the Company and the Chairman of our Clinical Advisory Board.

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

Prof. Nanchahal is a surgeon scientist focusing on defining the molecular mechanisms of common diseases and translating his findings through to early phase clinical trials. He undertook his Ph.D., funded by the U.K. Medical Research Council, whilst a medical student in London and led a lab group funded by external grants throughout his surgical training. After completing fellowships in microsurgery and hand surgery in the USA and Australia, he was appointed as a senior lecturer at Imperial College. His research is focused on promoting tissue regeneration by targeting endogenous stem cells and reducing fibrosis. In 2013, his group identified anti-tumor necrosis factor (TNF) as a therapeutic target for Dupuytren’s disease, a common fibrotic condition of the hand. He is currently leading a phase 2b clinical trial funded by the Wellcome Trust and Department of Health to assess the efficacy of local administration of anti-TNF in patients with early-stage Dupuytren’s disease. He is a proponent of evidence-based medicine and was the only plastic surgery member of the NICE Guidance Development Groups on complex and non-complex fractures. He was a member of the group that wrote the Standards for the Management of Open Fractures published in 2020. This is an open-source publication to facilitate the care of patients with these severe injuries.

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

In consideration for providing the Services, the Company (through CannBioRex Pharma Limited) agreed to pay Prof. Nanchahal 15,000 British Pounds (GBP) per month (approximately $20,800) during the term of the agreement, increasing to GBP 23,000 (approximately $32,000) on the date (a) of publication of the data from the phase 2b clinical trial for Dupuytren’s disease (RIDD) and (b) the date that the Company has successfully raised over $15 million in capital. The fee will increase annually thereafter to reflect progression in other clinical trials and laboratory research as approved by the Board of Directors. The Company also agreed to pay Prof. Nanchahal a bonus (“Bonus 1”) in the sum of GBP 100,000 upon submission of the Dupuytren’s disease clinical trial data for publication in a peer-reviewed journal. In addition, for prior work performed, including completion of the recruitment to the RIDD (Dupuytren’s) trial, the Company agreed to pay Prof. Nanchahal GBP 434,673 (approximately $596,545)(“Bonus 2”). At the election of Prof. Nanchahal, Bonus 2 could be paid at least 50% (fifty percent) or more, as Prof. Nanchahal elected, in shares of the Company’s common stock, at a share price of $60.00 per share, or the share price on the date of the grant, whichever is lower, with the remainder paid in GBP. Bonus 2 was deemed earned and payable upon the Company raising a minimum of $15 million in additional funding, through the sale of debt or equity, after December 1, 2020 (the “Vesting Date”) and was not to be accrued, due or payable prior to such Vesting Date (which funding was raised on August 23, 2021). Finally, Prof. Nanchahal shall receive another one-time bonus (“Bonus 3”) of GBP 5,000 (approximately $7,000) on enrollment of the first patient to the phase 2 frozen shoulder trial, and another one-time bonus (“Bonus 4”) of GBP 5,000 (approximately $7,000) for enrollment of the first patient to the phase 2 delirium/POCD trial.

Effective March 30, 2021, in satisfaction of amounts owed to Prof. Nanchahal for 50% of Bonus 2, the Company issued 5,035 shares of the Company’s common stock to Prof. Nanchahal. Additionally, on April 15, 2021, in satisfaction of amounts owed to Prof. Nanchahal for an additional 19% of Bonus 2, the Company issued 1,886 of the Company’s common stock to Prof. Nanchahal. Both issuances were made under the Company’s 2020 Omnibus Incentive Plan.

On August 23, 2021, at the request of Prof. Nanchahal, the Company agreed to issue Prof. Nanchahal 3,077 shares of common stock in consideration for the remaining 31% (or 134,748.63 GBP, or $184,605.62) of Bonus 2 (the “Nanchahal Shares”), based on a $60.00 per share price, which shares were issued on August 23, 2021. The shares were issued under the Company’s 2020 Omnibus Incentive Plan.

On December 28, 2022, the Company and CannBioRex Pharma Limited, a corporation incorporated and registered in England and Wales (“CannBioRex”), and an indirect wholly-owned subsidiary of the Company, entered into a Third Amendment to Consultancy Agreement (the “Third Amendment”) with Prof. Jagdeep Nanchahal, which amended the Consultancy Agreement with Prof. Nanchahal.

The Third Amendment amended the Consultancy Agreement to provide that the monthly cash fee payable to Prof. Nanchahal pursuant to such agreement would remain at its current rate, £23,000 per month, through December 31, 2022, and then increase to £35,000 per month during the term of the Consultancy Agreement from January 1, 2023, until the end of the term of the Consultancy Agreement (collectively, the “Fee”). The Third Amendment also provided that the Fee will be adjusted yearly with the recommendation of the Board of Directors or the Compensation Committee of the Company, which will consider in its determination of the amount of such increase, the UK consumer price index and Prof. Nanchahal’s contributions to advancing the Company’s mission, among other things. The Third Amendment also provided that in the event the Consultancy Agreement is terminated by the Company for any reason other than cause, Prof. Nanchahal is entitled to a lump sum payment of 12 months of his monthly fee as at the date of termination.

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

Salary Increases and Temporary Salary and Compensation Accruals

Effective on April 27, 2022, the Company (directly or through an indirectly wholly-owned subsidiary of the Company) entered into (a) a First Amendment to Amended and Restated Employment Agreement with Dr. Woody (the “First Woody Amendment”); (b) a First Amendment to Employment Agreement with Mr. Vu (the “First Vu Amendment”); (c) a First Amendment to Employment Agreement with Dr. Rothbard (“First Rothbard Amendment”); (d) a First Amendment to Employment Agreement with Prof. Sir Feldmann (the “First Feldmann Amendment”); (e) a First Amendment to Consulting Agreement with Prof. Steinman (the “First Steinman Amendment”); and (f) a Second Amendment to Consulting Agreement with Prof. Nanchahal (the “Second Nanchahal Amendment”), which each amended the agreements currently in place with such individuals as discussed above.

Pursuant to the First Woody Amendment, First Vu Amendment and First Rothbard Amendment, each of Dr. Woody, Mr. Vu and Dr. Rothbard, agreed that effective January 1, 2022, their base salaries of $450,000, $390,000 and $375,000, respectively (their “Base Salaries”) (as provided for in their employment agreements) were amended to increase such amounts by 3% (the “Increase in Salary”) and effective March 1, 2022, their base salaries were reduced by 20% each ($92,700, $80,340 and $96,563, respectively) and that such reduced amounts (the “Accrued Amounts”) shall be accrued until such time as the Board of Directors determines that the Company has sufficient cash on hand to pay such Accrued Amounts, which the Company expects will not be until it has raised a minimum of $15,000,000 (the “Funding Determination Date”); and that $370,800, $321,360, and $289,688 of such base salaries, shall be payable per the payroll practices of the Company in cash by the Company to each of Dr. Woody, Mr. Vu and Dr. Rothbard, respectively, starting effective March 1, 2022 until the Funding Determination Date, and that on the Funding Determination Date, their salaries shall increase to the new base salary taking into account the Increase in Salary (with no accrual) ($463,500, $401,700 and $386,250, respectively) and the Accrued Amounts shall be paid by the Company, provided that in addition, at the discretion of the Board of the Directors, the base salaries on the Funding Determination Date of each executive may be further increased by 2%. Additionally, Mr. Rothbard agreed that any future increases to salary will be determined on an annual basis by the Company’s Board of Directors at the recommendation of the Compensation Committee, and the annual 10% increases provided in his agreement shall be overridden by such future determinations by the Board of Directors.

Pursuant to the First Feldmann Amendment and First Steinman Amendment, Prof. Sir Feldmann and Prof. Steinman agreed effective March 1, 2022, that their salary would be reduced by $225,000 (100%) and $56,250 (25%), respectively, and that such reduced amounts shall be accrued and paid on the Final Determination Date.

Pursuant to the Second Nanchahal Amendment, Prof. Nanchahal agreed that upon acceptance of the data for the phase 2b clinical trial for Dupuytren’s disease for publication (which occurred March 1, 2022, subject to editing and final approvals), his monthly fee was increased to £23,000, provided that £4,000 of such increase shall be accrued and £19,000 per month of such fees shall be payable per the payroll practices of the Company in cash by the Company starting effective March 1, 2022, and until the earlier of (a) November 1, 2022 and (b) the Funding Determination Date, at which time all accrued amounts shall be due.

On May 26, 2022, and effective on June 1, 2022, the Company entered into (a) a Second Amendment to Employment Agreement with James N. Woody, M.D., Ph.D., the Chief Executive Officer and Director of the Company; (b) a Second Amendment to Employment Agreement with Quan Anh Vu, the former Chief Operating Officer and Chief Business Officer of the Company; (c) a Second Amendment to Employment Agreement with Jonathan Rothbard, Ph.D., Chief Scientific Officer of the Company; and (d) a Second Amendment to Consulting Agreement with Lawrence Steinman, M.D., the Executive Co-Chairman of the Company (collectively, the “Second Amendments”).

Pursuant to the Second Amendments, each of Dr. Woody, Mr. Vu, Dr. Steinman, and Dr. Rothbard, effective as of June 1, 2022, agreed to a further reduction of the base salaries set forth in their respective amended employment and consulting agreements (the “Base Salaries”) by an amount which, after taking into account the First Accrued Amounts, equals 50% of their respective Base Salaries ($231,750, $200,850, $112,500, and $193,125, in total respectively). The reductions to the base salaries of Dr. Woody, Mr. Vu, and Dr. Steinman as affected by the Second Amendments ($139,050, $120,510, $56,250, respectively) (the “Second Accrued Amounts”), are to accrue until such time as the Company has raised a minimum of $1,000,000 (the “Second Accrued Amount Funding Determination Date”). There will be no accrual of the $96,562.50 reduction to the base salary of Dr. Rothbard which was affected by his Second Amendment, provided that Dr. Rothbard’s accrued salary through the effective date of his Second Amendment will continue to remain accrued and will be paid on the Funding Determination Date.

Payment of Back Pay; 2021 Bonuses and Increases in Salaries

On April 27, 2023, and effective on January 1, 2023, the Company entered into (a) a Third Amendment to Employment Agreement with James N. Woody, M.D., Ph.D., the Chief Executive Officer and Director of the Company; (b) a Third Amendment to Employment Agreement with Ozan Pamir, the Chief Financial Officer of the Company; and (c) a Third Amendment to Employment Agreement with Jonathan Rothbard, Ph.D., Chief Scientific Officer of the Company (collectively, the “Third Amendments”), which each amended the compensation agreements currently in place with such individuals.

The Third Amendments reflected (a) an increase in the salary of each of Dr. Woody, Mr. Pamir and Dr. Rothbard of 3.5%, effective as of January 1, 2023; and (b) in the case of Mr. Pamir, a further increase in salary to $380,000 per annum and an increase in his target bonus to 40%, effective April 1, 2023, as well as a change in his title to Chief Financial Officer.

On April 27, 2023, based on the recommendation of the Compensation Committee, the Board of Directors determined discretionary bonus compensation for the year ended December 31, 2021 for Dr. Woody ($50,000); Mr. Pamir ($22,500, which is in addition to $30,000 previously paid during 2021); and Dr. Rothbard ($10,000). The Board of Directors also determined that no other bonuses would be paid to any executive officer of the Company for fiscal 2021.

Effective April 27, 2023, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, approved the payment of $111,675 to Dr. Woody; $24,154 to Mr. Pamir; and $50,343 to Dr. Rothbard, in back pay owed to such officers. As a result, no back pay is currently owed to Dr. Woody, Mr. Pamir or Dr. Rothbard.

Potential Payments Upon Termination

Pursuant to the employment agreements for Dr. Woody, Dr. Rothbard, and Mr. Pamir, severance benefits will be paid in the event of a termination without “just cause” (as defined in such agreements). Dr. Woody, in the event of such termination, is entitled to severance payments in the form of continued base salary, for the lesser of eighteen (18) months or the then remaining term of the agreement, (ii) payment of any accrued and unpaid annual bonus for any year preceding the year in which the employment terminates; (iii) payment of a pro rata annual bonus for the year in which the employment terminates calculated by multiplying the target bonus amount by a fraction, the numerator of which is the number of calendar days elapsed in the year as of the effective date of termination of employment and the denominator of which is 365; and (iv) payment by the Company of Dr. Woody’s monthly health insurance premiums. For Dr. Rothbard, in the event of such termination during his first year, Dr. Rothbard would be entitled to his then base salary for a period of 36 months, during his second year, Dr Rothbard would be entitled to his then base salary for a period of 24 months, and 12 months if the termination happens in the third year of Dr. Rothbard’s employment or thereafter; (ii) payment of any accrued and unpaid annual bonus for any year preceding the year in which the employment terminates; (iii) payment of a pro rata annual bonus for the year in which the employment terminates calculated by multiplying the target bonus amount by a fraction, the numerator of which is the number of calendar days elapsed in the year as of the effective date of termination of employment and the denominator of which is 365; and (iv) payment by the Company of monthly health insurance premiums. For Mr. Pamir, in the event of such termination, he would be entitled to an amount equal to his then current base salary for a period of (3) months.

Director Compensation

The following table sets forth compensation information with respect to our non-employee directors during our fiscal year ended December 31, 2022:

Name	Fees earned or paid in cash ($)		Stock awards ($)(4)		Option Awards ($)(4)		All other compensation ($)	Total ($)
Lawrence Steinman	$225,000		$—		$—		$—	$225,000
Sir Marc Feldmann, Ph.D., M.D.	$225,000	(5)	$—		$—		$—	$225,000
Larry Gold, Ph.D.	$14,375		$43,125	(6)	$15,255	(1)	$—	$72,755
Donald A. McGovern, Jr.	$16,875		$50,625	(6)	$145,254	(1)(3)	$—	$212,754
Russell T. Ray, MBA	$14,375		$43,125	(6)	$21,357	(2)	$—	$78,857
Teresa DeLuca, M.D., MBA	$55,000		$—		$21,357	(2)	$—	$76,357
Francis Knuettel II, MBA	$55,000		$—		$21,357	(2)	$—	$76,357
Pamela G. Marrone, Ph.D.	$15,000		$45,000	(6)	$21,357	(2)	$—	$81,357

*	The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)	On May 19, 2022, we granted to each of Dr. Gold and Mr. McGovern, options to purchase up to 750 shares of our common stock at an exercise price of $20.34 per share. The options vest in equal monthly instalments over the 39 months beginning on May 31, 2022, subject to such director’s continued service to our company on such vesting dates.
(2)	On May 19, 2022, we granted to each of Mr. Ray, Dr. DeLuca, Mr. Knuettel, and Dr. Marrone, options to purchase up to 1,050 shares of our common stock at an exercise price of $20.34 per share. The options vest in equal monthly instalments over the 39 months beginning on May 31, 2022, subject to such director’s continued service to our company on such vesting dates.
(3)	On May 19, 2022, we granted to Mr. McGovern options to purchase up to 6,706 shares of our common stock at an exercise price of $27.20 per share. The options vested immediately upon grant.
(4)	Represents the aggregate grant date fair value of the award computed in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. The assumptions used in calculating the aggregate grant date fair value of the awards reported in this column are set forth in our consolidated financial statements included in this prospectus. The values provided for these awards are based on applicable accounting standards and do not necessarily reflect the actual amounts realized or realizable. As of December 31, 2022, the aggregate number of option awards outstanding held by each non-employee director (including vested and unvested awards) serving on that date was as follows: Lawrence Steinman — 1,250; Prof. Sir Marc Feldmann — 1,250; Larry Gold — 5,000; Donald A. McGovern, Jr. — 11,706; Russell T. Ray — 5,000; Teresa DeLuca — 5,000; Francis Knuettel II — 5,000; and Pamela G. Marrone — 5,000. None of the non-executive directors held any unvested stock awards as of December 31, 2021.
(5)	Amounts paid were for services rendered as the Chairman, CEO and Executive Director of CannBioRex, pursuant to the June 2018 Service Agreement (as amended), discussed in greater detail above under “Executive and Director Compensation — Executive Compensation — Compensation of Officers by 180 Life Sciences Corp. following the Closing of the Business Combination — General — Employment Agreements — Service Agreement with Prof. Sir Marc Feldmann”.
(6)	On May 19, 2022, the Company issued 529 shares of common stock to Dr. Gold, 621 shares of common stock to Mr. McGovern, 529 shares of common stock to Mr. Ray, and 552 shares of common stock to Dr. Marrone, in lieu of quarterly cash fees earned by each director for the quarter ended March 31, 2022. On July 27, 2022, the Company issued 654 shares of common stock to Dr. Gold, 767 shares of common stock to Mr. McGovern, 654 shares of common stock to Mr. Ray, and 682 shares of common stock to Dr. Marrone, in lieu of quarterly cash fees earned by each director for the quarter ended June 30, 2022. On October 31, 2022, the Company issued 1,536 shares of common stock to Dr. Gold, 1,803 shares of common stock to Mr. McGovern, 1,536 shares of common stock to Mr. Ray, and 1,602 shares of common stock to Dr. Marrone, in lieu of quarterly cash fees earned by each director for the quarter ended September 30, 2022.

In connection with each of Mr. Ray’s, Dr. DeLuca’s, Mr. Knuettel’s and Dr. Marrone’s appointment to the Board, such persons entered into offer letters with the Company, dated on or around May 21, 2021 (collectively, the “Offer Letters”). The Offer Letters set forth the compensation that Mr. Ray, Dr. DeLuca, Mr. Knuettel and Dr. Marrone are entitled to receive, including a grant of options to purchase $425,000 of value of shares of the Company’s common stock (value per share and number of shares determined by the Black-Scholes calculation on the date of grant)(i.e., options to purchase 3,950 shares of common stock)(the “Initial Option Grant”), which have been granted to date, and which will vest as to 1/48 of the balance of the option shares upon each month of service after the date of grant and have an exercise price per share equal to the closing sales price of a share of common stock on the grant date.

Board of Director Fees

The current policy of the Board is to pay each independent Board Member, in addition to equity compensation as may be approved from time to time by the Board and/or Compensation Committee, $40,000 per compensation year as an annual retainer fee payable to each member of the Board, plus additional committee fees of $5,000 for each member of the Compensation Committee or Nomination and Corporate Governance Committee, and $7,500 for each member of the Audit Committee or Risk Committee; $10,000 for the Chairperson of the Compensation Committee and the Nomination and Corporate Governance Committee and $15,000 for the Chairperson of the Audit Committee and of the Risk Committee. Additionally, the Lead Director (currently Mr. McGovern) is to receive an additional equity grant each year valued at $30,000. For independent directors, cash fees are earned and paid one quarter in arrears. The Board also currently grants each new independent director an option to purchase 5,000 shares of common stock, at the exercise price equal to the fair market value on the date of grant as calculated pursuant to the Plan, and such options vesting in equal monthly installments over the 48 months after the grant date, subject to the holder’s continued service to the Company on such vesting dates. Due to limitations on the amount of compensation that can be paid to directors in a compensation year, as defined, new independent directors in 2021 were issued an option to purchase 3,950 shares of common stock in 2021 and were issued options to purchase an additional 1,050 shares of common stock in 2022 as part of the new independent director grant. In addition, in 2022 Dr. Gold and Mr. McGovern were issued an option to purchase 750 shares of common stock in 2022 representing the remaining balance of their initial new independent director grant.

The Board has not yet initiated a recurring yearly equity compensation grant for independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management and Certain Beneficial Owners and Management

The following table contains information regarding the beneficial ownership of our voting stock as of April 28, 2023 (the “Date of Determination”), held by (i) each stockholder known by us to beneficially own more than 5% of the outstanding shares of any class of voting stock; (ii) our directors; (iii) our Named Executive Officers as defined in the paragraph preceding the Summary Executive Compensation Table contained elsewhere in this Amendment No. 1 and our current executive officers; and (iv) all current directors and executive officers as a group. Except where noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them. Unless otherwise noted, the address of each person listed below is c/o 180 Life Sciences Corp., 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, California 94306.

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

Name and Address of Beneficial Owners	Number of Common Stock Shares Beneficially Owned			Percent of Common Stock
Directors, Executive Officers and Named Executive Officers
James N. Woody	59,443	(1)		1.1%
Jonathan Rothbard	40,939	(2)		*
Ozan Pamir	11,221	(3)		*
Quan Anh Vu(a)	1,025			*
Lawrence Steinman	31,379	(4)		*
Marc Feldmann	141,747	(4)		2.7%
Donald A. McGovern, Jr.	14,761	(5)		*
Larry Gold	6,246	(6)		*
Francis Knuettel II	2,269	(7)		*
Pamela G. Marrone	5,278	(7)		*
Teresa M. DeLuca	2,894	(7)	(8)	*
Russell T. Ray	5,223	(7)		*

All officers and directors as a group (11 persons)(9)	321,400			5.9%

5% Stockholders
None.

*	Less than one percent.

**	Percentages based upon 5,317,586 shares of our common stock issued and outstanding at April 28, 2023.

(a)	Resigned effective January 15, 2023, but included as a “Named Executive Officer” for fiscal 2022.
(1)	Includes options to purchase 57,555 shares of common stock at an exercise price of $88.60 per share, which have vested, and/or which vest within 60 days of the Date of Determination.
(2)	Includes options to purchase 12,916 shares of common stock at an exercise price of $79.00 per share, which have vested, and/or which vest within 60 days of the Date of Determination.
(3)	Includes options to purchase 7,400 shares of common stock at an exercise price of $88.60 per share, which have vested, and/or which vest within 60 days of the Date of Determination.
(4)	Includes options to purchase 1,250 shares of common stock at an exercise price of $79.00 per share, which have vested, and/or which vest within 60 days of the Date of Determination.
(5)	Includes options to purchase 1,250 shares of common stock at an exercise price of $49.80 per share, options to purchase 1,438 shares of common stock at an exercise price of $7.56, and options to purchase 6,707 shares of common stock at an exercise price of $27.20 per share, in each case which have vested, and/or which vest within 60 days of the Date of Determination.
(6)	Includes options to purchase 1,250 shares of common stock at an exercise price of $49.80 per share, and options to purchase 1,438 shares of common stock at an exercise price of $7.56, and options to purchase 250 shares of common stock at an exercise price of $27.20 per share, in each case which have vested, and/or which vest within 60 days of the Date of Determination.
(7)	Includes options to purchase 1,893 shares of common stock at an exercise price of $151.20 per share, and options to purchase 350 shares of common stock at an exercise price of $27.20 per share, in each case which have vested, and/or which vest within 60 days of the Date of Determination.
(8)	Includes 125 shares of common stock held by Teresa M. DeLuca’s spouse, 125 shares of common stock held by The Santina Iraggi Irrvoc TR, U/A 11/2/20, an irrevocable trust, of which Teresa M. DeLuca is beneficiary and trustee, and 125 shares of common stock held by the REV TR FBO Teresa M Deluca, a revocable trust, of which Teresa M. DeLuca is beneficiary and trustee, all of which shares Teresa M. DeLuca is deemed to beneficially own.
(9)	Does not include the ownership of Quan Vu, who is a Named Executive Officer, but who resigned from the Company effective January 18, 2023.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2022, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted- average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders(1)	149,207	$85.15	129,388
Equity compensation plans not approved by stockholders(2)	3,183	$105.60	—
Total	179,703		129,388

(1)	Options granted and awards available for future issuance under the 2020 OIP (defined below) and 2022 OIP (defined below), each discussed below.
(2)	This relates to five-year warrants granted on March 12, 2021, for the purchase of 3,183 shares of the Company’s common stock at an exercise price of $105.60 held by Alliance Global Partners (“AGP”).

2020 Omnibus Incentive Plan

We have reserved 185,907 shares of our common stock for grant under our 2020 Omnibus Incentive Plan (“2020 OIP”), of which 15,861 shares are available for future awards as of the date of this Amendment No. 1.

The purpose of the 2020 OIP is to promote the interests of the Company and its subsidiaries and its stockholders by (i) attracting and retaining directors, executive officers, employees and consultants of outstanding ability; (ii) motivating such individuals by means of performance-related incentives to achieve the longer-range performance goals of the Company and its subsidiaries; and (iii) enabling such individuals to participate in the long-term growth and financial success of the Company.

Awards under the 2020 OIP may be made in the form of performance awards, restricted stock, restricted stock units, stock options, which may be either incentive stock options or non-qualified stock options, stock appreciation rights, other stock-based awards and dividend equivalents. Awards are generally non-transferable.

2022 Omnibus Incentive Plan

We have reserved 120,000 shares of our common stock for grant under our 2022 Omnibus Incentive Plan (“2022 OIP”), of which 113,526 shares are available for future awards as of the date of this Amendment No. 1.

The purpose of the 2022 OIP is to promote the interests of the Company and its subsidiaries and its stockholders by (i) attracting and retaining directors, executive officers, employees and consultants of outstanding ability; (ii) motivating such individuals by means of performance-related incentives to achieve the longer-range performance goals of the Company and its subsidiaries; and (iii) enabling such individuals to participate in the long-term growth and financial success of the Company.

Awards under the 2022 OIP may be made in the form of performance awards, restricted stock, restricted stock units, stock options, which may be either incentive stock options or non-qualified stock options, stock appreciation rights, other stock-based awards and dividend equivalents. Awards are generally non-transferable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, there have been no transactions over the last two fiscal years, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Party Agreements

360 Life Sciences Corp. Agreement — Related Party (Acquisition of ReFormation Pharmaceuticals Corp.)

On July 1, 2020, the Company entered into an amended agreement with ReFormation Pharmaceuticals, Corp. (“ReFormation”) and 360 Life Sciences Corp. (“360”), whereby 360 has entered into an agreement to acquire 100% ownership of ReFormation, on or before July 31, 2020 (“Closing Date”). The Company used to share a director with each of ReFormation and 360. On March 25, 2022, our director resigned from serving on the Board of 360 and he had previously resigned from serving on the Board of Reformation. Upon the Closing Date, 360 agreed to make tranche payments in tranches to 180 LP in the aggregate amount of $300,000. The parties agreed that the obligations will be paid by 360 to 180 LP by payments of $100,000 for every $1,000,000 raised through the financing activities of 360, up to a total of $300,000, however, not less than 10% of all net financing proceeds received by 360 shall be put towards the obligation to the Company until paid in full. This transaction closed on July 31, 2020.

On February 26, 2019, 180 LP entered into a one-year agreement (the “Pharmaceutical Agreement”) with ReFormation, a related party that shares directors and officers of 180 LP, pursuant to which ReFormation agreed to pay 180 LP $1.2 million for rights of first negotiation to provide for an acquisition of any arising intellectual property or an exclusive licensing, partnering, or collaboration transaction to use any arising intellectual property with respect to a contemplated research agreement between the Company and Oxford (see Oxford University Agreements, above), which was signed on March 22, 2019 and therefore is the start date of the project. Of the $1.2 million receivable from Reformation pursuant to the Pharmaceutical Agreement, $0.9 million was received by the Company on March 14, 2019 and the remaining $0.3 million was expected to be received over the one-year term of the agreement.

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

On November 17, 2021, the Company provided notice to 360, which initiated the right of first negotiation term, which expired unexercised on February 1, 2022. As such, the Company is no longer under any obligation to negotiate with 360.

Notice of Acceleration

On December 29, 2020, we received notice from Marlene Krauss, M.D., the former Chief Executive Officer and director of KBL, alleging the occurrence of an event of default of the terms of a certain promissory note in the amount of $371,178, dated March 15, 2019, evidencing amounts owed by the Company to KBL IV Sponsor LLC (of which Dr. Krauss serves as sole managing member), for failure to repay such note within five days of the release of funds from escrow in connection with the terms of a purchase agreement. Dr. Krauss has declared the entire amount of the note to be immediately due and payable. The note, pursuant to its terms, accrues damages of $2,000 per day until paid in full (subject to a maximum amount of damages equal to the principal amount of the note upon the occurrence of the event of default thereunder). There are continuing disputes regarding amounts that may be due to Dr. Krauss under the note.

Inflammation consultancy Agreements with each of Prof. Sir Marc Feldmann and Prof. Jagdeep Nanchahal

See “Inflammation consultancy Agreements with each of Prof. Sir Marc Feldmann and Prof. Jagdeep Nanchahal” under “Description of Material Consulting Agreements”, under “Item 11. Executive Compensation”, above.

Service Agreement with Prof. Sir Marc Feldmann

See “Service Agreement with Prof. Sir Marc Feldmann” under “Description of Material Consulting Agreements”, under “Executive and Director Compensation”, above.

Prof. Jagdeep Nanchahal Consulting Agreement

See “Prof. Jagdeep Nanchahal Consulting Agreement” under “Description of Material Consulting Agreements”, under “Item 11. Executive Compensation”, above.

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

Prof. Lawrence Steinman Consultancy Agreement and Consulting Agreement

See “Consultancy Agreement with Prof. Lawrence Steinman” and “Consulting Agreement with Prof. Lawrence Steinman under “Description of Material Consulting Agreements”, under “Item 11. Executive Compensation”, above.

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

Accrued Expenses - Related Parties

Accrued expenses - related parties was $188,159 as of December 31, 2022 and consists of deferred compensation for certain executives. Accrued expenses - related parties was $18,370 as of December 31, 2021 and consists of interest accrued on loans and convertible notes due to certain officers and directors of the Company.

The aggregate amount of accrued expenses due to related parties as of December 31, 2022, is comprised of amounts due to Prof. Feldmann, Dr. Steinman, Dr. Rothbard, Dr. Woody and Mr. Pamir for deferred compensation.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $240,731 and $2,947,536 during the years ended December 31, 2022 and 2021, respectively, is related to consulting and professional fees paid to current or former officers, directors, or affiliates thereof.

Interest Expense - Related Parties

During the year ended December 31, 2022, the Company recorded $1,508 of interest expense – related parties, which related to interest expense on loans with officers and directors of the Company.

During the year ended December 31, 2021, the Company recorded $50,255 of interest expense – related parties, of which $11,380 related to the convertible notes with officers and directors of the Company and $38,875 related to interest expense on loans with officers, directors and a greater than 10% investor of the Company.

Exchanges of Related Party Loans and Convertible Notes

On September 30, 2021, Dr. Lawrence Steinman and Prof. Sir Marc Feldmann, Ph.D., each of whom serve as Co-Executive Chairmen of the Company’s Board of Directors, agreed with the Company to convert amounts owed under outstanding loans with an aggregate principal balance of $693,371 and an aggregate accrued interest balance of $157,741 into an aggregate of 7,093 shares of the Company’s common stock at the conversion price of $120.00 per share, pursuant to the terms of the agreement, which conversion rate was above the closing consolidated bid price of the Company’s common stock on the date the binding agreement was entered into.

Notes and Debt Conversion Agreement

The Company assumed $270,000 of debt related to convertible notes payable; during the second quarter of 2021 in connection with a reorganization, the Company repaid the former CEO of 180 Therapeutics L.P., our wholly-owned subsidiary, a convertible note payable in cash for the principal amount of $10,000 and $1,873 of accrued interest. During the third quarter of 2021, the $260,000 remaining principal balance of convertible notes payable owed to an Executive Co-Chairman of the Company, plus $96,208 of related accrued interest, was converted into 2,969 shares of the Company’s common stock, pursuant to a debt conversion agreement dated September 30, 2021.

On February 10, 2021, the Company entered into amended loan agreements to modify the terms of certain loan agreements in the aggregate principal amount of $432,699, previously entered into with Prof. Sir Marc Feldmann and Dr. Lawrence Steinman, the Co-Executive Chairmen of the Board of Directors. The loan agreements were extended and modified to be paid back at the Company’s discretion, either by 1) repayment in cash, or 2) by converting the outstanding amounts into shares of common stock at the same price per share as the next financing transaction. Subsequently, on February 25, 2021, and effective as of the date of the original February 10, 2021 amendments, the Company determined that such amendments were entered into in error and each of Prof. Sir Feldmann and Dr. Steinman rescinded such February 10, 2021 amendments pursuant to their entry into Confirmations of Rescission acknowledgements. On April 12, 2021, the Company entered into amended loan agreements with each of Prof. Sir Feldmann and Dr. Steinman, which extended the date of all of their outstanding loan agreements to September 30, 2021. On September 30, 2021, we entered into a Debt Conversion Agreement with Dr. Steinman and Prof. Sir Feldmann, pursuant to which: (x) we and Dr. Steinman agreed to convert an aggregate of $31,297 owed by us to Dr. Steinman into an aggregate of 261 shares of our common stock; and (y) we and Prof. Sir Feldmann agreed to convert an aggregate of $819,818 owed by us to Prof. Sir Feldmann into an aggregate of 6,832 shares of our common stock. Pursuant to the Debt Conversion Agreement, each of Dr. Steinman and Prof. Sir Feldmann agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of amounts owed to such persons.

During the years ended December 31, 2021, the Company recorded interest expense of $109,767 related to convertible notes payable, In November 2020, 3,164 restricted shares of common stock were issued to insiders (Prof. Sir Feldmann and Dr. Lawrence Steinman) as a result of conversion of $239,320 of convertible debt.

As of December 31, 2021, a total of $81,277 of related party loans were outstanding.

Registration Rights

The holders of the founder shares and private placement units (and their component securities) and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering (“IPO”). The holders of these securities and their permitted transferees are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders and their permitted transferees have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement relating to our IPO and may not exercise their demand rights on more than one occasion. Further, the holders and their permitted transferees have certain “piggy-back” registration rights regarding the shares of our common stock issuable upon the conversion of a promissory note with respect to the registration statement(s) that we may file pursuant to the Registration Rights Agreement that we entered into in connection with the June 2020 offering. We satisfied the foregoing registration rights through the filing of a Registration Statement on Form S-1 (No. 333-248539), which registration statement was declared effective on November 2, 2020; provided, however, that such registration statement became stale and an updated registration went effective on August 24, 2021. The Company has an obligation to register shares held by KBL IV Sponsor LLC which shares have not been registered.

Related Party Litigation

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

On October 10, 2022, Dr. Krauss filed an Application to compel the Company to pay the full amount of fees requested by Dr. Krauss for May-July 2022, and to modify the Court’s Order. The Company filed its Opposition thereto. On January 18, 2023, Dr. Krauss filed a Second Application to compel the Company to pay the full amount of fees requested by Dr. Krauss for August-October 2022, and to modify the Court’s Order.  The Company filed its Opposition thereto. Although the Court has indicated that it would consider and rule on both of such Applications concurrently, no hearing has yet been scheduled by the Court. Notwithstanding any requirement by the Court for the Company to advance attorneys’ fees to Dr. Krauss, no adjudication has yet been made as to whether Dr. Krauss will ultimately be entitled to permanently retain such advancements. The Company is seeking payment for a substantial portion of such amounts from its director and officers’ insurance policy, of which no assurance can be provided that the directors and officers insurance policy will cover such amounts. See “Declaratory Relief Action Against the Company by AmTrust International” below.

On April 29, 2022 and May 24, 2022, we made payments of $975,122 and $849,122, respectively ($1,824,244 in aggregate) to our former Chief Executive Officer, Dr. Marlene Krauss, a then greater than 5% stockholder, in settlement of certain claims by Dr. Krauss for the advancement of expenses incurred by Dr. Krauss in certain pending legal matters to which Dr. Krauss, pursuant to our organizational documents and Delaware law, was determined to be owed indemnification for. The Company is seeking payment for a substantial portion of such amounts from its director and officers’ insurance policy, of which no assurance can be provided that the directors and officers insurance policy will cover such amounts.

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

On or about May 17, 2021, Tyche responded to the Company’s Complaint by filing an Answer and Counterclaims against the Company alleging that it was the Company, rather than Tyche, that had breached the Subject Guarantee. Tyche also filed a Third-Party Complaint against six third-party defendants, including three members of the Company’s management, Prof. Sir Marc Feldmann, Dr. James Woody, and Ozan Pamir (collectively, the “Individual Company Defendants”), claiming that they allegedly breached fiduciary duties to Tyche with regards to the Subject Guarantee. In that regard, on June 25, 2021, each of the Individual Company Defendants filed a Motion to Dismiss Tyche’s Third-Party Complaint against them.

On November 23, 2021, the Court granted the Company’s request to issue an Order of attachment against all of Tyche’s shares of the Company’s stock that had been held in escrow. In so doing, the Court found that the Company had demonstrated a likelihood of success on the merits of the case based on the facts alleged in the Company’s Complaint.

On February 18, 2022, Tyche filed an Amended Answer, Counterclaims and Third-Party Complaint. On March 22, 2022, the Company and each of the Individual Company Defendants filed a Motion to Dismiss all of Tyche’s claims. A hearing on such Motion to Dismiss was held on August 25, 2022, and the Court granted the Motion to Dismiss entirely as to each of the Individual Company Defendants, and also as to three of the four Counterclaims brought against the Company, only leaving Tyche’s declaratory relief claim. On September 9, 2022, Tyche filed a Notice of Appeal as to the Court’s decision, which has not yet been briefed or adjudicated. On August 26, 2022, Tyche filed a Motion to vacate or modify the Company’s existing attachment Order against Tyche’s shares of the Company’s stock held in escrow. The Company has filed its Opposition thereto, and the Court summarily denied such Motion without hearing on January 3, 2023.  Tyche subsequently filed a Notice of Appeal as to that denial and filed its Opening Brief on January 30, 2023. The Company filed its opposition brief on March 2, 2023, and no hearing date has been set. On April 12, 2023, the Company filed a Motion for Summary Judgment against Tyche. The Court has scheduled a hearing in New York on such Motion for June 20, 2023.

On January 30, 2023, the Company filed a Notice of Motion for Summary Judgment and to Dismiss Affirmative Defenses against Tyche. Tyche has not yet filed its opposition thereto, and no hearing has yet been set on this matter. The Company and the Individual Company Defendants intend to continue to vigorously defend against all of Tyche’s claims, however, there can be no assurance that they will be successful in the legal defense of such claims. Written discovery proceedings and depositions have occurred among the parties.

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

On November 22, 2022, the Company filed a Motion for Summary Adjudication against both AmTrust and Freedom. The Motion was fully briefed, and a hearing was held on March 9, 2023. The standard to prevail on a Motion for Summary Adjudication in the Court is high to prevail and requires a judge to find that there are no disputed issues of fact so that they can rule on the issues as a matter of law. In this instance the judge found three major issues could be decided as a matter of law in the Company’s favor and that one issue, the Change in Control exclusion, requires further discovery.

On April 21, 2023, the Court issued an Order Granting in Part and Denying in Part the Company’s Motion for Partial Summary Judgment. Specifically, the Court granted summary adjudication in favor of the Company on the following issues: (a) that the Company is, in fact, an insured under both the AmTrust and Freedom insurance policies; (b) that certain SEC subpoena related expenses for defendants Dr. Marlene Krauss, the Company’s former Chief Executive Officer and Director, and George Hornig, the former Chairman of the Board, are within the basic scope of coverage under both the AmTrust and Freedom insurance policies; and (c) that the Insured vs. Insured exclusion relied upon by AmTrust and Freedom is not applicable to bar any such coverage.

The Court also found that there were issues of disputed facts as to the Change in Control exclusion contained within the policies, which therefore precluded the Court from granting the remainder of the Company’s requests for summary adjudication as a matter of law. Accordingly, the Court, at this time, denied the Company’s further requests for summary adjudication and deemed that for the time being, the Change in Control issue is to be determined at the time of trial, in order to find that the policies (i) provide coverage for the fees which the Company has advanced and will advance to Dr. Marlene Krauss and George Hornig; (ii) that AmTrust has breached the policy; (iii) that AmTrust must pay such expenses of the Company; and that, once the AmTrust policy has been exhausted, (iv) Freedom will be obligated to pay such expenses of the Company pursuant to its policy. The Company intends to continue to vigorously pursue this final matter in order to establish the Company’s entitlement to full payment by both AmTrust and Freedom of the subject advancement expenses of the Company.

While the Company continues to believe it has a strong case against both AmTrust and Freedom, and believes the Court ruling in its favor in regards to the matters discussed above is a significant positive outcome for the Company, there can be no assurance that the Company will prevail in this action.

 Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our Certificate of Incorporation and Bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

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

Director Independence

In evaluating the independence of each of our directors and director nominees, the Board considers transactions and relationships between each director or nominee, or any member of his or her immediate family, and the Company and its subsidiaries and affiliates. The Board also examines transactions and relationships between directors and director nominees or their known affiliates and members of the Company’s senior management and their known affiliates. The purpose of this review is to determine whether any such relationships or transactions are inconsistent with a determination that the director is independent under applicable laws and regulations and Nasdaq listing standards.

Our Board of Directors has affirmatively determined that each of Donald A. McGovern, Jr., MBA, Larry Gold, Ph.D., Russell T. Ray, MBA, Teresa M. DeLuca, M.D., MBA, Pamela G. Marrone, Ph.D. and Francis Knuettel II, MBA is an independent director as defined under the NASDAQ rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act, and has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Furthermore, the Board has determined that each of the members of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Risk, Safety and Regulatory Committee is independent within the meaning of Nasdaq director independence standards applicable to members of such committees, as currently in effect.

The Compensation Committee members also qualify as “non-employee directors” within the meaning of Section 16 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent public accounting firm is Marcum LLP, San Francisco, CA, PCAOB Auditor ID Auditor Firm Id: 688.

Marcum LLP (“Marcum”) has served as the independent registered public accounting firm for the Company since the closing of the Business Combination on November 6, 2020.

The following is a summary of fees paid or to be paid for audit, tax and related fees for services rendered during the periods indicated:

	For the Fiscal Year Ended December 31,
	2022	2021
Marcum
Audit Fees	$682,951	$538,408
Audit-Related Fees	—	—
Tax Fees	76,713	10,400
All Other Fees	—
Total	$759,664	$548,808

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and services that are normally provided by Marcum, in connection with regulatory filings, including for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the applicable years. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

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

Tax Fees. Includes fees paid for tax return services.

All Other Fees. Includes fees not included under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

Audit Committee Policy for Pre-approval of Independent Registered Public Accounting Firm Services

The Audit Committee of the Board is required to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The Audit Committee has established a policy regarding pre-approval of permissible audit, audit-related, and other services provided by the independent registered public accounting firm, which services are periodically reviewed and revised by the Audit Committee. Unless a type of service has received general pre-approval under the policy, the service will require specific approval by the Audit Committee. All audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2022 and 2021 were approved by the Audit Committee consistent with the policy described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)

No financial statement or supplemental data are filed with this Amendment No. 1 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.4*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: April 28, 2023	/s/ James N. Woody
	By:	James N. Woody, Chief Executive Officer (Principal Executive Officer)