Form 10-Q
period 2023-03-31
180 Life Sciences Corp.
filed 2023-05-15
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2023, 5,317,586 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current Assets:
Cash	$2,646,184	$6,970,110
Prepaid expenses and other current assets	1,550,215	1,958,280
Total Current Assets	4,196,399	8,928,390
Intangible assets, net	1,663,032	1,658,858
In-process research and development	9,063,000	9,063,000
Total Assets	$14,922,431	$19,650,248
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,208,110	$1,801,210
Accrued expenses	2,821,013	2,284,516
Accrued expenses - related parties	228,581	188,159
Loans payable - current portion	842,202	1,308,516
Derivative liabilities	22,058	75,381
Total Current Liabilities	5,121,964	5,657,782
Loans payable - noncurrent portion	28,732	31,189
Deferred tax liability	2,631,811	2,617,359
Total Liabilities	7,782,507	8,306,330
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,746,906 and 3,746,906 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	375	375
Additional paid-in capital	122,195,032	121,637,611
Accumulated other comprehensive income	(2,884,860)	(2,885,523)
Accumulated deficit	(112,170,623)	(107,408,545)
Total Stockholders’ Equity	7,139,924	11,343,918
Total Liabilities and Stockholders’ Equity	$14,922,431	$19,650,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Operating Expenses:
Research and development	$578,309	$658,939
Research and development - related parties	216,684	47,718
General and administrative	4,008,852	2,969,151
General and administrative - related parties	-	5,261
Total Operating Expenses	4,803,845	3,681,069
Loss From Operations	(4,803,845)	(3,681,069)

Other (Expense) Income:
Interest expense	(11,556)	(7,414)
Interest income - related parties	-	4,562
Change in fair value of derivative liabilities	53,323	5,230,114
Change in fair value of accrued issuable equity	-	17,520
Total Other Income, Net	41,767	5,244,782
(Loss) Income Before Income Taxes	(4,762,078)	1,563,713
Income tax benefit	-	-
Net (Loss) Income	(4,762,078)	1,563,713

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	663	(728,081)
Total Comprehensive (Loss) Income	$(4,761,415)	$835,632

Basic and Diluted Net (Loss) Income per Common Share
Basic	$(1.27)	$0.92
Diluted	$(1.27)	$0.92

Weighted Average Number of Common Shares Outstanding:
Basic	3,747,145	1,702,997
Diluted	3,747,145	1,703,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in US Dollars)

(unaudited)

	For The Three Months Ended March 31, 2023
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2023	3,706,469	$375	$121,637,611	$(2,885,523)	$(107,408,545)	$11,343,918
Stock-based compensation	-	-	557,421	-	-	557,421
Comprehensive (loss) income:
Net loss	-	-	-	-	(4,762,078)	(4,762,078)
Other comprehensive income	-	-	-	663	-	663
Balance - March 31, 2023	3,706,469	$375	$122,195,032	$(2,884,860)	$(112,170,623)	$7,139,924

	For The Three Months Ended March 31, 2022
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	1,701,799	$170	$107,187,371	$817,440	$(68,682,286)	$39,322,695
Shares issued for professional services to directors	2,566	1	149,717	-	-	149,718
Stock-based compensation	-	-	596,467	-	-	596,467
Comprehensive income (loss):
Net income	-	-	-	-	1,563,713	1,563,713
Other comprehensive loss	-	-	-	(728,081)	-	(728,081)
Balance - March 31, 2022	1,704,365	$171	$107,933,555	$89,359	$(67,118,573)	$40,904,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net (Loss) Income	$(4,762,078)	$1,563,713
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
Shares issued for services	-	149,718
Amortization of stock options and restricted stock units	557,421	596,467
Amortization of intangibles	21,772	26,462
Deferred tax benefit	-	(22,332)
Change in fair value of derivative liabilities	(53,323)	(5,230,114)
Change in fair value of accrued issuable equity	-	(17,520)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	424,913	(325,057)
Accounts payable	(621,861)	454,982
Accrued expenses	526,367	662,880
Accrued expenses – related parties	36,898	19,270
Accrued issuable equity	-	48,600
Total adjustments	892,187	(3,636,644)
Net Cash Used In Operating Activities	(3,869,891)	(2,072,931)

Cash Flows From Financing Activities
Repayment of loans payable	(469,810)	(515,419)
Net Cash Used In Financing Activities	(469,810)	(515,419)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Expressed in US Dollars)

(unaudited)

Effect of Exchange Rate Changes on Cash	15,775	32,757

Net Decrease In Cash	(4,323,926)	(2,555,593)
Cash - Beginning of Period	6,970,110	8,224,508
Cash - End of Period	$2,646,184	$5,668,915

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$7,265	$2,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

180 Life Sciences Corp., formerly known as KBL Merger Corp. IV (“180LS”, or together with its subsidiaries, the “Company”), was a blank check company organized under the laws of the State of Delaware on September 7, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On November 6, 2020, a business combination was consummated following a special meeting of stockholders, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt a Business Combination Agreement. Pursuant to the Business Combination Agreement, KBL Merger Sub, Inc. merged with 180 Life Corp. (f/k/a 180 Life Sciences Corp.) (“180”), with 180 continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company (the “Business Combination”). References to “KBL” refer to the Company prior to the November 6, 2020 Business Combination.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. As of March 31, 2023, the Company had an accumulated deficit of $112,170,623 and a working capital deficit of $925,565, and for the quarter ended March 31, 2023, a net loss of $4,762,078 and cash used in operating activities of $3,869,891. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. Subsequent to the current period, on April 5, 2023, the Company entered into a Securities Purchase Agreement with a certain purchaser in which the Company agreed to sell an aggregate of 0.4 million shares of common stock, pre-funded warrants to purchase up to an aggregate of approximately 1.2 million shares of common stock (“April 2023 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of approximately 1.6 million shares of common stock (the “April 2023 Common Warrants”), for gross proceeds of approximately $3.0 million (see Note 11 – Subsequent Events below for further details).

The Company plans to continue to fund its losses from operations through future equity offerings, debt financings or other third-party fundings. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. If the Company is unable to obtain such additional financing, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed consolidated financial statements are issued.

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 under Note 3 - Summary of Significant Accounting Policies, except as disclosed in this note.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the quarter ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2022, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these condensed consolidated financial statements include, but are not limited to, the collectability of an insurance claims receivable, the fair value of financial instruments warrants, options and equity shares, the valuation of stock-based compensation, and the estimates and assumptions related to impairment analysis of in-process research and development assets.

Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries was the British Pound (“GBP”) (1.2345 and 1.2098 GBP to 1 US dollar, each as of March 31, 2023 and December 31, 2022, respectively) for balance sheet accounts, while expense accounts are translated at the weighted average exchange rate for the period (1.2138 and 1.3413 GBP to 1 US dollar for each of the three months ended March 31, 2023 and 2022, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the quarter ended March 31, 2023 and 2022, the Company recorded other comprehensive income (loss) of $663 and ($728,081), respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($1,117) and ($142) of foreign currency transaction losses for the three months ended March 31, 2023 and 2022, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Intangible Assets and In-Process Research and Development (“IP R&D”)

Intangible assets consist of licensed patents held by Katexco Pharmaceuticals Corp. (“Katexco”), a wholly-owned subsidiary of the Company, as well as technology licenses acquired in connection with the July 2019, corporate restructuring completed between the Company and each of 180 Therapeutics L.P. (“180 LP”), Katexco and CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), pursuant to which each of 180 LP, Katexco and CBR Pharma became wholly-owned subsidiaries of the Company (the “Reorganization”). Licensed patents are amortized over the remaining life of the patent. Technology licenses represent the fair value of licenses acquired for the development and commercialization of certain licenses and knowledge. The technology licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents. It will be necessary to monitor and possibly adjust the useful lives of the licensed patents and technology licenses depending on the results of the Company’s research and development activities.

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

As of December 31, 2022, the carrying amount of the IP R&D assets on the balance sheet was $12,405,084 (which consists of carrying amounts of $1,462,084 and $10,943,000 related to the Company’s CBR Pharma subsidiary and its 180 LP subsidiary, respectively). Per the valuation obtained from a third party as of year-end, the fair market value of the Company’s IP R&D assets was determined to be $9,063,000 (which consisted of fair values of $0 and $9,063,000 related to the Company’s CBR Pharma subsidiary and 180 LP subsidiary, respectively). As of that measurement date, the carrying values of the CBR Pharma and 180 LP subsidiaries’ assets exceeded their fair market values by $1,462,084 and $1,880,000, respectively. As such, management determined that the consolidated IP R&D assets were impaired by $3,342,084 and, in order to recognize the impairment, the Company recorded a loss for this amount during the fourth quarter of 2022, which appeared as a loss on impairment to IP R&D assets on the income statement. This reduced the IP R&D asset balances of its CBR Pharma subsidiary and its 180 LP subsidiary to zero and $9,063,000, respectively, as of December 31, 2022; and the total consolidated IP R&D asset balance was $9,063,000 after impairment.

As of March 31, 2023, the carrying amount of the IP R&D assets on the balance sheet was $9,063,000 (which consists of a balance related to the Company’s 180 LP subsidiary); the Company typically assesses asset impairment on an annual basis unless a triggering event or other facts or circumstances indicate that an evaluation should be performed at an earlier date. At the end of the current period, the Company assessed general economic conditions, industry and market considerations, the Company’s financial performance and all relevant legal, regulatory, and political factors that might indicate the possibility of impairment and concluded that, when these factors were collectively evaluated, it is more likely than not that the asset is not impaired. The Company and its management will continue to perform intangible assets and IP R&D assets impairment testing on an annual basis, or as needed if there are changes to the composition of its reporting unit or facts or circumstances are present which indicate the possibility of impairment.

Net (Loss) Income Per Common Share

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

The following table details the net income (loss) per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(4,762,078)	$1,563,713

Weighted average shares outstanding (denominator for basic earnings per share)	3,747,145	1,702,997

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	-	442
Dilutive potential common shares	-	442

Weighted average shares and assumed potential common shares (denominator for diluted earnings per share, treasury method)	3,747,145	1,703,439

Basic earnings per share	$(1.27)	$0.92
Diluted earnings per share	$(1.27)	$0.92

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022
Options	152,045	134,550
Warrants	3,435,728	557,696
Total potentially dilutive shares	3,587,773	692,246

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31
	2023	2022
Insurance	$754,217	$1,027,292
Research and development expense tax credit receivable	322,129	546,563
Professional fees	438,501	310,017
Value-added tax receivable	9,734	48,774
Taxes	25,634	25,634
	$1,550,215	$1,958,280

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Consulting fees	$517,489	$531,829
Professional fees	-	3,945
Litigation accrual (1)	764,556	125,255
Employee and director compensation	1,305,521	1,558,024
Research and development fees	165,395	22,023
Interest	56,457	36,422
Other	11,595	7,018
	$2,821,013	$2,284,516

(1)	See Note 8 - Commitments and Contingencies, Legal Matters.

As of March 31, 2023 and December 31, 2022, accrued expenses - related parties were $228,581 and $188,159, respectively. See Note 10 - Related Parties for details.

NOTE 6 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities (except the Public SPAC Warrants as defined below, which are Level 1 derivative liabilities) that are measured at fair value on a recurring basis:

	Warrants
	Public	Private
	SPAC	SPAC	PIPE	Other	Total
Balance as of January 1, 2023	$31,625	$1,256	$42,100	$400	$75,381
Change in fair value of derivative liabilities	(21,390)	(1,005)	(30,600)	(328)	(53,323)
Balance as of March 31, 2023	$10,235	$251	$11,500	$72	$22,058

The fair value of the derivative liabilities as of March 31, 2023 and December 31, 2022 was estimated using the Black Scholes option pricing model, with the following assumptions used:

March 31, 2023
Risk-free interest rate	3.71% - 4.40%
Expected term in years	1.34 – 2.90
Expected volatility	103.5% - 106.0%
Expected dividends	0%
Market Price	$1.80

December 31, 2022
Risk-free interest rate	2.30% - 4.50%
Expected term in years	1.59 – 3.90
Expected volatility	76.0% - 105.0%
Expected dividends	0%
Market Price	$3.39

SPAC Warrants

Public SPAC Warrants

Participants in KBL’s initial public offering received an aggregate of 11,500,000 Public SPAC Warrants (“Public SPAC Warrants”). Each Public SPAC Warrant entitles the holder to purchase one-fortieth of one share of the Company’s common stock at an exercise price of $5.75 per 1/40th of one share, or $230.00 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Public SPAC Warrants; the Public SPAC Warrants are currently exercisable and will expire on November 6, 2025, or earlier upon redemption or liquidation. Management has determined that the Public SPAC Warrants contain a tender offer provision which could result in the Public SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature results in the Public SPAC Warrants being precluded from equity classification. Accordingly, the Public SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Public SPAC Warrants were revalued on March 31, 2023 at $10,235, which resulted in a decrease of $21,390 in the fair value of the derivative liabilities during the three months ended March 31, 2023.

Private SPAC Warrants

Participants in KBL’s initial private placement received an aggregate of 502,500 Private SPAC Warrants (“Private SPAC Warrants”). Each Private Warrant entitles the holder to purchase one-fortieth of one share of the Company’s common stock at an exercise price of $5.75 per 1/40th of one share, or $230.00 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Private SPAC Warrants; the Private SPAC Warrants are currently exercisable and will expire on November 6, 2025, or earlier upon redemption or liquidation. Management has determined that the Private SPAC Warrants contain a tender offer provision which could result in the Private SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature (amongst others) results in the Private SPAC Warrants being precluded from equity classification. Accordingly, the Private SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Private SPAC Warrants were revalued on March 31, 2023 at $251, which resulted in a decrease of $1,005 in the fair value of the derivative liabilities during the three months ended March 31, 2023.

PIPE Warrants

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 128,200 shares of common stock at an exercise price of $100.00 per share in connection with the private offering (see Note 9 – Stockholders’ Equity, Common Stock). The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the PIPE Warrants are liability-classified and the Company recorded the $7,294,836 fair value of the PIPE Warrants, which was determined using the Black-Scholes option pricing model, as derivative liabilities. The PIPE Warrants were revalued on March 31, 2023 at $11,500, which resulted in a decrease of $30,600 in the fair value of the derivative liabilities during the three months ended March 31, 2023.

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

On March 12, 2021, the Company issued a warrant to Alliance Global Partners (“AGP” and the “AGP Warrant”) to purchase up to an aggregate of 3,183 shares of the Company’s common stock at a purchase price of $105.60 per share, subject to adjustment, in full satisfaction of the existing AGP Warrant Liability. The exercise of the AGP Warrant is limited at any given time to prevent AGP from exceeding beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable at any time between May 2, 2021 and May 2, 2025. The AGP Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrant will continue to be liability-classified. The AGP Warrant was revalued on March 31, 2023 at $72, which resulted in a decrease of $328 in the fair value of the derivative liabilities during the three months ended March 31, 2023.

Alpha Warrant

In connection with that certain Mutual Release and Settlement Agreement dated July 31, 2021 (agreed to on July 29, 2021) between the Company and Alpha Capital Anstal (“Alpha” and the “Alpha Settlement Agreement”), the Company issued a three-year warrant for the purchase of 1,250 shares of the Company’s common stock at an exercise price of $141.40 per share (the “Alpha Warrant Liability” and the “Alpha Warrant”). The exercise of shares of the Alpha Warrant is limited at any given time to prevent Alpha from exceeding a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable until August 2, 2024. The Alpha Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the Alpha Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the Alpha Warrant is liability-classified and the Company recorded the $95,677 fair value of the Alpha Warrant, which was determined using the Black-Scholes option pricing model, as a warrant liability. The Alpha Warrant was revalued on March 31, 2023 at $0, which did not result in any change in the fair value of the derivative liabilities during the three months ended March 31, 2023.

Warrant Activity

As the number of liability-classified warrants are less than 15% of the total outstanding warrants as of March 31, 2023, the summary of warrant activity is included in Note 9 – Stockholders’ Equity.

NOTE 7 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the quarter ended March 31, 2023:

	Principal balance at December 31, 2022	Principal repaid in cash	Effect of foreign exchange rates	Principal balance at March 31, 2023

Bounce Back Loan	$43,129	$(3,018)	$881	$40,992
First Insurance - 2022	1,060,890	(466,792)	-	594,098
Other loans payable	235,686	-	158	235,844
Total loans payable	$1,339,705	$(469,810)	$1,039	$870,934
Less: loans payable – current portion	1,308,516			842,202
Loans payable – noncurrent portion	$31,189			$28,732

During the three months ended March 31, 2023, the Company paid $466,792 and $3,018 in partial satisfaction of the First Assurance Funding loan and the Bounce Back Loan Scheme, respectively.

Interest Expense on Loans Payable

For the three months ended March 31, 2023 and 2022, the Company recognized interest expense associated with loans payable of $11,556 and $7,414, respectively, and interest income — related parties associated with loans payable of $0 and $4,562, respectively.

As of March 31, 2023, the Company had accrued interest and accrued income — related parties associated with loans payable of $56,457 and $1,227, respectively. As of December 31, 2022, the Company had accrued interest and accrued interest — related parties associated with loans payable of $36,422 and $16,770, respectively. See Note 10 — Related Parties for additional details.

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

On October 10, 2022, Dr. Krauss filed an Application to compel the Company to pay the full amount of fees requested by Dr. Krauss for May-July 2022, and to modify the Court’s Order. The Company filed its Opposition thereto.  On January 18, 2023, Dr. Krauss filed a Second Application to compel the Company to pay the full amount of fees requested by Dr. Krauss for August-October 2022, and to modify the Court's Order.  The Company filed its Opposition thereto.  On May 3, 2023, the Court issued an Order granting both of Dr. Krauss’s Applications for payment of the full amount of requested attorney’s fees for the months of May through October 2022.  Notwithstanding the Order, such ruling does not constitute any final adjudication as to whether Dr. Krauss will ultimately be entitled to permanently retain such advancements, and Dr. Krauss has posted an undertaking with the Court affirmatively promising to repay all such amounts if she is eventually found to be liable for the Company’s and/or the SEC’s claims against her. The Company is seeking payment for a substantial portion of such amounts from its director and officers’ insurance policy, of which no assurance can be provided that the directors and officers insurance policy will cover such amounts. See “Declaratory Relief Action Against the Company by AmTrust International” below.

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

On February 18, 2022, Tyche filed an Amended Answer, Counterclaims and Third-Party Complaint.  On March 22, 2022, the Company and each of the Individual Company Defendants filed a Motion to Dismiss all of Tyche’s claims.  A hearing on such Motion to Dismiss was held on August 25, 2022, and the Court granted the Motion to Dismiss entirely as to each of the Individual Company Defendants, and also as to three of the four Counterclaims brought against the Company, only leaving Tyche’s declaratory relief claim. On September 9, 2022, Tyche filed a Notice of Appeal as to the Court’s decision, which has never been briefed or adjudicated. On August 26, 2022, Tyche filed a Motion to vacate or modify the Company’s existing attachment Order against Tyche’s shares of the Company’s stock held in escrow. The Company has filed its Opposition thereto, and the Court summarily denied such Motion without hearing on January 3, 2023.  Tyche subsequently filed a Notice of Appeal as to that denial and filed its Opening Brief on January 30, 2023.  The Company filed its opposition brief on March 2, 2023, and the matter was taken under submission by the Appellate Court.  On May 4, 2023, the Appellate Court issued its decision unanimously affirming the ruling of the lower Court in the Company’s favor.

On January 30, 2023, the Company filed a Notice of Motion for Summary Judgment and to Dismiss Affirmative Defenses against Tyche. That motion has been fully briefed, and the Court has scheduled a hearing thereon for June 20, 2023. The Company and the Individual Company Defendants intend to continue to vigorously defend against all of Tyche’s claims; however, there can be no assurance that they will be successful in the legal defense of such claims. Written discovery proceedings and depositions have occurred among the parties.

Action Against Ronald Bauer & Samantha Bauer

The Company and two of its wholly-owned subsidiaries, Katexco Pharmaceuticals Corp. and CannBioRex Pharmaceuticals Corp. (collectively, the “Company Plaintiffs”), initiated legal action against Ronald Bauer and Samantha Bauer, as well as two of their companies, Theseus Capital Ltd. and Astatine Capital Ltd. (collectively, the “Bauer Defendants”), in the Supreme Court of British Columbia on February 25, 2022. The Company Plaintiffs are seeking damages against the Bauer Defendants for misappropriated funds and stock shares, unauthorized stock sales, and improper travel expenses, in the combined sum of at least $4,395,000 CAD [$3,248,696 USD] plus the additional sum of $2,721,036 USD. The Bauer Defendants filed an answer to the Company Plaintiffs’ claims on May 6, 2022. There can be no assurance that the Company Plaintiffs will be successful in this legal action.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Reverse Stock-Split during 2022

On December 15, 2022, at a Special Meeting of the Stockholders of the Company, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to December 15, 2023 (the “Stockholder Authority”). On December 15, 2022, the Company’s Board of Directors (the “Board”), with the Stockholder Authority, approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to affect a reverse stock split of its common stock at a ratio of 1-for-20 (the “Reverse Stock Split”). Pursuant to the Certificate of Amendment filed to affect the Reverse Stock Split, the Reverse Stock Split was effective on December 19, 2022 and the shares of the Company’s common stock began trading on the NASDAQ Capital Market (“NASDAQ”) on a post-split basis on December 19, 2022, with new CUSIP number: 68236V203. No change was made to the trading symbol for the Company’s shares of common stock or public warrants, “ATNF” and “ATNFW”, respectively, in connection with the Reverse Stock Split.

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

Restricted Stock Shares

During the quarter ended March 31, 2023, the Company did not issue any additional restricted shares of the Company’s common stock, or Restricted Stock Shares, as compensation to consultants. Per the two-year consulting agreement which evidences the issuance of 600 restricted shares issued during 2022, the Restricted Stock Shares were issued at the beginning of the contract term and annually and vest monthly over a period of 24 months. The Company recognized stock-based compensation expense related to the amortization of the Restricted Stock Shares of $8,100 for the three months ended March 31, 2023.

Below is a table summarizing the Restricted Stock Shares granted and outstanding as of and for the quarter ended March 31, 2023:

	Unvested Restricted	Weighted Average Grant Date
	Stock	FV Price
Unvested as of January 1, 2023	275	$81.00
Granted	-	-
Vested	(100)	81.00
Forfeited	(55)	-
Unvested as of March 31, 2022	120	81.00
Total unrecognized expense remaining	$9,720
Weighted-average years expected to be recognized over	0.75	-

Stock Options

A summary of the option activity during the quarter ended March 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value
Outstanding, January 1, 2023	162,956	$84.63	8.6	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(10,911)	-	-	-
Outstanding, March 31, 2023	152,045	$85.03	8.1	$-

Exercisable, March 31, 2023	101,759	$84.34	7.9	$-

A summary of outstanding and exercisable stock options as of March 31, 2023 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$49.80	2,500	7.7	2,500
$88.60	79,000	7.9	59,689
$151.20	21,800	8.3	9,083
$79.00	22,839	6.8	18,673
$27.20	25,906	9.1	11,814
	152,045	7.9	101,759

The Company recognized stock-based compensation expense of $557,421 for the three months ended March 31, 2023 related to the amortization of stock options and restricted stock shares; expense of $470,703 is included within general and administrative expenses on the condensed consolidated statements of operations for the three month period and expense of $86,718 is included within research and development expenses on the condensed consolidated statements of operations for the three month period. The Company recognized stock-based compensation expense of $596,467 for the three months ended March 31, 2022 related to the amortization of stock options. Expense of $514,696 is included within general and administrative expenses and expense of $81,771 is included within research and development expenses on the condensed consolidated statements of operations. As of March 31, 2023, there was $2,981,420 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 1.8 years, as well as $9,720 of unrecognized expense related to Restricted Stock Shares that will be recognized over the weighted average remaining vesting period of 0.75 years.

Warrants

A summary of the warrant activity (including both liability and equity classified instruments) during the quarter ended March 31, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2023	3,435,728	$33.94	5.1	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2023	3,435,728	$33.94	4.8	$-

Exercisable, March 31, 2023	3,435,728	$33.94	4.8	-

A summary of outstanding and exercisable warrants as of March 31, 2023 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$100.00	128,200	2.9	128,200
$105.60	3,183	2.1	3,183
$141.40	1,250	1.3	1,250
$150.00	125,000	3.4	125,000
$230.00	300,062	2.6	300,062
$21.20	306,604	4.8	306,604
$3.50	2,571,429	5.2	2,571,429
	3,435,728	4.8	3,435,728

NOTE 10 - RELATED PARTIES

Accrued Expenses - Related Parties

Accrued expenses - related parties was $228,581 and $188,159 as of March 31, 2023 and 2022, respectively, and consists of accrued consulting fees for services provided by certain directors and consultants, interest accrued on loans and convertible notes due to certain officers and directors of the Company, as well as deferred compensation for certain executives.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $216,684 and $47,718 during the quarters ended March 31, 2023 and 2022, respectively, are related to consulting and professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative Expenses – Related Parties during the three months ended March 31, 2023 and 2022 were $0 and $5,261, respectively. These expenses relate to professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

 Interest (Expense) Income - Related Parties

During the three months ended March 31, 2023 and 2022, the Company recorded $0 and $4,562, respectively, of interest expense/income - related parties related to loans from greater than 5% stockholders or affiliates of the Company.

NOTE 11 - SUBSEQUENT EVENTS

April 2023 Offering

On April 5, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 400,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 1,170,860 shares of common stock, and common stock warrants to purchase up to an aggregate of 1,570,680 shares of common stock, at a combined purchase price of $1.91 per share and warrant. Aggregate gross proceeds from the April 2023 Offering were approximately $3,000,000, and the April 2023 Offering closed on April 10, 2023.

The April 2023 Pre-Funded Warrants have an exercise price equal to $0.0001, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the April 2023 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The April 2023 Pre-Funded Warrants are exercisable until they are exercised in full. The April 2023 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such April 2023 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such April 2023 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the April 2023 Pre-Funded Warrants have a tender offer provision, the April 2023 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the April 2023 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

The April 2023 Common Warrants have an exercise price equal to $1.78 per share, are exercisable 6 months following the closing of the April 2023 Offering (the “Initial Exercise Date”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the April 2023 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The April 2023 Common Warrants are exercisable for 5 years following the Initial Exercise Date. The April 2023 Common Warrants are subject to a provision prohibiting the exercise of such April 2023 Common Warrants to the extent that, after giving effect to such exercise, the holder of such April 2023 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the April 2023 Common Warrants have a tender offer provision, the April 2023 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the April 2023 Common Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

On April 5, 2023, all 1,170,860, of the April 2023 Pre-funded Warrants were exercised for a total value of $117; there are no remaining outstanding April 2023 Pre-funded Warrants. No April 2023 Common Warrants have been exercised.

Amendment to Common Warrant Agreements for the July 2022 and December 2022 Offerings

On April 5, 2023, the Company entered into an Amendment to the common warrant agreements for the July 2022 and December 2022 Offerings, whereby the warrants to purchase up to 2,571,429 (with an original exercise price of $3.50 per share) and 306,604 shares (with an original exercise price of $1.06 per share), respectively, were amended to have an exercise price of $1.78 per share and for their expiration date to be extended to expire on October 10, 2028.

Amendments to Executive Employment Agreements

On April 27, 2023, and effective on January 1, 2023, the Company entered into (a) a Third Amendment to Employment Agreement with James N. Woody, M.D., Ph.D., the Chief Executive Officer and Director of the Company, and (b) a Third Amendment to Employment Agreement with Jonathan Rothbard, Ph.D., Chief Scientific Officer of the Company and on May 8, 2023 and effective on January 1, 2023, the Company entered into an Amended and Corrected Third Amendment to Employment Agreement with Ozan Pamir, the Chief Financial Officer of the Company (collectively, the “Amendments”), which each amended the compensation agreements currently in place with such individuals.

The Amendments reflect (a) an increase in the salary of each of Dr. Woody, Mr. Pamir and Dr. Rothbard of 3.5%, effective as of January 1, 2023; and (b) in the case of Mr. Pamir, a further increase in salary to $380,000 per annum and increase in his target bonus to 40%, effective April 1, 2023, as well as a change in his title from Interim Chief Financial Officer to Chief Financial Officer.

The foregoing description of the Amendments does not purport to be complete and is qualified in their entirety by reference to the Amendments, copies of which were attached as Exhibits 10.1 through Exhibit 10.3, respectively, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2023, and incorporated herein by reference.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023 (under the heading “Risk Factors” and in other parts of that report), and include, but are not limited to, statements about:

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

All forward-looking statements speak only at the date of the filing of this Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2022. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

This information should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023 (the “Annual Report”).

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information and have not commissioned any such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to the Company, is also based on our good faith estimates.

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

Going Concern and Management Liquidity Plans

As of March 31, 2023, we had an accumulated deficit of $112,170,623 and a working capital deficit of $925,565, and for the quarter ended March 31, 2023, a net loss of $4,762,078 and cash used in operating activities of $3,869,891. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised money in August 2021, July 2022, December 2022 and April 2023 (see Note 2 – Going Concern and Management’s Plans and Note 11 – Subsequent Events), we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a minimum monthly cash requirement of approximately $900,000, which is required to support the Company’s operations. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The condensed consolidated financial statements included in this report also include a going concern footnote.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview

This MD&A and the related financial statements for the quarter ended March 31, 2023 primarily covers the operations of 180, which is a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis and other inflammatory diseases, where anti-TNF therapy will provide a clear benefit to patients, by employing innovative research, and, where appropriate, combination therapy. We have three product development platforms:

●	fibrosis and anti-tumor necrosis factor (“TNF”);

●	drugs which are derivatives of cannabidiol (“CBD”); and

●	alpha 7 nicotinic acetylcholine receptor (“α7nAChR”).

We have several future product candidates in development, including one product candidate which previously completed a successful Phase 2b clinical trial in the United Kingdom for Dupuytren’s Contracture, a condition that affects the development of fibrous connective tissue in the palm of the hand. 180 was founded by several world-leading scientists in the biotechnology and pharmaceutical sectors.

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

The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors that include, but are not limited to, the following:

●	per patient trial costs;

●	the number of patients that participate in the trials;

●	the number of sites included in the trials;

●	the countries in which the trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of doses that patients receive;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the impact of COVID-19 on our trials;

●	the duration of patient follow-up; and

●	the efficacy and safety profile of the product candidates.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Gains resulting from change in fair value of derivative liabilities during the three months ended March 31, 2023, were driven by decreases in stock price during the periods, resulting in a lower fair value of the underlying liability.

CONSOLIDATED RESULTS OF OPERATIONS

For the Quarter Ended March 31, 2023 Compared to the Quarter Ended March 31, 2022

	For the Three Months Ended
	March 31,
	2023	2022
Operating Expenses:
Research and development	$578,309	$658,939
Research and development - related parties	216,684	47,718
General and administrative	4,008,852	2,969,151
General and administrative - related parties	-	5,261
Total Operating Expenses	4,803,845	3,681,069
Loss From Operations	(4,803,845)	(3,681,069)

Other (Expense) Income:
Interest expense	(11,556)	(7,414)
Interest income - related parties	-	4,562
Change in fair value of derivative liabilities	53,323	5,230,114
Change in fair value of accrued issuable equity	-	17,520
Total Other Income, Net	41,767	5,244,782
(Loss) Income Before Income Taxes	(4,762,078)	1,563,713
Income tax benefit	-	-
Net (Loss) Income	$(4,762,078)	$1,563,713

Research and Development

We incurred research and development expenses of $578,309 for the three months ended March 31, 2023, compared to $658,939 for the three months ended March 31, 2022, representing a decrease of $80,630 or 12%. The decrease includes a $265,000 reduction in salaries expense due to a) the reversal of a bonus accrual in the current period (due to an employee termination) and b) an overall reduction in executive compensation beginning in the second quarter of 2022, as well as a decrease in expenses incurred by Oxford University of $80,000 in the current quarter. These amounts are offset by a decrease in the R&D Tax Credit, which increased this expense by $270,000.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $216,684 for the three months ended March 31, 2023, compared to $47,718 for the three months ended March 31, 2022, representing an increase of $168,966, or 354%. The increase is primarily attributable to a decrease to the R&D Tax Credit which increased expense by $115,000, as well as an increase in consulting expenses of $55,000.

General and Administrative

We incurred general and administrative expenses of $4,008,852 and $2,969,151 for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $1,039,701 or 35%. The increase resulted from an increase in professional fees and salaries expense of $965,000 and $320,000, respectively, offset by a decrease in insurance expense of $230,000 for the quarter.

Other Income, Net

We incurred other income, net of $41,767 during the three months ended March 31, 2023, as compared to other income, net of $5,244,782 for the three months ended March 31, 2022, representing a decrease in other income, net of $5,203,015 or 99%. The decrease is attributable to the non-cash change in fair value of the Company’s derivative liabilities from the prior period of approximately $5.2 million (see Note 6 – Derivative Liabilities).

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had cash balances of $2,646,184 and $6,970,110, respectively, and working (deficit) capital of ($925,565) and $3,270,608, respectively, largely due to a decrease in cash.

For the three months ended March 31, 2023 and 2022, cash used in operating activities was $3,869,891 and $2,072,931, respectively. Our cash used in operations for the three months ended March 31, 2023 was primarily attributable to our net loss of $4,762,078, adjusted for non-cash expenses in the aggregate amount of $525,870, as well as $366,317 of net cash provided to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the three months ended March 31, 2022 was primarily attributable to non-cash expenses in the aggregate amount of $4,497,319, offset by $860,675 of net cash provided to fund changes in the levels of operating assets and liabilities, offset by our net income of $1,563,713.

For the three months ended March 31, 2023 and 2022, cash used in financing activities was $469,810 and $515,419, respectively. Cash used in financing activities during the three months ended March 31, 2023 was due to repayments of loans in the amount of $469,810. Cash used in financing activities during the three months ended March 31, 2022 was due to repayments of loans in the amount of $515,419.

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

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum, payments related to D&O insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc. These cash requirements, in the aggregate, are expected to amount to approximately $7,500,000 for the remainder of 2023 and $27,000,000 for years 2024 through 2027.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of March 31, 2023, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. However, in August 2021, July 2022, December 2022 and April 2023, the Company raised additional capital of approximately $13.9 million, $6.0 million, $5.5 million and $3.0 million, respectively, and with current cash on hand of approximately $2.5 million as of May 12, 2023, the Company expects to be able to continue as a going concern through May 2024.

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

Recent Financing Transactions

April 2023 Offering

Subsequent to March 31, 2023, on April 5, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 400,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 1,170,860 shares of common stock, and common stock warrants to purchase up to an aggregate of 1,570,680 shares of common stock, at a combined purchase price of $1.91 per share and warrant. Aggregate gross proceeds from the April 2023 Offering were approximately $3,000,000, and the April 2023 Offering closed on April 10, 2023.

The April 2023 Pre-Funded Warrants have an exercise price equal to $0.0001, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the April 2023 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The April 2023 Pre-Funded Warrants are exercisable until they are exercised in full. The April 2023 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such April 2023 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such April 2023 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the April 2023 Pre-Funded Warrants have a tender offer provision, the April 2023 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the April 2023 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

The April 2023 Common Warrants have an exercise price equal to $1.78 per share, are exercisable 6 months following the closing of the April 2023 Offering and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the April 2023 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The April 2023 Common Warrants are exercisable for 5 years following the Initial Exercise Date. The April 2023 Common Warrants are subject to a provision prohibiting the exercise of such April 2023 Common Warrants to the extent that, after giving effect to such exercise, the holder of such April 2023 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the April 2023 Common Warrants have a tender offer provision, the April 2023 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the April 2023 Common Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

To date, all of the 1,170,860 April 2023 Pre-Funded Warrants have been exercised and none of the 1,570,680 April 2023 Common Warrants have been exercised; see Note 11 – Subsequent Events for further details.

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of its assets, liabilities, revenue and expenses. The Company has identified certain policies and estimates as critical to its business operations and the understanding of its past or present results of operations related to intangible assets and in-process research and development. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on the Company’s condensed consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. The Company believes that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

Intangible Assets and In-Process Research and Development (“IPR&D”)

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

As of March 31, 2023, the carrying amount of the IP R&D assets on the balance sheet was $9,063,000 (which consists of a balance related to the Company’s 180 LP subsidiary); the Company typically assesses asset impairment on an annual basis unless a triggering event or other facts or circumstances indicate that evaluation should be performed at an earlier date. At the end of the current period, the Company assessed general economic conditions, industry and market considerations, the Company’s financial performance and all relevant legal, regulatory, and political factors that might indicate the possibility of impairment and concluded that, when these factors were collectively evaluated, it is more likely than not that the asset is not impaired. The Company and its management will continue to perform intangible assets and IP R&D assets impairment testing on an annual basis, or as needed if there are changes to the composition of its reporting unit or facts or circumstances are present which indicate the possibility of impairment.

Recently Issued Accounting Pronouncements

Note 3 – Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q; Note 3 – Summary of Significant Accounting Policies of our consolidated financial statements included within our 2022 Annual Report on Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2022 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2022 Form 10-K.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2023.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of December 31, 2022, and which continue to exist, as discussed in the Company’s Annual Report on Form 10-K:

●	Ineffective controls: The Company’s review and control procedures did not operate at the appropriate level of precision to detect an error in fair value of warrants related to a one-time reverse stock split and the fair value of IP R&D assets.

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

Our management plans to establish procedures to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing necessary enhancements or improvements. Management expects to complete its assessment of the design and operating effectiveness of its internal controls over financial reporting during the second half of 2023. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Commission on March 31, 2023, under the heading “Risk Factors”, which risk factors are incorporated by reference herein and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2022, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2023, and for the period from April 1, 2023, to the filing date of this report which have not previously been reported in a Current Report on Form 8-K.

* * * * *

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event discussed below, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.02:

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 9, 2023, and effective on January 1, 2023, we entered into an Amended and Corrected Third Amendment to Employment Agreement with Ozan Pamir, our Chief Financial Officer, which amended and corrected the prior Third Amendment to Employment Agreement entered into between the parties on April 27, 2023, solely to correct an error in the prior agreement regarding his salary from January 1, 2023 to March 31, 2023 (which should have been $326,025 per annum).

Item 6. Exhibits.

Exhibit No.	Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
1.1	Placement Agent Agreement, dated April 5, 2023, between 180 Life Sciences Corp. and A.G.P./Alliance Global Partners		8-K	001-38105	10.1	4/10/2023
4.1	Form of Pre-Funded Warrant (April 2023 Offering)		8-K	001-38105	4.1	4/10/2023
4.2	Form of Common Warrant (April 2023 Offering)		8-K	001-38105	4.2	4/10/2023
10.1#	Separation and Release Agreement, dated January 18, 2023, by and between 180 Life Sciences Corp. and Quan Vu		8-K	001-38105	10.1	1/20/2023
10.2	Amendment to the Warrant Agent Agreement, dated January 13, 2023, by and between 180 Life Sciences Corp. and the Warrant Agent		8-K	001-38105	10.1	1/18/2023
10.3#	First Amendment to Separation and Release Agreement, dated March 29, 2023, by and between 180 Life Sciences Corp. and Quan Vu		10-K	001-38105	10.59	3/31/2023
10.4+	Securities Purchase Agreement, dated April 5, 2023, by and between 180 Life Sciences Corp. and the Purchaser		8-K	001-38105	10.1	4/10/2023
10.5	Warrant Agent Agreement for Pre-Funded Warrants, dated April 10, 2023 by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company		8-K	001-38105	10.2	4/10/2023
10.6	Warrant Agent Agreement for Common Warrants, dated April 10, 2023 by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company		8-K	001-38105	10.3	4/10/2023
10.7	Form of Lock-Up Agreement (April 2023 Offering)		8-K	001-38105	10.4	4/10/2023
10.8#	Third Amendment to Employment Agreement dated April 27, 2023 and effective as of January 1, 2023, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D.		8-K	001-38105	10.1	4/28/2023
10.9#	Third Amendment to Employment Agreement dated April 27, 2023 and effective as of January 1, 2023, between 180 Life Sciences Corp. and Ozan Pamir		8-K	001-38105	10.2	4/28/2023
10.10#	Third Amendment to Employment Agreement dated April 27, 2023 and effective as of January 1, 2023, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D.		8-K	001-38105	10.3	4/28/2023
10.11*	Amendment No. 1 to Common Stock Purchase Warrant between 180 Life Sciences Corp. and the warrant holder, dated April 5, 2023	X
10.12*	Amended and Corrected Third Amendment to Employment Agreement dated May 9, 2023, between 180 Life Sciences Corp. and Ozan Pamir	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: May 15, 2023	By:	/s/ James N. Woody, M.D., Ph.D.
James N. Woody, M.D., Ph.D., Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Ozan Pamir
Ozan Pamir Chief Financial Officer (Principal Financial and Accounting Officer)