Form 10-Q
period 2023-06-30
180 Life Sciences Corp.
filed 2023-08-15
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, 5,317,586 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets:
Cash	$2,008,606	$6,970,110
Prepaid expenses and other current assets	925,780	1,958,280
Total Current Assets	2,934,386	8,928,390
Intangible assets, net	1,669,328	1,658,858
In-process research and development	9,063,000	9,063,000
Total Assets	$13,666,714	$19,650,248
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$836,990	$1,801,210
Accounts payable – related parties	53,257	-
Accrued expenses	2,499,645	2,284,516
Accrued expenses - related parties	287,420	188,159
Loans payable - current portion	588,216	1,308,516
Derivative liabilities	7,641	75,381
Total Current Liabilities	4,273,169	5,657,782

Loans payable – noncurrent portion	26,314	31,189
Deferred tax liability	2,651,428	2,617,359
Total Liabilities	6,950,911	8,306,330
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,317,586 and 3,746,906 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	532	375
Additional paid-in capital	125,466,190	121,637,611
Accumulated other comprehensive income	(2,900,127)	(2,885,523)
Accumulated deficit	(115,850,792)	(107,408,545)
Total Stockholders’ Equity	6,715,803	11,343,918
Total Liabilities and Stockholders’ Equity	$13,666,714	$19,650,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating Expenses:
Research and development	$789,441	$446,358	$1,367,750	$1,105,297
Research and development - related parties	131,463	57,336	348,147	105,054
General and administrative	2,762,076	4,018,154	6,770,928	6,987,305
General and administrative - related parties	-	-	-	5,261
Total Operating Expenses	3,682,980	4,521,848	8,486,825	8,202,917
Loss From Operations	(3,682,980)	(4,521,848)	(8,486,825)	(8,202,917)

Other Income (Expense):
Interest expense	(11,606)	(7,355)	(23,162)	(14,769)
Interest (expense) income – related parties	-	(1,531)	-	3,031
Change in fair value of derivative liabilities	14,417	7,487,538	67,740	12,717,652
Change in fair value of accrued issuable equity	-	(17,520)	-	-
Total Other Income, Net	2,811	7,461,132	44,578	12,705,914
Net (Loss) Income Before Income Taxes	(3,680,169)	2,939,284	(8,442,247)	4,502,997
Income tax benefit	-	-	-	-
Net (Loss) Income	(3,680,169)	2,939,284	(8,442,247)	4,502,997

Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(15,267)	(1,908,051)	(14,604)	(2,636,132)
Total Comprehensive (Loss) Income	$(3,695,436)	$1,031,233	$(8,456,851)	$1,866,865

Basic and Diluted Net (Loss) Income per Common Share
Basic	$(0.70)	$1.72	$(1.88)	$2.64
Diluted	$(0.70)	$1.72	$(1.88)	$2.64

Weighted Average Number of Common Shares Outstanding:
Basic	5,231,293	1,705,629	4,493,319	1,704,320
Diluted	5,231,293	1,705,629	4,493,319	1,704,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For The Three and Six Months Ended June 30, 2023
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2023	3,746,906	$375	$121,637,611	$(2,885,523)	$(107,408,545)	$11,343,918
Stock-based compensation	-	-	557,421	-	-	557,421
Comprehensive (loss) income:
Net loss	-	-	-	-	(4,762,078)	(4,762,078)
Other comprehensive income	-	-	-	663	-	663
Balance - March 31, 2023	3,746,906	$375	$122,195,032	$(2,884,860)	$(112,170,623)	$7,139,924
Issuance of April 2023 pre-funded and common warrants, net	-	-	2,337,706	-	-	2,337,706
Shares issued from exercise of April 2023 pre-funded warrants	1,170,680	117	-	-	-	117
Share issued in connection with April 2023 Offering, net	400,000	40	382,142	-	-	382,182
Stock based compensation	-	-	551,310	-	-	551,310
Comprehensive loss:
Net loss	-	-	-	-	(3,680,169)	(3,680,169)
Other comprehensive loss	-	-	-	(15,267)	-	(15,267)
Balance June 30, 2023	5,317,586	$532	$125,466,190	$(2,900,127)	$(115,850,792)	$6,715,803

	For The Three and Six Months Ended June 30, 2022
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	1,701,799	$170	$107,187,371	$817,440	$(68,682,286)	$39,322,695
Shares issued for professional services to directors	2,566	1	149,717	-	-	149,718
Stock based compensation	-	-	596,467	-	-	596,467
Comprehensive income (loss):
Net income	-	-	-	-	1,563,713	1,563,713
Other comprehensive loss	-	-	-	(728,081)	-	(728,081)
Balance - March 31, 2022	1,704,365	$171	$107,933,555	$89,359	$(67,118,573)	$40,904,512
Shares issued for professional services to directors	2,229	-	60,627	-	-	60,627
Stock based compensation	600	-	795,052	-	-	795,052
Comprehensive income (loss):
Net income	-	-	-	-	2,939,284	2,939,284
Other comprehensive loss	-	-	-	(1,908,051)	-	(1,908,051)
Balance June 30, 2022	1,707,194	$171	$108,789,234	$(1,818,692)	$(64,179,289)	$42,791,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net (Loss) Income	$(8,442,247)	$4,502,997
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation:
Shares issued for services	-	210,345
Amortization of stock options and restricted stock units	1,108,731	1,391,519
Amortization of intangibles	50,322	63,422
Change in fair value of derivative liabilities	(67,740)	(12,717,652)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,064,604	(59,364)
Accounts payable	(1,029,637)	1,003,919
Accounts payable – related parties	53,257	-
Accrued expenses	186,447	(84,774)
Accrued expenses – related parties	89,529	85,124
Total adjustments	1,455,513	(10,107,461)
Net Cash Used In Operating Activities	(6,986,734)	(5,604,464)

Cash Flows From Financing Activities
Proceeds from sale of April 2023 Offering stock and warrants	2,999,882	-
Proceeds from exercise of April 2023 Offering pre-funded warrants	117	-
Payment of offering costs in connection with April 2023 Offering stock and warrants	(279,994)	-
Repayment of loans payable	(727,542)	(1,009,763)
Net Cash Provided By (Used in) Financing Activities	1,992,463	(1,009,763)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

Effect of Exchange Rate Changes on Cash	32,766	14,960

Net Decrease In Cash	(4,961,505)	(6,599,267)
Cash - Beginning of Period	6,970,110	8,224,508
Cash - End of Period	$2,008,606	$1,625,241

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$14,518	$8,990

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. As of June 30, 2023, the Company had an accumulated deficit of $115,850,792 and a working capital deficit of $1,338,783, and for the three and six months ended June 30, 2023, net losses of $3,680,169 and $8,442,247, respectively, and for the six months ended June 30, 2023, cash used in operating activities of $6,986,734. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. On April 5, 2023, the Company entered into a Securities Purchase Agreement with a certain purchaser in which the Company agreed to sell an aggregate of 0.4 million shares of common stock, pre-funded warrants to purchase up to an aggregate of approximately 1.2 million shares of common stock (“April 2023 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of approximately 1.6 million shares of common stock (the “April 2023 Common Warrants”), for gross proceeds of approximately $3.0 million (see Note 9 – Stockholders’ Equity for additional information).

Subsequent to the end of the current period, on August 9, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers in which the Company agreed to sell 666,925 shares of common stock, pre-funded warrants to purchase up to 3,948,460 shares of common stock (“August 2023 Pre-Funded Warrants”), and common stock warrants to purchase up to 4,613,385 shares of common stock (the “August 2023 Common Warrants”), for gross proceeds of approximately $3.0 million (see Note 11 – Subsequent Events for additional information).

The Company plans to continue to fund its losses from operations through future equity offerings, debt financing or other third-party fundings, which may be dilutive to existing stockholders. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. If the Company is unable to obtain such additional financing, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed consolidated financial statements are issued.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2022, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these condensed consolidated financial statements include, but are not limited to, the fair value of financial instruments warrants, options and equity shares, the valuation of stock-based compensation, and the estimates and assumptions related to impairment analysis of in-process research and development assets.

Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries was the British Pound (“GBP”) (1.2680 and 1.2098 GBP to 1 US dollar, each as of June 30, 2023 and December 31, 2022, respectively) for balance sheet accounts, while expense accounts are translated at the weighted average exchange rate for the period (1.2520 and 1.2571 GBP to 1 US dollar for each of the three months ended June 30, 2023 and 2022, respectively, and 1.2335 and 1.2995 GBP to 1 US dollar each for the six months ended June 30, 2023 and 2022, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive (loss) income.

Comprehensive (loss) income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three months ended June 30, 2023 and 2022, the Company recorded other comprehensive loss of ($15,267) and ($1,908,051), respectively, as a result of foreign currency translation adjustments. During the six months ended June 30, 2023 and 2022, the Company recorded other comprehensive loss of ($14,604) and ($2,636,132), respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($1,467) and ($350) of foreign currency transaction losses for the three and six months ended June 30, 2023, respectively, and recognized $22 and ($120) of foreign currency transaction gains (losses) for the three and six months ended June 30, 2022, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income .

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

As of June 30, 2023, the carrying amount of the IP R&D assets on the balance sheet was $9,063,000 (which consists of a balance related to the Company’s 180 LP subsidiary); the Company typically assesses asset impairment on an annual basis unless a triggering event or other facts or circumstances indicate that an evaluation should be performed at an earlier date. At the end of the current period, the Company assessed general economic conditions, industry and market considerations, the Company’s financial performance and all relevant legal, regulatory, and political factors that might indicate the possibility of impairment and concluded that, when these factors were collectively evaluated, it is more likely than not that the asset is not impaired. The Company and its management will continue to perform intangible assets and IP R&D assets impairment testing on an annual basis, or as needed if there are changes to the composition of its reporting unit or facts or circumstances are present which indicate the possibility of impairment.

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

The following table details the net income (loss) per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(3,680,169)	$2,939,284	$(8,442,247)	$4,502,997

Weighted average shares outstanding (denominator for basic earnings per share)	5,231,293	1,705,629	4,493,319	1,704,320

Weighted average shares and assumed potential common shares (denominator for diluted earnings per share, treasury method)	5,231,293	1,705,629	4,493,319	1,704,320

Basic earnings per share	$(0.70)	$1.72	$(1.88)	$2.64
Diluted earnings per share	$(0.70)	$1.72	$(1.88)	$2.64

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Options	147,956	162,957	147,956	162,957
Warrants	5,006,408	557,696	5,006,408	557,696
Total potentially anti-dilutive shares	5,154,364	720,653	5,154,364	720,653

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

Income Taxes

The Company accounts for income taxes under the provisions of Accounting Standards Codification (ASC) Topic 740 “Income Taxes” (“ASC 740”).

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

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Insurance	$481,141	$1,027,292
Research and development expense tax credit receivable	53,686	546,563
Professional fees	355,156	310,017
Value-added tax receivable	10,163	48,774
Income taxes	25,634	25,634
	$925,780	$1,958,280

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Consulting fees	$568,550	$531,829
Professional fees	125,000	3,945
Litigation accrual (1)	68,119	125,255
Employee and director compensation	1,232,671	1,558,024
Research and development fees	436,078	22,023
Interest	62,095	36,422
Other	7,132	7,018
	$2,499,645	$2,284,516

(1)	See Note 8 - Commitments and Contingencies, Legal Matters.

As of June 30, 2023 and December 31, 2022, accrued expenses - related parties were $287,420 and $188,159, respectively. See Note 10 - Related Parties for details.

NOTE 6 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities (except the Public SPAC Warrants as defined below, which are Level 1 derivative liabilities) that are measured at fair value on a recurring basis:

	Warrants
	Public	Private
	SPAC	SPAC	PIPE	Other	Total
Balance as of January 1, 2023	$31,625	$1,256	$42,100	$400	$75,381
Change in fair value of derivative liabilities	(21,390)	(1,005)	(30,600)	(328)	(53,323)
Balance as of March 31, 2023	$10,235	$251	$11,500	$72	$22,058
Change in fair value of derivative liabilities	(4,600)	(251)	(9,500)	(66)	(14,417)
Balance as of June 30, 2023	$5,635	$-	$2,000	$6	$7,641

The fair value of the derivative liabilities as of June 30, 2023, and December 31, 2022 was estimated using the Black Scholes option pricing model, with the following assumptions used:

June 30, 2023
Risk-free interest rate	4.62% - 5.40%
Expected term in years	1.09 – 2.65
Expected volatility	100.0% - 112.5%
Expected dividends	0%
Market Price	$1.17

December 31, 2022
Risk-free interest rate	2.30% - 4.50%
Expected term in years	1.59 – 3.90
Expected volatility	76.0% - 105.0%
Expected dividends	0%
Market Price	$3.39

SPAC Warrants

Public SPAC Warrants

Participants in KBL’s initial public offering received an aggregate of 11,500,000 Public SPAC Warrants (“Public SPAC Warrants”), all of which are outstanding as of June 30, 2023. Each Public SPAC Warrant entitles the holder to purchase one-fortieth of one share of the Company’s common stock at an exercise price of $5.75 per 1/40th of one share, or $230.00 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Public SPAC Warrants; the Public SPAC Warrants are currently exercisable and will expire on November 6, 2025, or earlier upon redemption or liquidation. Management has determined that the Public SPAC Warrants contain a tender offer provision which could result in the Public SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature results in the Public SPAC Warrants being precluded from equity classification. Accordingly, the Public SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Public SPAC Warrants were revalued on June 30, 2023 at $5,635, which resulted in decreases of $4,600 and $25,990 in the fair value of the derivative liabilities during the three and six months ended June 30, 2023, respectively. The Public SPAC Warrants were revalued on June 30, 2022 at $1,838,850, which resulted in decreases of $4,357,350 and $6,210,000 in the fair value of the derivative liabilities during the three and six months ended June 30, 2022, respectively.

Private SPAC Warrants

Participants in KBL’s initial private placement received an aggregate of 502,500 Private SPAC Warrants (“Private SPAC Warrants”), all of which are outstanding as of June 30, 2023. Each Private SPAC Warrant entitles the holder to purchase one-fortieth of one share of the Company’s common stock at an exercise price of $5.75 per 1/40th of one share, or $230.00 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Private SPAC Warrants; the Private SPAC Warrants are currently exercisable and will expire on November 6, 2025, or earlier upon redemption or liquidation. Management has determined that the Private SPAC Warrants contain a tender offer provision which could result in the Private SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature (amongst others) results in the Private SPAC Warrants being precluded from equity classification. Accordingly, the Private SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Private SPAC Warrants were revalued on June 30, 2023 at $0, which resulted in decreases of $251 and $1,256 in the fair value of the derivative liabilities during the three and six months ended June 30, 2023, respectively. The Private SPAC Warrants were revalued on June 30, 2022 at $30,150, which resulted in decreases of $185,925 and $437,175 in the fair value of the derivative liabilities during the three and six months ended June 30, 2022, respectively.

PIPE Warrants

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 128,200 shares of common stock at an exercise price of $100.00 per share in connection with the private offering (see Note 9 – Stockholders’ Equity, Common Stock). The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the PIPE Warrants are liability-classified and are recorded as derivative liabilities. The PIPE Warrants were revalued on June 30, 2023 at $2,000, which resulted in decreases of $9,500 and $40,100 in the fair value of the derivative liabilities during the three and six months ended June 30, 2023, respectively. The PIPE Warrants were revalued on June 30, 2022 at $621,600, which resulted in decreases of $2,849,900 and $5,894,700 in the fair value of the derivative liabilities during the three and six months ended June 30, 2022, respectively.

Other Warrants

AGP Warrants

On March 12, 2021, the Company issued warrants to Alliance Global Partners (“AGP” and the “AGP Warrants”) to purchase up to an aggregate of 3,183 shares of the Company’s common stock at a purchase price of $105.60 per share, subject to adjustment, in full satisfaction of the existing AGP Warrant Liability. The exercise of the AGP Warrants is limited at any given time to prevent AGP from exceeding beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrants are exercisable at any time between May 2, 2021 and May 2, 2025. The AGP Warrants do not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrants that do not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrants will continue to be liability-classified. The AGP Warrants were revalued on June 30, 2023 at $6, which resulted in decreases of $66 and $394 in the fair value of the derivative liabilities during the three and six months ended June 30, 2023, respectively. The AGP Warrants were revalued on June 30, 2022 at $10,395, which resulted in decreases of $76,052 and $133,936 in the fair value of the derivative liabilities during the three and six months ended June 30, 2022, respectively.

Alpha Warrants

In connection with that certain Mutual Release and Settlement Agreement dated July 31, 2021 (agreed to on July 29, 2021) between the Company and Alpha Capital Anstal (“Alpha” and the “Alpha Settlement Agreement”), the Company issued three-year warrants for the purchase of 1,250 shares of the Company’s common stock at an exercise price of $141.40 per share (the “Alpha Warrant Liability” and the “Alpha Warrants”). The exercise of shares of the Alpha Warrants is limited at any given time to prevent Alpha from exceeding a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrants are exercisable until August 2, 2024. The Alpha Warrants do not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the Alpha Warrants that do not meet the limited exception in the case of a change-in-control. Accordingly, the Alpha Warrants are liability-classified and are recorded as a warrant liability. The Alpha Warrants were revalued on June 30, 2023 at $0, which did not result in any change in the fair value of the derivative liabilities during the three and six months ended June 30, 2023. The Alpha Warrants were revalued on June 30, 2022 at $1,720, which resulted in decreases of $18,311 and $41,841 in the fair value of the derivative liabilities during the three and six months ended June 30, 2022, respectively.

Warrant Activity

As the number of liability-classified warrants are less than 10% of the total outstanding warrants as of June 30, 2023, the summary of warrant activity is included in Note 9 – Stockholders’ Equity.

NOTE 7 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the six months ended June 30, 2023:

	Principal balance at December 31, 2022	Principal repaid in cash	Effect of foreign exchange rates	Principal balance at June 30, 2023

Bounce Back Loan	$43,129	$(6,136)	$1,994	$38,987
First Insurance - 2022	1,060,890	(721,406)	-	339,484
Other loans payable	235,686	-	373	236,059
Total loans payable	$1,339,705	$(727,542)	$2,367	$614,530
Less: loans payable – current portion	1,308,516			588,216
Loans payable – noncurrent portion	$31,189			$26,314

Interest Expense on Loans Payable

For the three months ended June 30, 2023 and 2022, the Company recognized interest expense associated with loans payable of $11,606 and $7,355, respectively, and interest expense — related parties associated, with loans payable of $0 and $1,531, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized interest expense associated with loans payable of $23,162 and $14,769, respectively, and interest income — related parties associated with loans payable of $0 and $3,031, respectively.

As of June 30, 2023, the Company had accrued interest and accrued interest — related parties, associated with loans payable of $62,095 and $0, respectively. As of December 31, 2022, the Company had accrued interest and accrued interest — related parties associated with loans payable of $36,422 and $16,770, respectively. Accrued interest is recorded within accrued expenses and appears under that caption on the balance sheet; accrued interest – related parties is recorded within accrued expenses – related parties and appears under that caption on the balance sheet. See Note 10 — Related Parties for additional details.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2022 and June 30, 2023.

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

On October 10, 2022, Dr. Krauss filed an Application to compel the Company to pay the full amount of fees requested by Dr. Krauss for May-July 2022, and to modify the Court’s Order. The Company filed its Opposition thereto.  On January 18, 2023, Dr. Krauss filed a Second Application to compel the Company to pay the full amount of fees requested by Dr. Krauss for August-October 2022, and to modify the Court's Order.  The Company filed its Opposition thereto.  On May 3, 2023, the Court issued an Order granting both of Dr. Krauss’s Applications for payment of the full amount of requested attorney’s fees totaling $714,557 for the months of May through October 2022, which were paid in May 2023.  Notwithstanding the Order, such ruling does not constitute any final adjudication as to whether Dr. Krauss will ultimately be entitled to permanently retain such advancements, and Dr. Krauss has posted an undertaking with the Court affirmatively promising to repay all such amounts if she is eventually found to be liable for the Company’s and/or the SEC’s claims against her. The Company is seeking payment for a substantial portion of such amounts from its director and officers’ insurance policy, of which no assurance can be provided that the directors and officers insurance policy will cover such amounts. See “Declaratory Relief Action Against the Company by AmTrust International” below.

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

On January 30, 2023, the Company filed a Notice of Motion for Summary Judgment and to Dismiss Affirmative Defenses against Tyche. That motion has been fully briefed, and the Court has scheduled a hearing initially for June 20, 2023, which has since been rescheduled to September 8, 2023. The Company and the Individual Company Defendants intend to continue to vigorously defend against all of Tyche’s claims; however, there can be no assurance that they will be successful in the legal defense of such claims. Written discovery proceedings and depositions have occurred among the parties.

Action Against Ronald Bauer & Samantha Bauer

The Company and two of its wholly-owned subsidiaries, Katexco Pharmaceuticals Corp. and CannBioRex Pharmaceuticals Corp. (collectively, the “Company Plaintiffs”), initiated legal action against Ronald Bauer and Samantha Bauer, as well as two of their companies, Theseus Capital Ltd. and Astatine Capital Ltd. (collectively, the “Bauer Defendants”), in the Supreme Court of British Columbia on February 25, 2022. The Company Plaintiffs are seeking damages against the Bauer Defendants for misappropriated funds and stock shares, unauthorized stock sales, and improper travel expenses, in the combined sum of at least $4,395,000 CAD [$3,317,408 USD] plus the additional sum of $2,721,036 USD (which relate to the same, aforementioned damages). The Bauer Defendants filed an answer to the Company Plaintiffs’ claims on May 6, 2022. There can be no assurance that the Company Plaintiffs will be successful in this legal action.

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

On August 4, 2023, the Court granted the Company's request to file a second motion for partial summary judgment in this case, this one being on the issue of whether AmTrust should be required to advance to the Company the defense costs being incurred by Dr. Marlene Krauss and George Hornig during the pendency of the case.  The Company plans to prepare that motion and has reserved a hearing date for such motion on January 11, 2024.  The Company intends to continue to vigorously pursue this matter in order to establish the Company’s entitlement to full payment by both AmTrust and Freedom of the subject advancement expenses of the Company.

While the Company continues to believe it has a strong case against both AmTrust and Freedom and believes the Court ruling in its favor in regards to the matters discussed above is a significant positive outcome for the Company, there can be no assurance that the Company will prevail in this action.

.

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

With regards to the Company’s 2020 Omnibus Incentive Plan and the 2022 Omnibus Incentive Plan, the Company’s Compensation Committee and Board deemed it in the best interests of the Company and its stockholders to (i) adjust the number of shares of Company common stock available for issuance under the Incentive Plans downward by a factor of 20 (with any fractional shares rounded down to the nearest whole share); (ii) reduce the number of shares of common stock issuable upon each outstanding option to purchase shares of common stock of the Company, and all other outstanding awards, by a factor of 20 (with any fractional shares rounded down to the nearest whole share); and (iii) adjust the exercise price of any outstanding options to purchase shares of common stock previously granted under the Incentive Plans up by a factor of 20 (rounded up to the nearest whole cent), in each case to adjust equitably for the Exchange Ratio of the Reverse Stock Split, which such adjustments were effective automatically upon effectiveness of the Reverse Stock Split. The effects of the one-for-twenty reverse stock split have been retroactively reflected throughout the financial statements and notes to the financial statements.

April 2023 Offering

On April 5, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 400,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 1,170,680 shares of common stock, and common stock warrants to purchase up to an aggregate of 1,570,680 shares of common stock, at a combined purchase price of $1.91 per share and warrant (the “April 2023 Offering”). Aggregate gross proceeds from the April 2023 Offering were approximately $3,000,000, and the April 2023 Offering closed on April 10, 2023.

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

The April 2023 Common Warrants have an exercise price equal to $1.78 per share, were immediately exercisable upon the closing of the April 2023 Offering (the “Initial Exercise Date”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the April 2023 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The April 2023 Common Warrants are exercisable for 5.5 years following the Initial Exercise Date. The April 2023 Common Warrants are subject to a provision prohibiting the exercise of such April 2023 Common Warrants to the extent that, after giving effect to such exercise, the holder of such April 2023 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the April 2023 Common Warrants have a tender offer provision, the April 2023 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the April 2023 Common Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

As of June 30, 2023, all 1,170,680 of the April 2023 Pre-Funded Warrants have been exercised for a value of $117; and there are no unexercised April 2023 Pre-Funded Warrants remaining as of the end of the second quarter. No April 2023 Common Warrants have been exercised as of June 30, 2023.

Amendment to July and December 2022 Common Warrants

On April 5, 2023, the Company entered into an amendment to the common warrant agreements for the July 2022 and December 2022 Offerings, whereby warrants to purchase up to 306,604 shares (with an original exercise price of $21.20 per share and an expiration date of January 20, 2028) and the warrants to purchase up to 2,571,429 shares (with an original exercise price of $3.50 per share and an expiration date of June 22, 2028), respectively, were amended to have an exercise price of $1.78 per share and an expiration date of October 10, 2028. The Company accounted for the amendment as a warrant modification, whereby the effect of the modification is measured as the difference in its relative fair value immediately before the modification and after the modification; and any increase to the relative fair value is recognized as an equity issuance costs.

To assess for the change in relative fair value, the Company performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants under their original terms as of the modification date using the following assumptions: a share price of $1.43, exercise prices of $21.20 and $3.50 for the July 2022 common warrants and December 2022 common warrants, respectively, an expected term of 4.8 and 5.2 years, respectively, volatility of 106%, a dividend rate of 0% and a discount rate of 3.36. The Company then performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants with their new modified terms as of the modification date using the following assumptions: a share price of $1.43, an exercise price of $1.78 for both the July 2022 common warrants and December 2022 common warrants, an expected term of 5.5 years, volatility of 106%, a dividend rate of 0% and a discount rate of 3.36. The aggregate difference of approximately $0.8 million between the two calculated amounts was recorded as an equity issuance cost within equity during the period to account for the change in relative fair value.

Restricted Stock Shares

During the six months ended June 30, 2023, the Company did not issue any additional restricted shares of the Company’s common stock, or Restricted Stock Shares, as compensation to consultants. Per the two-year consulting agreement which evidences the issuance of 600 restricted shares issued during 2022, the Restricted Stock Shares were issued at the beginning of the contract term and annually and vest monthly over a period of 24 months. The Company recognized stock-based compensation expense related to the amortization of the Restricted Stock Shares of $3,645 and $11,745 for the three and six months ended June 30, 2023. The Company recognized stock-based compensation expense related to the amortization of the Restricted Stock Shares of $8,100 and $14,175 for the three and six months ended June 30, 2022.

Below is a table summarizing the Restricted Stock Shares granted and outstanding as of and for the quarter ended June 30, 2023:

	Unvested Restricted	Weighted Average Grant Date
	Stock	FV Price
Unvested as of January 1, 2023	275	$81.00
Granted	-	-
Vested	(145)	81.00
Forfeited	(55)	-
Unvested as of June 30, 2022	75	81.00
Total unrecognized expense remaining	$6,075
Weighted-average years expected to be recognized over	0.50	-

Stock Options

A summary of the option activity during the six months ended June 30, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value
Outstanding, January 1, 2023	162,956	$84.63	8.6	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(15,000)	-	-	-
Outstanding, June 30, 2023	147,956	$85.20	8.0	$-

Exercisable, June 30, 2023	106,065	$85.32	8.0	$-

A summary of outstanding and exercisable stock options as of June 30, 2023 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$49.80	2,500	7.4	2,500
$88.60	79,000	7.7	64,956
$151.20	21,800	8.1	10,446
$79.00	18,750	8.4	15,911
$27.20	25,906	8.9	12,252
	147,956	8.0	106,065

The Company recognized stock-based compensation expense of $551,310 and $1,108,731 for the three and six months ended June 30, 2023, respectively, related to the amortization of stock options and restricted stock shares; expense of $470,703 and $941,406 is included within general and administrative expenses on the condensed consolidated statements of operations for the three and six month periods, respectively, and expense of $80,607 and $167,325 is included within research and development expenses on the condensed consolidated statements of operations for the three and six month periods, respectively. The Company recognized stock-based compensation expense of $855,679 and $1,601,864 for the three and six months ended June 30, 2022, respectively, related to the amortization of stock options and Restricted Stock Shares. Expense of $711,264 and $1,375,673 is included within general and administrative expenses on the condensed consolidated statements of operations for the three- and six-month periods, respectively, and expense of $144,410 and $226,181 is included within research and development expenses on the condensed consolidated statements of operations for the three- and six-month periods, respectively.

As of June 30, 2023, there was $2,433,755 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 1.65 years, as well as $6,075 of unrecognized expense related to Restricted Stock Shares that will be recognized over the weighted average remaining vesting period of 0.50 years.

Warrants

A summary of the warrant activity (including both liability and equity classified instruments) during the quarter ended June 30, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2023	3,435,728	$30.92	5.1	$-
Issued	2,741,360	1.02	5.3	-
Exercised	(1,170,680)	0.0001	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2023	5,006,408	$21.78	5.0	$-

Exercisable, June 30, 2023	5,006,408	$21.78	5.0	-

A summary of outstanding and exercisable warrants as of June 30, 2023 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$100.00	128,200	2.7	128,200
$105.60	3,183	1.8	3,183
$141.40	1,250	1.1	1,250
$150.00	125,000	3.2	125,000
$230.00	300,062	2.4	300,062
$1.78	4,448,713	5.3	4,448,713
	5,006,408	5.0	5,006,408

NOTE 10 - RELATED PARTIES

Accrued Expenses - Related Parties

Accrued expenses - related parties was $287,420 as of June 30, 2023 and consists of accrued consulting fees for services provided by certain directors and consultants, interest accrued on loans and convertible notes due to certain officers and directors of the Company, as well as deferred compensation for certain executives. Accrued expenses - related parties was $188,159 as of December 31, 2022 and consists of interest accrued on loans and convertible notes due to certain officers and directors of the Company, as well as deferred compensation for certain executives.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $131,463 and $57,336 during the three months ended June 30, 2023 and 2022, respectively, and $348,147 and $105,054 during the six months ended June 30, 2023 and 2022, respectively, are related to consulting and professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative Expenses – Related Parties of $0 and $0 during the three months ended June 30, 2023 and 2022, respectively, and $0 and $5,261 during the six months ended June 30, 2023 and 2022, respectively, are related to professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

Interest (Expense) Income - Related Parties

During the three and six months ended June 30, 2023, the Company recorded no interest (expense) income – related parties.

During the three and six months ended June 30, 2022, the Company recorded ($1,531) and $3,031, respectively, of interest (expense) income - related parties related to loans from greater than 5% stockholders or affiliates of the Company.

NOTE 11 - SUBSEQUENT EVENTS

First Amendment to the 2022 Omnibus Incentive Plan

At the 2023 Annual Meeting of Stockholders of the Company held on July 6, 2023, the stockholders of the Company approved the First Amendment (“First Amendment”) to the 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (the 2022 Omnibus Incentive Plan, as amended by the First Amendment, the “OIP”). The First Amendment was originally approved by the Board of Directors of the Company on May 5, 2023, subject to stockholder approval and the First Amendment became effective at the time of stockholder approval. The First Amendment increased the maximum number of shares available to be issued under the OIP from 120,000 shares to 470,000 shares.

August 2023 Offering

On August 9, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 666,925 shares of common stock, pre-funded warrants to purchase up to an aggregate of 3,948,460 shares of common stock (the “August 2023 Pre-funded Warrants”), and common stock warrants to purchase up to an aggregate of 4,615,385 shares of common stock (the “August 2023 Common Warrants”), at a combined purchase price of $0.65 per share and warrant. Aggregate gross proceeds from the August 2023 Offering were approximately $3.0 million, and the August 2023 Offering closed on August 14, 2023 (the “Initial Exercise Date”).

The August 2023 Pre-Funded Warrants have an exercise price equal to $0.0001, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the August 2023 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2023 Pre-Funded Warrants are exercisable until they are exercised in full. The August 2023 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such August 2023 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such August 2023 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder).

The August 2023 Common Warrants have an exercise price equal to $0.65 per share, are immediately exercisable upon the closing of the August 2023 Offering (the “Initial Exercise Date”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the August 2023 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2023 Common Warrants are exercisable for 5 years following the Initial Exercise Date. The August 2023 Common Warrants are subject to a provision prohibiting the exercise of such August 2023 Common Warrants to the extent that, after giving effect to such exercise, the holder of such August 2023 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder).

Second Amendment to Common Warrant Agreements for the July 2022 and December 2022 Offerings

On August 9, 2023, the Company entered into an amendment to the common warrant agreements for the July 2022 and December 2022 Offerings, whereby common warrants to purchase up to 2,571,429 and 306,604 shares, respectively, (both with previous exercise prices of $1.78 per share), were amended to have an exercise price of $0.83 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023 (under the heading “Risk Factors” and in other parts of that report), and include, but are not limited to, statements about:

●	Our ability to raise funding in the future, the terms of such funding, and dilution caused thereby;

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates;

●	the uncertainties associated with the clinical development and regulatory approval of the Company’s drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash flows and our potential ability to obtain additional financing to advance our business and the terms of any further financing, which may be highly dilutive and may include onerous terms;

●	the continued impact of the COVID-19 pandemic on our business operations and our research and development initiatives;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the Company’s reliance on third parties to conduct its clinical trials, enroll patients, and manufacture its preclinical and clinical drug supplies;
●	the ability to come to mutually agreeable terms with such third parties and partners, and the terms of such agreements;
●	estimates of patient populations for the Company’s planned products;
●	unexpected adverse side effects or inadequate therapeutic efficacy of drug candidates that could limit approval and/or commercialization, or that could result in recalls or product liability claims;
●	the Company’s ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to its product development activities;

●	challenges and uncertainties inherent in product research and development, including the uncertainty of clinical success and of obtaining regulatory approvals; uncertainty of commercial success;

●	the ability of the Company to execute its plans to develop and market new drug products and the timing and costs of these development programs;

●

high inflation, high interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict) and other large-scale crises;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	our ability to maintain our listing on Nasdaq; and

●	other risks and uncertainties, including those described under “Risk Factors”, below.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information and have not commissioned any such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed in the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to the Company, is also based on our good faith estimates.

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

Going Concern and Management Liquidity Plans

As of June 30, 2023, we had an accumulated deficit of $115,850,792 and a working capital deficit of $1,338,783, and for the three and six months ended June 30, 2023, net losses of $3,680,169 and $8,442,247, respectively, and for the six months ended June 30, 2023, cash used in operating activities of $6,986,734. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised money in August 2021, July 2022, December 2022, April 2023 and August 2023 (see Note 2 – Going Concern and Management’s Plans, Note 9 – Stockholders’ Equity, April 2023 Offering, and Note 11 – Subsequent Events, August 2023 Offering), we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms. In the event that we do raise capital in the future, we anticipate it being from the sale of equity which may cause dilution to existing stockholders.

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

We currently have a minimum monthly cash requirement of approximately $800,000, which is required to support the Company’s operations. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

Since our inception, we have funded our operations with the proceeds from equity and debt financing. We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of equity and promissory notes that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to issue equity to fund our operations and repay our outstanding debt for the foreseeable future. If we are unable to achieve operational profitability or we are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview

This MD&A and the related financial statements for the three and six months ended June 30, 2023 primarily covers the operations of 180, which is a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis and other inflammatory diseases, where anti-TNF therapy will provide a clear benefit to patients, by employing innovative research, and, where appropriate, combination therapy. We have three product development platforms:

●	fibrosis and anti-tumor necrosis factor (“TNF”);

●	drugs which are derivatives of cannabidiol (“CBD”); and

●	alpha 7 nicotinic acetylcholine receptor (“α7nAChR”).

We have several future product candidates in development, including one product candidate which previously completed a successful Phase 2b clinical trial in the United Kingdom for the early treatment of Dupuytren’s Contracture, a condition that affects the development of fibrous connective tissue in the palm of the hand. 180 was founded by several world-leading scientists in the biotechnology and pharmaceutical sectors.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Gains resulting from change in fair value of derivative liabilities during the three and six months ended June 30, 2023, were driven by decreases in stock price during the periods, resulting in a lower fair value of the underlying liability.

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	For the Three Months Ended
	June 30,
	2023	2022
Operating Expenses:
Research and development	$789,441	$446,358
Research and development - related parties	131,463	57,336
General and administrative	2,762,076	4,018,154
Total Operating Expenses	3,682,980	4,521,848
Loss From Operations	(3,682,980)	(4,521,848)

Other Income (Expense):
Interest expense	(11,606)	(7,355)
Interest expense - related parties	-	(1,531)
Change in fair value of derivative liabilities	14,417	7,487,538
Change in fair value of accrued issuable equity	-	(17,520)
Total Other Income, Net	2,811	7,461,132
(Loss) Income Before Income Taxes	(3,680,169)	2,939,284
Income tax benefit	-	-
Net (Loss) Income	$(3,680,169)	$2,939,284

Research and Development

We incurred research and development expenses of $789,441 for the three months ended June 30, 2023, compared to $446,358 for the three months ended June 30, 2022, representing an increase of $343,083 or 77%. The change is attributable to a decrease to the R&D Tax credit, which increased expenses in the current period by approximately $200,000, as compared to the prior period, as well as an increase of approximately $120,000 in expenses incurred by Oxford University.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $131,463 for the three months ended June 30, 2023, compared to $57,336 for the three months ended June 30, 2022, representing an increase of $74,127, or 129%. The change is attributable to a decrease to the R&D Tax credit, which increased expenses in the current period by approximately $80,000, as compared to the prior period.

General and Administrative

We incurred general and administrative expenses of $2,762,076 and $4,018,154 for the three months ended June 30, 2023 and 2022, respectively, representing a decrease of $1,256,078 or 31%. The change resulted from decreases in insurance expense, stock-based compensation expense, legal fees and professional fees of approximately $200,000, $200,000, $700,000 and $170,000, respectively.

Other Income, Net

We incurred other income, net of $2,811 and $7,461,132 during the three months ended June 30, 2023 and 2022, respectively, representing a decrease of $7,458,321 or 100%. The change is primarily attributable to the non-cash change in fair value of the Company’s derivative liabilities from the prior period, which decreased by approximately $7.5 million, as described in greater detail under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 6 – Derivative Liabilities”.

For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	For the Six Months Ended
	June 30,
	2023	2022
Operating Expenses:
Research and development	$1,367,750	$1,105,297
Research and development - related parties	348,147	105,054
General and administrative	6,770,928	6,987,305
General and administrative - related parties	-	5,261
Total Operating Expenses	8,486,825	8,202,917
Loss From Operations	(8,486,825)	(8,202,917)

Other Income (Expense):
Interest expense	(23,162)	(14,769)
Interest income - related parties	-	3,031
Change in fair value of derivative liabilities	67,740	12,717,652
Change in fair value of accrued issuable equity	-	-
Total Other Income, Net	44,578	12,705,914
(Loss) Income Before Income Taxes	(8,442,247)	4,502,997
Income tax benefit	-	-
Net (Loss) Income	$(8,442,247)	$4,502,997

Research and Development

We incurred research and development expenses of $1,367,750 for the six months ended June 30, 2023, compared to $1,105,297 for the six months ended June 30, 2022, representing an increase of $262,453 or 24%. The change is attributable to a decrease to the R&D Tax credit, which increased the research and development expenses by approximately $460,000, as well as an increase of approximately $120,000 in expenses incurred by Oxford University. These increases were offset by reductions in salaries and bonuses of approximately $300,000 due to reductions/terminations.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $348,147 for the six months ended June 30, 2023, compared to $105,054 for the six months ended June 30, 2022, representing an increase of $243,093, or 231%. The change is attributable to a decrease to the R&D Tax credit, which increased the research and development expenses by approximately $200,000, as well as an increase of approximately $100,000 in consulting fees. These increases were offset by a reduction in stock-based compensation of approximately $60,000.

General and Administrative

We incurred general and administrative expenses of $6,770,928 and $6,987,305 for the six months ended June 30, 2023 and 2022, respectively, representing a decrease of $216,377 or 3%. The change resulted from a reduction in insurance expense of approximately $450,000, offset by an increase of $270,000 in salaries and compensation expenses.

Other Income (Expenses), Net

We incurred other income, net of $44,578 and $12,705,914 during the six months ended June 30, 2023 and 2022, respectively, representing a decrease in other income of approximately $12,661,337 or 100%. The change is primarily attributable to the non-cash change in fair value of the Company’s derivative liabilities from the prior period, which decreased by approximately $12.7 million, as described in greater detail under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 6 – Derivative Liabilities”.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had cash balances of $2,008,606 and $6,970,110, respectively, and working capital (deficit) of ($1,338,783) and $3,270,608, respectively, largely due to a decrease in cash.

For the six months ended June 30, 2023 and 2022, cash used in operating activities was $6,986,734 and $5,604,464, respectively. Our cash used in operations for the six months ended June 30, 2023 was primarily attributable to our net loss of $8,442,247, adjusted for non-cash expenses in the aggregate amount of $1,091,313 as well as $364,200 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended June 30, 2022 was primarily attributable to our net income of $4,502,997, adjusted for non-cash income in the aggregate amount of $11,052,336, as well as $944,905 of net cash provided by changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2023 and 2022, cash provided by (used in) financing activities was $1,992,463 and ($1,009,763), respectively. Cash provided by financing activities during the six months ended June 30, 2023 was due to net proceeds of $2,720,005 from the April 2023 Offering, partially offset by the repayment of loans in the aggregate amount of $727,542. Cash used in financing activities during the six months ended June 30, 2022 was due to repayments of loans in the amount of $1,009,763.

Our product candidates may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we are able to generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financing or other capital sources, including potentially collaborations, licenses and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, potential manufacturing costs, legal and other regulatory expenses and general overhead costs.

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum, payments related to D&O insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc. These cash requirements, in the aggregate, are expected to amount to approximately $5,000,000 for the remainder of 2023 and $27,000,000 for years 2024 through 2027.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of June 30, 2023, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. However, in August 2021, July 2022, December 2022, April 2023 and August 2023, the Company raised additional capital of approximately $13.9 million, $6.0 million, $5.5 million, $3.0 million and $3.0 million, respectively, and with current cash on hand of approximately $1.0 million as of August 11, 2023, the Company expects to be able to continue as a going concern through August 2024.

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

The April 2023 Common Warrants have an exercise price equal to $1.78 per share, were immediately exercisable upon the closing of the April 2023 Offering (“the Initial Exercise Date”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the April 2023 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The April 2023 Common Warrants are exercisable for 5.5 years following the Initial Exercise Date. The April 2023 Common Warrants are subject to a provision prohibiting the exercise of such April 2023 Common Warrants to the extent that, after giving effect to such exercise, the holder of such April 2023 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the April 2023 Common Warrants have a tender offer provision, the April 2023 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the April 2023 Common Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

To date, all of the 1,170,860 April 2023 Pre-Funded Warrants have been exercised and none of the 1,570,680 April 2023 Common Warrants have been exercised.

August 2023 Offering

Subsequent to the current period, on August 9, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 666,925 shares of common stock, pre-funded warrants to purchase up to an aggregate of 3,948,460 shares of common stock, and common stock warrants to purchase up to an aggregate of 4,615,385 shares of common stock, at a combined purchase price of $0.65 per share and warrant. Aggregate gross proceeds from the August 2023 Offering were approximately $3.0 million and the August 2023 Offering closed on August 14, 2023.

The August 2023 Pre-Funded Warrants have an exercise price equal to $0.0001, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the August 2023 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2023 Pre-Funded Warrants are exercisable until they are exercised in full. The August 2023 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such August 2023 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such August 2023 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder).

The August 2023 Common Warrants have an exercise price equal to $0.65 per share, are immediately exercisable upon the closing of the August 2023 Offering (the “Initial Exercise Date”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the August 2023 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2023 Common Warrants are exercisable for 5 years following the Initial Exercise Date. The August 2023 Common Warrants are subject to a provision prohibiting the exercise of such August 2023 Common Warrants to the extent that, after giving effect to such exercise, the holder of such August 2023 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder).

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

Intangible Assets and In-Process Research and Development (“IPR&D”)

As of December 31, 2022, the carrying amount of the IP R&D assets on the balance sheet was $12,405,084 (which consists of carrying value of $1,462,084 and $10,943,000 related to the Company’s CBR Pharma subsidiary and its 180 LP subsidiary, respectively). Per the valuation obtained from a third party as of year-end, the fair market value of the Company’s IP R&D assets was determined to be $9,063,000 (which consists of fair market values of $0 and $9,063,000 related to the Company’s CBR Pharma subsidiary and 180 LP subsidiary, respectively). As of this measurement date, the carrying value of the CBR Pharma and 180 LP subsidiaries’ assets exceeded their fair market values by $1,462,084 and $1,880,000, respectively. As such, management determined that the consolidated IP R&D assets were impaired by $3,342,084, and in order to recognize the impairment, the Company recorded a loss for this amount during the fourth quarter of 2022, which appears as a loss on impairment of IP R&D assets on the income statement. This reduced the IP R&D asset balances of its CBR Pharma subsidiary and its 180 LP subsidiary to zero and $9,063,000, respectively, as of December 31, 2022; the total consolidated IP R&D asset balance is $9,063,000 after impairment.

As of June 30, 2023, the carrying amount of the IP R&D assets on the balance sheet was $9,063,000 (which consists of a balance related to the Company’s 180 LP subsidiary); the Company typically assesses asset impairment on an annual basis unless a triggering event or other facts or circumstances indicate that evaluation should be performed at an earlier date. At the end of the current period, the Company assessed general economic conditions, industry and market considerations, the Company’s financial performance and all relevant legal, regulatory, and political factors that might indicate the possibility of impairment and concluded that, when these factors were collectively evaluated, it is more likely than not that the asset is not impaired. The Company and its management will continue to perform intangible assets and IP R&D assets impairment testing on an annual basis, or as needed if there are changes to the composition of its reporting unit or facts or circumstances are present which indicate the possibility of impairment.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2023.

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

Remediation Plan

Management continues to take steps to develop and enhance its internal controls over financial reporting, and has implemented the following controls to remediate the material weakness which existed as of December 31, 2022 (as noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022) beginning in Q1 of 2023, including:

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

Management will consider the material weakness which existed as of December 31, 2022 to be fully remediated once the controls have been operating effectively for sufficient contiguous reporting periods, and after Management has validated the effective operation of the controls through testing.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Commission on March 31, 2023, under the heading “Risk Factors”, except as discussed below, which risk factors in the Annual Report on Form 10-K, and below, investors should review prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2022, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Our outstanding options and warrants may adversely affect the trading price of our securities.

As of August 14, 2023, we had (i) outstanding stock options to purchase an aggregate of 147,956 shares of common stock at a weighted average exercise price of $85.20 per share; (ii) outstanding pre-funded warrants to purchase 3,948,460 shares of common stock; and (iii) outstanding warrants to purchase 9,621,793 shares of common stock at a weighted average exercise price of $11.64 per share (when not including the pre-funded warrants). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, including (a) options to purchase 147,956 shares of common stock with a weighted average exercise price of $85.20 per share; (b) pre-funded warrants to purchase 3,948,460 shares of common stock; and (c) warrants to purchase 9,621,793 shares of common stock with a weighted average exercise price of $11.64 per share. If a significant number of shares were sold, such sales would increase the supply of our common stock, thereby potentially causing a decrease in its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

Provisions of certain outstanding warrants could discourage an acquisition of us by a third party.

Provisions of certain outstanding warrants could make it more difficult or expensive for a third party to acquire us. Certain outstanding warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under each of the outstanding warrants issued in connection with the July 2022 Offering, the December 2022 Offering, the April 2023 Offering and August 2023 offering (each as defined and/or discussed herein), respectively. Further, such outstanding warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such warrants at a price described in the applicable warrants (based on the Black Scholes Value of such warrants). These and other provisions of the Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to stockholders.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. Up to $125,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 that we filed with the Commission on June 3, 2022, and which was declared effective on June 24, 2022. However, as of August 14, 2023, our public float was less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using our shelf registration statement on Form S-3 is limited to an aggregate of one-third of our public float. At such time as our public float again exceeds $75 million, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by such rules. Additionally, if our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2023, and for the period from July 1, 2023, to the filing date of this report which have not previously been reported in a Current Report on Form 8-K.

* * * * *

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
1.1	Placement Agent Agreement, dated April 5, 2023, between 180 Life Sciences Corp. and A.G.P./Alliance Global Partners		8-K	001-38105	10.1	4/10/2023
4.1	Form of Pre-Funded Warrant (April 2023 Offering)		8-K	001-38105	4.1	4/10/2023
4.2	Form of Common Warrant (April 2023 Offering)		8-K	001-38105	4.2	4/10/2023
10.1+	Securities Purchase Agreement, dated April 5, 2023, by and between 180 Life Sciences Corp. and the Purchaser		8-K	001-38105	10.1	4/10/2023
10.2	Warrant Agent Agreement for Pre-Funded Warrants, dated April 10, 2023 by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company		8-K	001-38105	10.2	4/10/2023
10.3	Warrant Agent Agreement for Common Warrants, dated April 10, 2023 by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company		8-K	001-38105	10.3	4/10/2023
10.4	Form of Lock-Up Agreement (April 2023 Offering)		8-K	001-38105	10.4	4/10/2023
10.5#	Third Amendment to Employment Agreement dated April 27, 2023 and effective as of January 1, 2023, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D.		8-K	001-38105	10.1	4/28/2023
10.6#	Third Amendment to Employment Agreement dated April 27, 2023 and effective as of January 1, 2023, between 180 Life Sciences Corp. and Ozan Pamir		8-K	001-38105	10.2	4/28/2023
10.7#	Third Amendment to Employment Agreement dated April 27, 2023 and effective as of January 1, 2023, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D.		8-K	001-38105	10.3	4/28/2023
10.8	Amendment No. 1 to Common Stock Purchase Warrant between 180 Life Sciences Corp. and the warrant holder, dated April 5, 2023		10-Q	001-38105	10.11	5/15/2023
10.9	Amended and Corrected Third Amendment to Employment Agreement dated May 9, 2023, between 180 Life Sciences Corp. and Ozan Pamir		10-Q	001-38105	10.12	5/15/2023
10.10#	First Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan		8-K	001-38105	10.2	7/10/2023
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory plan or arrangement.

+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: August 15, 2023	By:	/s/ James N. Woody, M.D., Ph.D.
James N. Woody, M.D., Ph.D., Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2023	By:	/s/ Ozan Pamir
Ozan Pamir Chief Financial Officer (Principal Financial and Accounting Officer)