Form 10-Q
period 2023-09-30
180 Life Sciences Corp.
filed 2023-11-09
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, 7,475,455 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

		Page
PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2023 and 2022	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36

ITEM 4.	Controls and Procedures	36

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings.	38

ITEM 1A.	Risk Factors.	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	47

ITEM 3.	Defaults Upon Senior Securities.	47

ITEM 4.	Mine Safety Disclosures.	47

ITEM 5.	Other Information.	47

ITEM 6.	Exhibits.	48

Signatures		49

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets:
Cash	$2,662,520	$6,970,110
Prepaid expenses and other current assets	708,377	1,958,280
Total Current Assets	3,370,897	8,928,390
Intangible assets, net	1,587,188	1,658,858
In-process research and development	-	9,063,000
Total Assets	$4,958,085	$19,650,248
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$1,713,164	$1,801,210
Accounts payable – related parties	51,227	-
Accrued expenses	2,375,660	2,284,516
Accrued expenses - related parties	328,303	188,159
Loans payable - current portion	332,885	1,308,516
Derivative liabilities	5,605	75,381
Total Current Liabilities	4,806,844	5,657,782

Loans payable – noncurrent portion	22,216	31,189
Deferred tax liability	278,352	2,617,359
Total Liabilities	5,107,412	8,306,330
Commitments and contingencies (Note 8)
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,738,456 and 3,746,906 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	674	375
Additional paid-in capital	128,815,362	121,637,611
Accumulated other comprehensive income	(2,848,811)	(2,885,523)
Accumulated deficit	(126,116,552)	(107,408,545)
Total Stockholders’ (Deficit) Equity	(149,327)	11,343,918
Total Liabilities and Stockholders’ (Deficit) Equity	$4,958,085	$19,650,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating Expenses:
Research and development	$972,113	$583,177	$2,339,863	$1,688,474
Research and development - related parties	132,881	53,347	481,027	158,401
General and administrative	2,433,193	3,418,628	9,204,122	10,405,933
General and administrative - related parties	-	-	-	5,261
Total Operating Expenses	3,538,187	4,055,152	12,025,012	12,258,069
Loss From Operations	(3,538,187)	(4,055,152)	(12,025,012)	(12,258,069)

Other Income (Expense):
Interest expense	(11,634)	(7,348)	(34,796)	(22,117)
Interest (expense) income – related parties	-	(1,536)	-	1,495
Loss on goodwill impairment	-	(18,872,850)	-	(18,872,850)
Loss on IP R&D asset impairment	(9,063,000)	-	(9,063,000)	-
Change in fair value of derivative liabilities	2,036	1,449,908	69,776	14,167,560
Total Other Expense, Net	(9,072,598)	(17,431,826)	(9,028,020)	(4,725,912)
Net Loss Before Income Taxes	(12,610,785)	(21,486,978)	(21,053,032)	(16,983,981)
Income tax benefit	2,345,025	-	2,345,025	-
Net Loss	(10,265,760)	(21,486,978)	(18,708,007)	(16,983,981)

Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	51,316	(1,871,072)	36,712	(4,507,204)
Total Comprehensive Loss	$(10,214,444)	$(23,358,050)	$(18,671,295)	$(21,491,185)

Basic and Diluted Net Loss per Common Share
Basic	$(1.29)	$(10.97)	$(3.31)	$(9.49)
Diluted	$(1.29)	$(10.97)	$(3.31)	$(9.49)

Weighted Average Number of Common Shares Outstanding:
Basic	7,951,954	1,959,087	5,658,831	1,790,176
Diluted	7,951,954	1,959,087	5,658,831	1,790,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

(unaudited)

	For The Three and Nine Months Ended September 30, 2023
			Additional	Accumulated Other		Total Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance - January 1, 2023	3,746,906	$375	$121,637,611	$(2,885,523)	$(107,408,545)	$11,343,918
Stock-based compensation	-	-	557,421	-	-	557,421
Comprehensive (loss) income:
Net loss	-	-	-	-	(4,762,078)	(4,762,078)
Other comprehensive income	-	-	-	663	-	663
Balance - March 31, 2023	3,746,906	375	122,195,032	(2,884,860)	(112,170,623)	7,139,924
Issuance of April 2023 pre-funded and common warrants, net(a)	-	-	2,337,706	-	-	2,337,706
Shares issued from exercise of April 2023 pre-funded warrants(a)	1,170,680	117	-	-	-	117
Share issued in connection with April 2023 Offering, net(a)	400,000	40	382,142	-	-	382,182
Stock based compensation	-	-	551,310	-	-	551,310
Comprehensive loss:
Net loss	-	-	-	-	(3,680,169)	(3,680,169)
Other comprehensive loss	-	-	-	(15,267)	-	(15,267)
Balance - June 30, 2023	5,317,586	532	125,466,190	(2,900,127)	(115,850,792)	6,715,803
Shares issued for professional services to directors	90,485	9	60,615	-	-	60,624
Issuance of August 2023 pre-funded and common warrants, net(b)	-	-	2,459,282	-	-	2,459,282
Shares issued from exercise of August 2023 pre-funded warrants(b)	663,460	66	-	-	-	66
Shares issued in connection with August 2023 Offering, net(b)	666,925	67	245,281	-	-	245,348
Stock based compensation	-	-	583,994	-	-	583,994
Comprehensive loss:
Net loss	-	-	-	-	(10,265,760)	(10,265,760)
Other comprehensive income	-	-	-	51,316	-	51,316
Balance – September 30, 2023	6,738,456	$674	$128,815,362	$(2,848,811)	$(126,116,552)	$(149,327)

(a)	Consists of $2,999,882 of gross proceeds from the April 2023 Offering; gross proceeds of $421,527 are related to common shares issued (with related placement agent fees of $39,343), gross proceeds of $1,233,564 are related to pre-funded warrants issued (with related placement agent fees of $115,134) and gross proceeds of $1,344,791 are related to common warrants issued (with related placement agent fees of $125,516). At the end of the current period, all 1,170,680 April 2023 pre-funded warrants were exercised for proceeds of $117.

(b)	Consists of $2,999,605 of gross proceeds from the August 2023 Offering; gross proceeds of $272,106 are related to common shares issued (with related placement agent fees of $26,758), gross proceeds of $1,449,470 are related to pre-funded warrants issued (with related placement agent fees of $142,538) and gross proceeds of $1,278,029 are related to common warrants issued (with related placement agent fees of $125,679). At the end of the period, 663,460 August 2023 pre-funded warrants were exercised for proceeds of $66.

	For The Three and Nine Months Ended September 30, 2022
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	1,701,799	$170	$107,187,371	$817,440	$(68,682,286)	$39,322,695
Shares issued for professional services to directors	2,566	1	149,717	-	-	149,718
Stock based compensation	-	-	596,467	-	-	596,467
Comprehensive income (loss):
Net income	-	-	-	-	1,563,713	1,563,713
Other comprehensive loss	-	-	-	(728,081)	-	(728,081)
Balance - March 31, 2022	1,704,365	171	107,933,555	89,359	(67,118,573)	40,904,512
Shares issued for professional services to directors	2,229	-	60,627	-	-	60,627
Stock based compensation	600	-	795,052	-	-	795,052
Comprehensive income (loss):
Net income	-	-	-	-	2,939,284	2,939,284
Other comprehensive loss	-	-	-	(1,908,051)	-	(1,908,051)
Balance – June 30, 2022	1,707,194	171	108,789,234	(1,818,692)	(64,179,289)	42,791,424
Shares issued for professional services to directors	2,756	-	60,622	-	-	60,622
Issuance of pre-funded warrants (c)	-	-	2,562,265	-	-	2,562,265
Shares issued from exercise of pre-funded warrants (c)	77,354	8	147	-	-	155
Shares issued in connection with July 2022 Offering (c)	175,000	17	3,407,473	-	-	3,407,490
Stock based compensation	-	-	611,461	-	-	611,461
Comprehensive income (loss):
Net loss	-	-	-	-	(21,486,978)	(21,486,978)
Other comprehensive loss	-	-	-	(1,871,072)	-	(1,871,072)
Balance September 30, 2022	1,962,304	$196	$115,431,202	$(3,689,764)	$(85,666,267)	$26,075,367

(c)	Consists of $6,499,737 of gross proceeds from the July 2022 Offering; gross proceeds of $3,710,000 are related to the common shares and common warrants issued and includes $302,510 in related placement agent fees and other offering costs, and $2,789,737 in gross proceeds are in connection with the pre-funded warrants and includes $227,472 in related placement agent fees and other offering costs. At the end of the period, 1,547,076 July 2022 pre-funded warrants were exercised for proceeds of $155.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net Loss	$(18,708,007)	$(16,983,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
Shares issued for services	60,624	270,967
Amortization of stock options and restricted stock units	1,692,725	2,002,980
Amortization of intangibles	83,015	71,396
Loss on IP R&D asset impairment	9,063,000	-
Loss on goodwill impairment	-	18,872,850
Change in fair value of derivative liabilities	(69,776)	(14,167,560)
Deferred tax benefit	(2,345,025)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,273,033	36,340
Accounts payable	(99,169)	428,632
Accounts payable – related parties	51,227	-
Accrued expenses	94,778	127,449
Accrued expenses – related parties	141,366	140,097
Total adjustments	9,945,798	7,783,151
Net Cash Used In Operating Activities	(8,762,209)	(9,200,830)

Cash Flows From Financing Activities
Proceeds from sale of July 2022 Offering stock and warrants	-	6,499,737
Proceeds from sale of April 2023 Offering stock and warrants	2,999,882	-
Proceeds from sale of August 2023 Offering stock and warrants	2,999,606	-
Proceeds from exercise of July 2022 Offering pre-funded warrants	-	155
Proceeds from exercise of April 2023 Offering pre-funded warrants	117	-
Proceeds from exercise of August 2023 Offering pre-funded warrants	66	-
Payment of offering costs in connection with July 2022 Offering stock and warrants	-	(529,982)
Payment of offering costs in connection with April 2023 Offering stock and warrants	(279,994)	-
Payment of offering costs in connection with August 2023 Offering stock and warrants	(294,976)	-
Repayment of loans payable	(985,175)	(1,491,986)
Net Cash Provided By Financing Activities	4,439,526	4,477,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

Effect of Exchange Rate Changes on Cash	15,093	87,037

Net Decrease In Cash	(4,307,590)	(4,635,869)
Cash - Beginning of Period	6,970,110	8,224,508
Cash - End of Period	$2,662,520	$3,588,639

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$21,722	$13,423

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. As of September 30, 2023, the Company had an accumulated deficit of $126,116,552 and a working capital deficit of $1,435,947, and for the three and nine months ended September 30, 2023, net losses of $10,265,760 and $18,708,007, respectively, and for the nine months ended September 30, 2023, cash used in operating activities of $8,762,209. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. On April 5, 2023, the Company entered into a Securities Purchase Agreement with a certain purchaser in which the Company agreed to sell an aggregate of 400,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of approximately 1.2 million shares of common stock (“April 2023 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of approximately 1.6 million shares of common stock (the “April 2023 Common Warrants”), for gross proceeds of approximately $3.0 million (see Note 9 – Stockholders’ Equity for additional information).

On August 9, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, in addition to certain purchasers who relied on the Company’s registration statement filed with the SEC on July 25, 2023, which became effective on August 9, 2023, in which the Company agreed to sell an aggregate of approximately 667,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of approximately 3.9 million shares of common stock (“August 2023 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of approximately 4.6 million shares of common stock (the “August 2023 Common Warrants”), for gross proceeds of approximately $3.0 million (see Note 9 – Stockholders’ Equity for additional information).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2022, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these condensed consolidated financial statements include, but are not limited to, the fair value of financial instruments warrants, options and equity shares, as well as the valuation of stock-based compensation and the estimates and assumptions related to impairment analysis of in-process research and development assets.

Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries was the British Pound (“GBP”) (1.2386 and 1.2098 GBP to 1 US dollar, each as of September 30, 2023 and December 31, 2022, respectively) for balance sheet accounts, while expense accounts are translated at the weighted average exchange rate for the period (1.2655 and 1.1772 GBP to 1 US dollar for each of the three months ended September 30, 2023 and 2022, respectively, and 1.2442 and 1.2597 GBP to 1 US dollar each for the nine months ended September 30, 2023 and 2022, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ (deficit) equity as a component of accumulated other comprehensive (loss) income.

Comprehensive (loss) income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three months ended September 30, 2023 and 2022, the Company recorded other comprehensive income (loss) of $51,316 and ($1,871,072), respectively, as a result of foreign currency translation adjustments. During the nine months ended September 30, 2023 and 2022, the Company recorded other comprehensive income (loss) of $36,712 and ($4,507,204), respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($2,952) and ($1,485) of foreign currency transaction losses for the three and nine months ended September 30, 2023, respectively, and recognized ($14,031) and ($14,151) of foreign currency transaction losses for the three and nine months ended September 30, 2022, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

In-Process Research and Development (“IP R&D”)

IP R&D assets represent the fair value assigned to technologies that were acquired on July 16, 2019 in connection with the transaction whereby the Company acquired each of Katexco Pharmaceuticals Corp., CBR Pharma (defined below) and 180 LP (defined below), which have not reached technological feasibility and have no alternative future use. IP R&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IP R&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IP R&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IP R&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may record a full or partial impairment charge related to the IP R&D assets, calculated as the excess of the carrying value of the IP R&D assets over their estimated fair value.

As of December 31, 2022, the carrying amount of the IP R&D assets on the balance sheet was $12,405,084 (which consists of carrying amounts of $1,462,084 and $10,943,000 related to the Company’s CannBioRex Pharmaceuticals Corp. (“CBR Pharma”) subsidiary and its 180 Therapeutics L.P. (“180 LP”) subsidiary, respectively). Per the valuation obtained from a third party as of year-end, the fair market value of the Company’s IP R&D assets was determined to be $9,063,000 (which consisted of fair values of $0 and $9,063,000 related to the Company’s CBR Pharma subsidiary and 180 LP subsidiary, respectively). As of that measurement date, the carrying values of the CBR Pharma and 180 LP subsidiaries’ assets exceeded their fair market values by $1,462,084 and $1,880,000, respectively. As such, management determined that the consolidated IP R&D assets were impaired by $3,342,084 and, in order to recognize the impairment, the Company recorded a loss for this amount during the fourth quarter of 2022, which appeared as a loss on IP R&D asset impairment on the income statement. This reduced the IP R&D asset balances of its CBR Pharma subsidiary and its 180 LP subsidiary to zero and $9,063,000, respectively, as of December 31, 2022; and the total consolidated IP R&D asset balance was $9,063,000 after impairment.

As of December 31, 2022, the carrying amount of the IP R&D assets on the balance sheet was $9,063,000 (which consists of a balance related to the Company’s 180 LP subsidiary); the Company typically assesses asset impairment on an annual basis unless a triggering event or other facts or circumstances indicate that an evaluation should be performed at an earlier date. As of September 30, 2023, the Company assessed the most recent delays in its commercialization timeline, general economic conditions, industry and market considerations, the Company’s financial performance and all relevant legal, regulatory, and political factors that might indicate the possibility of impairment and concluded that, when these factors were collectively evaluated, it is more likely than not that the asset is impaired. The Company recorded a loss in the amount of $9,063,000, which appears as a loss on impairment to IP R&D assets on the income statement. As a result, as of September 30, 2023, the carrying amount of the IP R&D assets on the balance sheet became $0 (nil).

As a result of the write-off of the IP R&D assets on the balance sheet and the loss on impairment to IP R&D assets on the income statement, the Company recorded a decrease in its deferred tax liability relating to the impairment of the IP R&D assets of $2.3 million as income tax benefit relating to impairment of the IP R&D assets in the same amount on the income statement for the period ended September 30, 2023.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive.

The following table details the net loss per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(10,265,760)	$(21,486,978)	$(18,708,007)	$(16,983,981)

Weighted average shares outstanding (denominator for basic earnings per share)	7,951,954	1,959,087	5,658,831	1,790,176

Weighted average shares and assumed potential common shares (denominator for diluted earnings per share, treasury method)	7,951,954	1,959,087	5,658,831	1,790,176

Basic loss per share	$(1.29)	$(10.97)	$(3.31)	$(9.49)
Diluted loss per share	$(1.29)	$(10.97)	$(3.31)	$(9.49)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Options	-	162,957	-	162,957
Warrants	3,284,483	864,300	3,284,483	864,300
Total potentially dilutive shares	3,284,483	1,027,257	3,284,483	1,027,257

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

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Insurance	$208,064	$1,027,292
Research and development expense tax credit receivable	51,639	546,563
Professional fees	369,906	310,017
Value-added tax receivable	53,134	48,774
Income taxes	25,634	25,634
	$708,377	$1,958,280

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Consulting fees	$582,476	$531,829
Professional fees	125,000	3,945
Litigation accrual (1)	49,999	125,255
Employee and director compensation	1,367,453	1,558,024
Research and development fees	175,165	22,023
Interest	66,415	36,422
Other	9,152	7,018
	$2,375,660	$2,284,516

(1)	See Note 8 - Commitments and Contingencies, Legal Matters.

As of September 30, 2023 and December 31, 2022, accrued expenses - related parties were $328,303 and $188,159, respectively. See Note 10 - Related Parties for details.

NOTE 6 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities (except the Public SPAC Warrants as defined below, which are Level 1 derivative liabilities) that are measured at fair value on a recurring basis:

	Warrants
	Public	Private
	SPAC	SPAC	PIPE	Other	Total
Balance as of January 1, 2023	$31,625	$1,256	$42,100	$400	$75,381
Change in fair value of derivative liabilities	(21,390)	(1,005)	(30,600)	(328)	(53,323)
Balance as of March 31, 2023	$10,235	$251	$11,500	$72	$22,058
Change in fair value of derivative liabilities	(4,600)	(251)	(9,500)	(66)	(14,417)
Balance as of June 30, 2023	$5,635	$-	$2,000	$6	$7,641
Change in fair value of derivative liabilities	(230)	-	(1,800)	(6)	(2,036)
Balance as of September 30, 2023	$5,405	$-	$200	$-	$5,605

The fair value of the derivative liabilities as of September 30, 2023, and December 31, 2022 was estimated using the Black Scholes option pricing model, with the following assumptions used:

September 30, 2023
Risk-free interest rate	4.94% - 5.50%
Expected term in years	0.84 – 2.40
Expected volatility	100.0% - 110.0%
Expected dividends	0%
Market Price	$0.61

December 31, 2022
Risk-free interest rate	2.30% - 4.50%
Expected term in years	1.59 – 3.90
Expected volatility	76.0% - 105.0%
Expected dividends	0%
Market Price	$3.39

SPAC Warrants

Public SPAC Warrants

Participants in KBL’s initial public offering received an aggregate of 11,500,000 Public SPAC Warrants (“Public SPAC Warrants”), all of which are outstanding as of September 30, 2023. Each Public SPAC Warrant entitles the holder to purchase one-fortieth of one share of the Company’s common stock at an exercise price of $5.75 per 1/40th of one share, or $230.00 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Public SPAC Warrants; the Public SPAC Warrants are currently exercisable and will expire on November 6, 2025, or earlier upon redemption or liquidation. Management has determined that the Public SPAC Warrants contain a tender offer provision which could result in the Public SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature results in the Public SPAC Warrants being precluded from equity classification. Accordingly, the Public SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Public SPAC Warrants were revalued on September 30, 2023 at $5,405, which resulted in decreases of $230 and $26,220 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2023, respectively. The Public SPAC Warrants were revalued on September 30, 2022 at $592,250, which resulted in decreases of $1,246,600 and $7,456,600 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2022, respectively.

Private SPAC Warrants

Participants in KBL’s initial private placement received an aggregate of 502,500 Private SPAC Warrants (“Private SPAC Warrants”), all of which are outstanding as of September 30, 2023. Each Private SPAC Warrant entitles the holder to purchase one-fortieth of one share of the Company’s common stock at an exercise price of $5.75 per 1/40th of one share, or $230.00 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Private SPAC Warrants; the Private SPAC Warrants are currently exercisable and will expire on November 6, 2025, or earlier upon redemption or liquidation. Management has determined that the Private SPAC Warrants contain a tender offer provision which could result in the Private SPAC Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature (amongst others) results in the Private SPAC Warrants being precluded from equity classification. Accordingly, the Private SPAC Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The Private SPAC Warrants were revalued on September 30, 2023 at $0, which resulted in decreases of $0 and $1,256 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2023, respectively. The Private SPAC Warrants were revalued on September 30, 2022 at $20,100, which resulted in decreases of $10,050 and $447,225 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2022, respectively.

PIPE Warrants

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 128,200 shares of common stock at an exercise price of $100.00 per share in connection with the private offering (see Note 9 – Stockholders’ Equity, Common Stock). The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the PIPE Warrants are liability-classified and are recorded as derivative liabilities. The PIPE Warrants were revalued on September 30, 2023 at $200, which resulted in decreases of $1,800 and $41,900 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2023, respectively. The PIPE Warrants were revalued on September 30, 2022 at $433,600, which resulted in decreases of $188,000 and $6,082,700 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2022, respectively.

Other Warrants

AGP Warrants

On March 12, 2021, the Company issued warrants to Alliance Global Partners (“AGP” and the “AGP Warrants”) to purchase up to an aggregate of 3,183 shares of the Company’s common stock at a purchase price of $105.60 per share, subject to adjustment, in full satisfaction of the existing AGP Warrant Liability. The exercise of the AGP Warrants is limited at any given time to prevent AGP from exceeding beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrants are exercisable at any time between May 2, 2021 and May 2, 2025. The AGP Warrants do not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrants that do not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrants will continue to be liability-classified. The AGP Warrants were revalued on September 30, 2023 at $0, which resulted in decreases of $6 and $400 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2023, respectively. The AGP Warrants were revalued on September 30, 2022 at $6,633, which resulted in decreases of $3,762 and $137,698 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2022, respectively.

Alpha Warrants

In connection with that certain Mutual Release and Settlement Agreement dated July 31, 2021 (agreed to on July 29, 2021) between the Company and Alpha Capital Anstal (“Alpha” and the “Alpha Settlement Agreement”), the Company issued three-year warrants for the purchase of 1,250 shares of the Company’s common stock at an exercise price of $141.40 per share (the “Alpha Warrant Liability” and the “Alpha Warrants”). The exercise of shares of the Alpha Warrants is limited at any given time to prevent Alpha from exceeding a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrants are exercisable until August 2, 2024. The Alpha Warrants do not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the Alpha Warrants that do not meet the limited exception in the case of a change-in-control. Accordingly, the Alpha Warrants are liability-classified and are recorded as a warrant liability. The Alpha Warrants were revalued on September 30, 2023 at $0, which did not result in any change in the fair value of the derivative liabilities during the three and nine months ended September 30, 2023. The Alpha Warrants were revalued on September 30, 2022 at $224, which resulted in decreases of $1,496 and $43,337 in the fair value of the derivative liabilities during the three and nine months ended September 30, 2022, respectively.

Warrant Activity

As the number of liability-classified warrants are less than 10% of the total outstanding warrants as of September 30, 2023, the summary of warrant activity is included in Note 9 – Stockholders’ Equity.

NOTE 7 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the nine months ended September 30, 2023:

	Principal balance at December 31, 2022	Principal repaid in cash	Effect of foreign exchange rates	Principal balance at September 30, 2023

Bounce Back Loan	$43,129	$(9,155)	$508	$34,482
First Insurance - 2022	1,060,890	(976,020)	-	84,870
Other loans payable	235,686	-	63	235,749
Total loans payable	$1,339,705	$(985,175)	$571	$355,101
Less: loans payable – current portion	1,308,516			332,885
Loans payable – noncurrent portion	$31,189			$22,216

Interest Expense on Loans Payable

For the three months ended September 30, 2023 and 2022, the Company recognized interest expense associated with loans payable of $11,633 and $7,348, respectively, and interest expense — related parties associated, with loans payable of $0 and $1,536, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized interest expense associated with loans payable of $34,796 and $22,117, respectively, and interest income — related parties associated with loans payable of $0 and $1,495, respectively.

As of September 30, 2023, the Company had accrued interest and accrued interest — related parties, associated with loans payable of $66,415 and $0, respectively. As of December 31, 2022, the Company had accrued interest and accrued interest — related parties associated with loans payable of $37,960 and $16,770, respectively. Accrued interest is recorded within accrued expenses and appears under that caption on the balance sheet; accrued interest – related parties is recorded within accrued expenses – related parties and appears under that caption on the balance sheet. See Note 10 — Related Parties for additional details.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2022 and September 30, 2023.

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

On February 18, 2022, Tyche filed an Amended Answer, Counterclaims and Third-Party Complaint.  On March 22, 2022, the Company and each of the Individual Company Defendants filed a Motion to Dismiss all of Tyche’s claims.  A hearing on such Motion to Dismiss was held on August 25, 2022, and the Court granted the Motion to Dismiss entirely as to each of the Individual Company Defendants, and also as to three of the four Counterclaims brought against the Company, only leaving Tyche’s declaratory relief claim. On September 9, 2022, Tyche filed a Notice of Appeal as to the Court’s decision, which has never been briefed or adjudicated. On August 26, 2022, Tyche filed a Motion to vacate or modify the Company’s existing attachment Order against Tyche’s shares of the Company’s stock held in escrow. The Company filed its Opposition thereto, and the Court summarily denied such Motion without hearing on January 3, 2023.  Tyche subsequently filed a Notice of Appeal as to that denial and filed its Opening Brief on January 30, 2023.  The Company filed its opposition brief on March 2, 2023, and the matter was taken under submission by the Appellate Court.  On May 4, 2023, the Appellate Court issued its decision unanimously affirming the ruling of the lower Court in the Company’s favor.

On January 30, 2023, the Company filed a Notice of Motion for Summary Judgment and to Dismiss Affirmative Defenses against Tyche. Tyche filed opposition thereto, and hearings on the Company’s Motion were ultimately held on September 11 and 19, 2023. In its ruling, the Court granted the Company’s Motion, but referred the question as to the amount of the Company’s damages against Tyche to a special referee. The Court and the parties are now in the process of appointing the special referee so that a determination can be made as to the amount of the Company’s damages against Tyche. The Company intends to continue to vigorously pursue its claims against Tyche, and the Company and the Individual Company Defendants intend to continue to vigorously defend against all of Tyche’s claims should they be appealed; however, there can be no assurance that they will be successful in such endeavors.

Action Against Ronald Bauer & Samantha Bauer

The Company and two of its wholly-owned subsidiaries, Katexco Pharmaceuticals Corp. and CannBioRex Pharmaceuticals Corp. (collectively, the “Company Plaintiffs”), initiated legal action against Ronald Bauer and Samantha Bauer, as well as two of their companies, Theseus Capital Ltd. and Astatine Capital Ltd. (collectively, the “Bauer Defendants”), in the Supreme Court of British Columbia on February 25, 2022. The Company Plaintiffs are seeking damages against the Bauer Defendants for misappropriated funds and stock shares, unauthorized stock sales, and improper travel expenses, in the combined sum of at least $4,395,000 CAD [$3,257,574 USD] plus the additional sum of $2,721,036 USD (which relate to the same, aforementioned damages). The Bauer Defendants filed an answer to the Company Plaintiffs’ claims on May 6, 2022. There can be no assurance that the Company Plaintiffs will be successful in this legal action.

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

On August 4, 2023, the Court granted the Company’s request to file a second motion for partial summary judgment in this case, this one being on the issue of whether AmTrust should be required to advance to the Company the defense costs being incurred by Dr. Marlene Krauss and George Hornig during the pendency of the case.  The Company filed such Motion for Partial Summary Judgment, and it has now been fully briefed by the parties. The hearing date for such motion is January 11, 2024.  The parties have commenced written discovery proceedings against each other, and it is anticipated that depositions will also occur. The Company intends to continue to vigorously pursue this matter in order to establish the Company’s entitlement to full payment by both AmTrust and Freedom of the subject advancement expenses of the Company.

While the Company continues to believe it has a strong case against both AmTrust and Freedom and believes the Court ruling in its favor in regards to the matters discussed above is a significant positive outcome for the Company, there can be no assurance that the Company will prevail in this action.

NASDAQ Bid Price Deficiency Notice

On September 7, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”).

The letter indicated that the Company was provided 180 calendar days (or until March 5, 2024) in which to regain compliance. If at any time during this 180-calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance and the matter will be closed.

Alternatively, if the Company fails to regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market (except for the Bid Price Requirement) and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is not otherwise eligible, the Staff will provide the Company with written notification that its securities are subject to delisting from The Nasdaq Capital Market. At that time, the Company may appeal the delisting determination to a Hearings Panel.

The Company intends to consider all options to regain compliance with all Nasdaq continued listing requirements.

The Company’s receipt of the letter from Nasdaq did not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

NASDAQ Shareholder Approval Violation Notice

On October 11, 2023, the Company received a letter from Nasdaq that the Company failed to comply with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price (as defined in Nasdaq’s rules).

The letter indicated that the Nasdaq staff has determined that the August 2023 financing completed by the Company was not a public offering for the purposes of Nasdaq’s shareholder approval rules due to the type of offering and a single investor purchasing 98% of the offering.

The letter also indicated that the Company has 45 calendar days to submit a plan to regain compliance and if the plan is accepted, the Company can be granted an extension of up to 180 calendar days from the date of the letter.

The Company intends to submit, within the requisite period, a plan to regain compliance under the Nasdaq Listing Rules. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with the applicable listing requirements.

The Company’s receipt of these Nasdaq letters does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The April 2023 Pre-Funded Warrants had an exercise price equal to $0.0001, were immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the April 2023 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The April 2023 Pre-Funded Warrants are exercisable until they are exercised in full. The April 2023 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such April 2023 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such April 2023 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the April 2023 Pre-Funded Warrants have a tender offer provision, the April 2023 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the April 2023 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

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

As of September 30, 2023, all 1,170,680 of the April 2023 Pre-Funded Warrants have been exercised for a value of $117; and there are no unexercised April 2023 Pre-Funded Warrants remaining as of the end of the third quarter of 2023. No April 2023 Common Warrants have been exercised as of September 30, 2023.

Amendment to July and December 2022 Common Warrants

On April 5, 2023, the Company entered into an amendment to the common warrant agreements for the July 2022 and December 2022 Offerings, whereby warrants to purchase up to 306,604 shares (with an original exercise price of $21.20 per share and an expiration date of January 20, 2028) and the warrants to purchase up to 2,571,429 shares (with an original exercise price of $3.50 per share and an expiration date of June 22, 2028), respectively, were amended to have an exercise price of $1.78 per share and an expiration date of October 10, 2028. The Company accounted for the amendment as a warrant modification, whereby the effect of the modification is measured as the difference in its relative fair value immediately before the modification and after the modification; and any increase to the relative fair value is recognized as an equity issuance cost.

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

August 2023 Offering

On August 9, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, in addition to certain purchasers who relied on the Company’s registration statement filed with the SEC on July 25, 2023, which became effective on August 9, 2023, pursuant to which the Company agreed to sell an aggregate of 666,925 shares of common stock, pre-funded warrants to purchase up to an aggregate of 3,948,460 shares of common stock, and common stock warrants to purchase up to an aggregate of 4,615,385 shares of common stock at a combined purchase price of $0.65 per share and warrant (the “August 2023 Offering”). Aggregate gross proceeds from the August 2023 Offering were approximately $3.0 million, and the August 2023 Offering closed on August 14, 2023.

The August 2023 Pre-Funded Warrants have an exercise price equal to $0.0001, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the August 2023 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2023 Pre-Funded Warrants are exercisable until they are exercised in full. The August 2023 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such August 2023 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such August 2023 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the August 2023 Pre-Funded Warrants have a tender offer provision, the August 2023 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the August 2023 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

The August 2023 Common Warrants have an exercise price equal to $0.65 per share, are immediately exercisable upon the closing of the August 2023 Offering and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the August 2023 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2023 Common Warrants are exercisable for 5 years following the initial exercise date of August 14, 2023. The August 2023 Common Warrants are subject to a provision prohibiting the exercise of such August 2023 Common Warrants to the extent that, after giving effect to such exercise, the holder of such August 2023 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the August 2023 Common Warrants have a tender offer provision, the August 2023 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the August 2023 Common Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital.

As of September 30, 2023, 663,460 of the August 2023 Pre-Funded Warrants have been exercised for a value of $66, and there are 3,285,000 unexercised August 2023 Pre-Funded Warrants remaining as of the end of the third quarter of 2023. No August 2023 Common Warrants have been exercised as of September 30, 2023.

On October 23, 2023, 737,000 of the August 2023 Pre-Funded Warrants were exercised for a value of $74; and there are 2,548,000 outstanding unexercised August 2023 Pre-Funded Warrants as of the date of this filing.

Second Amendment to Common Warrant Agreements for the July 2022, December 2022 and April 2023 Offerings

On August 9, 2023, the Company entered into an amendment to the common warrant agreements for the July 2022, December 2022 and April 2023 Offerings, whereby common warrants to purchase up to 306,604, 2,571,429 and 1,570,680 shares, respectively (all with previous exercise prices of $1.78 per share), were amended to have an exercise price of $0.83 per share. The Company accounted for the amendment as a warrant modification, whereby the effect of the modification is measured as the difference in its relative fair value immediately before the modification and after the modification; and any increase to the relative fair value is recognized as an equity issuance cost.

To assess for the change in relative fair value, the Company performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants under their original terms as of the modification date using the following assumptions for the July 2022, December 2022 and April 2023 common warrants: a share price of $0.84, an exercise price of $1.78, an expected term of 5.18 years, volatility of 100%, a dividend rate of 0% and a discount rate of 4.12. The Company then performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants with their new modified terms as of the modification date using the following assumptions for the July 2022, December 2022 and April 2023 common warrants: a share price of $0.84, an exercise price of $0.83, an expected term of 5.18 years, volatility of 100%, a dividend rate of 0% and a discount rate of 4.12. The aggregate difference of approximately $1.4 million between the two calculated amounts was recorded as an equity issuance cost within equity during the period to account for the change in relative fair value.

Common Stock Issued for Services during 2023

During the three months ended September 30, 2023, the Company issued 90,485 of immediately vested shares of the Company’s common stock as compensation to directors with an aggregate issuance date fair value of $60,624, which was charged immediately to the consolidated statement of operations for the period. The shares were issued under, and subject to, the OIP.

Restricted Stock Shares

During the nine months ended September 30, 2023, the Company did not issue any additional restricted shares of the Company’s common stock, or Restricted Stock Shares, as compensation to consultants. Per the two-year consulting agreement which evidences the issuance of 600 restricted shares issued during 2022, the Restricted Stock Shares were issued at the beginning of the contract term and annually and vest monthly over a period of 24 months. The Company recognized stock-based compensation expense related to the amortization of the Restricted Stock Shares of $3,645 and $15,390 for the three and nine months ended September 30, 2023. The Company recognized stock-based compensation expense related to the amortization of the Restricted Stock Shares of $6,075 and $20,250 for the three and nine months ended September 30, 2022.

Below is a table summarizing the Restricted Stock Shares granted and outstanding as of and for the quarter ended September 30, 2023:

	Unvested Restricted	Weighted Average Grant Date
	Stock	FV Price
Unvested as of January 1, 2023	275	$81.00
Granted	-	-
Vested	(190)	81.00
Forfeited	(55)	-
Unvested as of September 30, 2023	30	81.00
Total unrecognized expense remaining	$2,430
Weighted-average years expected to be recognized over	0.25	-

Stock Options

A summary of the option activity during the nine months ended September 30, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value
Outstanding, January 1, 2023	162,956	$84.63	8.6	-
Granted	269,776	0.67	9.9	-
Exercised	-	-	-	-
Forfeited/Expired	(15,000)	-	-	-
Outstanding, September 30, 2023	417,732	$30.61	9.2	$-

Exercisable, September 30, 2023	177,987	$55.52	8.5	$-

A summary of outstanding and exercisable stock options as of September 30, 2023 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$49.80	2,500	7.2	2,500
$88.60	79,000	7.4	70,222
$151.20	21,800	7.8	11,808
$79.00	18,750	8.2	17,240
$27.20	25,906	8.6	12,691
$0.67	269,776	9.9	63,526
	417,732	8.5	177,987

The Company recognized stock-based compensation expense of $644,618 and $1,753,349 for the three and nine months ended September 30, 2023, respectively. For the three months ended September 30, 2023, $60,624 was related to the issuance of shares to directors for services rendered and $583,994 related to the amortization of stock options and restricted stock shares, and for the nine months ended September 30, 2023, $60,624 was related to the issuance of shares to directors for services provided and $1,692,725 related to the amortization of stock options and restricted stock shares. Expense of $563,361 and $1,504,768 is included within general and administrative expenses on the condensed consolidated statements of operations for the three- and nine-month periods, respectively, and expense of $81,257 and $248,581 is included within research and development expenses on the condensed consolidated statements of operations for the three- and nine-month periods, respectively. The Company recognized stock-based compensation expense of $672,083 and $2,273,947 for the three and nine months ended September 30, 2022, respectively, related to the issuance of shares to consultants and directors for services rendered, as well as for the amortization of stock options and restricted stock shares. Expense of $584,237 and $1,959,919 is included within general and administrative expenses on the condensed consolidated statements of operations for the three- and nine-month periods, respectively, and expense of $87,846 and $314,028 is included within research and development expenses on the condensed consolidated statements of operations for the three- and nine-month periods, respectively.

As of September 30, 2023, there was $1,993,409 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 1.48 years, as well as $2,430 of unrecognized expense related to Restricted Stock Shares that will be recognized over the weighted average remaining vesting period of 0.25 years.

Warrants

A summary of the warrant activity (including both liability and equity classified instruments) during the quarter ended September 30, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2023	3,435,728	$30.92	5.1	$-
Issued	11,305,205	0.48	5.0	-
Exercised	(1,834,140)	0.0001	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, September 30, 2023	12,906,793	$8.43	3.4	$-

Exercisable, September 30, 2023	12,906,793	$8.43	3.4	-

A summary of outstanding and exercisable warrants as of September 30, 2023 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$100.00	128,200	2.4	128,200
$105.60	3,183	1.6	3,183
$141.40	1,250	0.8	1,250
$150.00	125,000	2.9	125,000
$230.00	300,062	2.1	300,062
$0.83	4,448,713	5.0	4,448,713
$0.65	4,615,385	5.0	4,615,385
$0.0001	3,285,000	-	3,285,000
	12,906,793	4.9	12,906,793

NOTE 10 - RELATED PARTIES

Accrued Expenses - Related Parties

Accrued expenses - related parties was $328,303 as of September 30, 2023 and consists of accrued consulting fees for services provided by certain directors and consultants, as well as deferred compensation for certain executives. Accrued expenses - related parties was $188,159 as of December 31, 2022 and consists of interest accrued on loans and convertible notes due to certain officers and directors of the Company, as well as deferred compensation for certain executives.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $132,881 and $53,347 during the three months ended September 30, 2023 and 2022, respectively, and $481,027 and $158,401 during the nine months ended September 30, 2023 and 2022, respectively, are related to consulting and professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative Expenses – Related Parties of $0 and $0 during the three months ended September 30, 2023 and 2022, respectively, and $0 and $5,261 during the nine months ended September 30, 2023 and 2022, respectively, are related to professional fees paid to current or former officers, directors or greater than 5% stockholders, or affiliates thereof.

Interest (Expense) Income - Related Parties

During the three and nine months ended September 30, 2023, the Company recorded no interest (expense) income – related parties.

During the three and nine months ended September 30, 2022, the Company recorded ($1,536) and $1,495, respectively, of interest (expense) income - related parties related to loans from greater than 5% stockholders or affiliates of the Company.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (“ASC”) 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events and transactions that occurred after September 30, 2023, through the date the condensed financial statements were available for issuance. There are no subsequent events identified that would require disclosure in the condensed consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023 (under the heading “Risk Factors” and in other parts of that report), and include, but are not limited to, statements about:

●	The need for additional funding, our ability to raise funding in the future, the terms of such funding, and dilution caused thereby;

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates;

●	the uncertainties associated with the clinical development and regulatory approval of the Company’s drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash flows and our potential ability to obtain additional financing to advance our business and the terms of any further financing, which may be highly dilutive and may include onerous terms;

●	the continued impact of the COVID-19 pandemic on our business operations and our research and development initiatives;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the Company’s reliance on third parties to conduct its clinical trials, enroll patients, and manufacture its preclinical and clinical drug supplies;
●

the ability to come to mutually agreeable terms with such third parties and partners, and the terms of such agreements, the terms of the Company’s current licensing agreement, and the termination rights associated therewith;

●	estimates of patient populations for the Company’s planned products;
●	unexpected adverse side effects or inadequate therapeutic efficacy of drug candidates that could limit approval and/or commercialization, or that could result in recalls or product liability claims;
●	the Company’s ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to its product development activities;

●	challenges and uncertainties inherent in product research and development, including the uncertainty of clinical success and of obtaining regulatory approvals; uncertainty of commercial success;

●	the ability of the Company to execute its plans to develop and market new drug products and the timing and costs of these development programs;

●	high inflation, high interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict, and Israel/Hamas conflict) and other large-scale crises;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	our ability to maintain our listing on the Nasdaq Capital Market, including our current non-compliance with Nasdaq’s continued listing rules; and

●	other risks and uncertainties, including those described under “Risk Factors”, below.

All forward-looking statements speak only as of the date of the filing of this Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2022. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Going Concern and Management Liquidity Plans

As of September 30, 2023, we had an accumulated deficit of $126,116,552 and a working capital deficit of $1,435,947, and for the three and nine months ended September 30, 2023, net losses of $10,265,760 and $18,708,007, respectively, and for the nine months ended September 30, 2023, cash used in operating activities of $8,762,209. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised money in August 2021, July 2022, December 2022, April 2023 and August 2023 (see Note 2 – Going Concern and Management’s Plans, Note 9 – Stockholders’ Equity, under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements, under April 2023 Offering and August 2023 Offering), we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms. In the event that we do raise capital in the future, we anticipate it being from the sale of equity which may cause dilution to existing stockholders.

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

We currently have a minimum monthly cash requirement of approximately $650,000, which is required to support the Company’s operations. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview and Recent Events

This MD&A and the related financial statements for the three and nine months ended September 30, 2023 primarily covers the operations of 180, which is a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis and other inflammatory diseases, where anti-TNF therapy will provide a clear benefit to patients, by employing innovative research, and, where appropriate, combination therapy. We have three product development platforms:

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

On August 17, 2023, the Company met with the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) regarding a proposed marketing authorization application to be submitted by the Company. Prior to the MHRA meeting, the Company’s strategy was to pursue a Conditional Marketing Authorization Application in the UK while the Company was conducting a Phase 3 trial for Dupuytren’s disease, which was expected to allow the Company to commercialize its therapy. Following the August 2023 meeting, the Company received correspondence from the MHRA that a substantially completed Phase 3 trial would be required before a marketing authorization is potentially granted, adding significant time to the approval and commercialization process.

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

Nasdaq Bid Price Deficiency Notice

On September 7, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 Minimum Bid Price requirement set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”).

The letter indicated that the Company will be provided 180 calendar days (or until March 5, 2024) in which to regain compliance. If at any time during this 180-calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance and the matter will be closed.

Alternatively, if the Company fails to regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market (except for the Bid Price Requirement) and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is not otherwise eligible, the Staff will provide the Company with written notification that its securities are subject to delisting from The Nasdaq Capital Market. At that time, the Company may appeal the delisting determination to a Hearings Panel.

The Company intends to consider all options to regain compliance with all Nasdaq continued listing requirements.

The Company’s receipt of the letter from Nasdaq did not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

Nasdaq Shareholder Approval Violation Notice

On October 11, 2023, the Company received a letter from Nasdaq that the Company failed to comply with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price (as defined in Nasdaq’s rules).

The letter indicated that the Nasdaq staff has determined that the August 2023 financing completed by the Company was not a public offering for the purposes of Nasdaq’s shareholder approval rules due to the type of offering and a single investor purchasing 98% of the offering.

The letter also indicated that the Company has 45 calendar days to submit a plan to regain compliance and if the plan is accepted, the Company can be granted an extension of up to 180 calendar days from the date of the letter.

The Company intends to submit, within the requisite period, a plan to regain compliance under the Nasdaq Listing Rules. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with the applicable listing requirements.

The Company’s receipt of the letters from Nasdaq did not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

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

The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors that include, but are not limited to, the following:

●	per patient trial costs;

●	the number of patients that participate in the trials;

●	the number of sites included in the trials;

●	the countries in which the trials are conducted;

●	the terms of our license agreements, including the rights of the licensors to terminate such license agreements in certain cases;

●	the length of time required to enroll eligible patients;

●	the number of doses that patients receive;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the impact of COVID-19 on our trials;

●	the duration of patient follow-up; and

●	the efficacy and safety profile of the product candidates.

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

Other significant general and administrative costs include costs relating to facilities and overhead costs, legal fees relating to corporate and patent matters, litigation, SEC filings, insurance, investor relations costs, fees for accounting and consulting services, indemnification expenses and other general and administrative costs. General and administrative costs are expensed as incurred, and we accrue amounts for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers and adjusting our accruals as actual costs become known.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Gains resulting from change in fair value of derivative liabilities during the three and nine months ended September 30, 2023, were driven by decreases in stock price during the periods, resulting in a lower fair value of the underlying liability.

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	For the Three Months Ended
	September 30,
	2023	2022
Operating Expenses:
Research and development	$972,113	$583,177
Research and development - related parties	132,881	53,347
General and administrative	2,433,193	3,418,628
Total Operating Expenses	3,538,187	4,055,152
Loss From Operations	(3,538,187)	(4,055,152)

Other (Expense) Income:
Interest expense	(11,634)	(7,348)
Interest expense - related parties	-	(1,536)
Loss on goodwill impairment	-	(18,872,850)
Loss on IP R&D asset Impairment	(9,063,000)	-
Change in fair value of derivative liabilities	2,036	1,449,908
Total Other Expense, Net	(9,072,598)	(17,431,826)
Loss Before Income Taxes	(12,610,785)	(21,486,978)
Income tax benefit	2,345,025	-
Net Loss	$(10,265,760)	$(21,486,978)

Research and Development

We incurred research and development expenses of $972,113 for the three months ended September 30, 2023, compared to $583,177 for the three months ended September 30, 2022, representing an increase of $388,936 or 67%. The change is attributable to a decrease to the R&D Tax credit, which increased expenses in the current period by approximately $120,000 as compared to the prior period, as well as an increase of approximately $310,000 in expenses incurred by Oxford University for the HMGB1 program and approximately $80,000 in expenses incurred by the Oxford University Studentship Program; which expenses were offset by decreases in (i) expenses incurred by Oxford University for the CBRX program of $70,000 and (ii) expenses related to the Stanford License Agreement of $50,000.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $132,881 for the three months ended September 30, 2023, compared to $53,347 for the three months ended September 30, 2022, representing an increase of $79,534, or 149%. The change is attributable to a decrease in the R&D Tax credit, which increased expenses in the current period by approximately $40,000 as compared to the prior period, as well as an increase to consulting expenses of approximately $40,000 for the period.

General and Administrative

We incurred general and administrative expenses of $2,433,193 and $3,418,628 for the three months ended September 30, 2023 and 2022, respectively, representing a decrease of $985,435 or 29%. The change resulted from decreases in legal expenses, insurance expense, stock-based compensation expense and salaries expense of approximately $430,000, $240,000, $170,000 and $170,000, respectively.

Other Expenses, Net

We incurred other expenses, net of $9,072,598 and $17,431,826 during the three months ended September 30, 2023 and 2022, respectively, representing a decrease of $8,359,228 or 48%. The change is primarily attributable to the following: i) an impairment to IP R&D assets in the current year of approximately $9.1 million (see Note 3 - IP R&D under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements), ii) an impairment to goodwill of approximately $18.9 million in the third quarter of the prior year that was absent from the same period in the current year, offset by iii) a decrease in the change in the fair value of derivative liabilities from the prior year of approximately $1.4 million.

For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	For the Nine Months Ended
	September 30,
	2023	2022
Operating Expenses:
Research and development	$2,339,863	$1,688,474
Research and development - related parties	481,027	158,401
General and administrative	9,204,122	10,405,933
General and administrative - related parties	-	5,261
Total Operating Expenses	12,025,012	12,258,069
Loss From Operations	(12,025,012)	(12,258,069)

Other (Expense) Income:
Interest expense	(34,796)	(22,117)
Interest income - related parties	-	1,495
Loss on goodwill impairment	-	(18,872,850)
Loss on IP R&D asset impairment	(9,063,000)	-
Change in fair value of derivative liabilities	69,776	14,167,560
Total Other Expense, Net	(9,028,020)	(4,275,912)
Loss Before Income Taxes	(21,053,032)	(16,983,981)
Income tax benefit	2,345,025	-
Net Loss	$(18,708,007)	$(16,983,981)

Research and Development

We incurred research and development expenses of $2,339,863 for the nine months ended September 30, 2023, compared to $1,688,474 for the nine months ended September 30, 2022, representing an increase of $651,389 or 39%. The change is attributable to a decrease to the R&D Tax credit, which increased research and development expenses in the current period by approximately $410,000, as well as expense in the current fiscal year instead of a credit of approximately $170,000; additionally, there were also increases of approximately $680,000 in expenses incurred by Oxford University. These increases were offset by i) reductions in salaries and bonuses of approximately $300,000 due to reductions/terminations, ii) decreases in expenses incurred by Oxford University for the CBRX program of approximately $220,000 and iii) decreases in fees paid to the Scientific Advisory Board of approximately $100,000.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $481,027 for the nine months ended September 30, 2023, compared to $158,401 for the nine months ended September 30, 2022, representing an increase of $322,626, or 204%. The change is attributable to an increase to the R&D Tax credit of approximately $240,000, as well as an increase of approximately $130,000 in consulting fees. These increases were offset by a reduction in stock-based compensation of approximately $60,000.

General and Administrative

We incurred general and administrative expenses of $9,204,122 and $10,405,933 for the nine months ended September 30, 2023 and 2022, respectively, representing a decrease of $1,201,811 or 12%. The change resulted from reductions in legal expenses, insurance expense and stock-based compensation expense of approximately $700,000, $400,000 and $400,000, respectively, offset by an increase in executive management compensation of approximately $160,000.

Other Expenses, Net

We incurred other expenses, net of $9,028,020 and $4,725,912 during the nine months ended September 30, 2023 and 2022, respectively, representing an increase in other expenses of approximately $4,302,108 or 91%. The change is primarily attributable to the following: i) an impairment to IP R&D assets in the current year of approximately $9.1 million (see Note 3 - IP R&D under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements), and ii) an impairment to goodwill of approximately $18.9 million in the third quarter of the prior year that was absent from the same period in the current year, offset by iii) a decrease in the change in the fair value of derivative liabilities from the prior year of approximately $14.1 million (see Note 3 – Summary of Significant Accounting Policies, In-Process Research and Development (“IP R&D”), under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had cash balances of $2,662,520 and $6,970,110, respectively, and working capital (deficit) of ($1,435,947) and $3,270,608, respectively, largely due to a decrease in cash.

For the nine months ended September 30, 2023 and 2022, cash used in operating activities was $8,762,209 and $9,200,830, respectively. Our cash used in operations for the nine months ended September 30, 2023 was primarily attributable to our net loss of $18,708,007, adjusted for non-cash expenses in the aggregate amount of $8,484,563 as well as $1,461,235 of net cash provided by changes in the levels of operating assets and liabilities. A significant portion of the non-cash expenses during the period relates to approximately $9.1 million of non-recurring expenses associated with the impairment of IP R&D assets (see Note 3 – IP R&D, under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements), as well as a decrease in the deferred tax benefit in the amount of $2.3 million. Our cash used in operations for the nine months ended September 30, 2022 was primarily attributable to our net loss of $16,983,981, adjusted for non-cash expenses in the aggregate amount of $7,050,633, as well as $732,518 of net cash provided by changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2023 and 2022, cash provided by financing activities was $4,439,526 and $4,477,924, respectively. Cash provided by financing activities during the nine months ended September 30, 2023 was due to net proceeds of $5,424,701 from the April 2023 Offering and August 2023 Offering, partially offset by the repayment of loans in the amount of $985,175. Cash used in financing activities during the nine months ended September 30, 2022, was due to net proceeds of $5,969,910 from the July 2022 Offering, partially offset by the repayment of loans in the amount of $1,491,986.

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

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum, payments related to D&O insurance, payments related to indemnification obligations of officers and directors and former officers and directors under our governing documents, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc. These cash requirements, in the aggregate, are expected to amount to approximately $2,500,000 for the remainder of 2023 and $27,000,000 for years 2024 through 2027.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of September 30, 2023, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. However, in August 2021, July 2022, December 2022, April 2023 and August 2023, the Company raised additional capital of approximately $13.9 million, $6.0 million, $5.5 million, $3.0 million and $3.0 million, respectively, and with current cash on hand of approximately $2.0 million as of November 8, 2023. The Company’s current financial resources are only expected to last through approximately January 2024.

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

August 2023 Offering

On August 9, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, in addition to certain purchasers who relied on the Company’s registration statement filed with the SEC on July 25, 2023, which went effective on August 9, 2023, pursuant to which the Company agreed to sell an aggregate of 666,925 shares of common stock, pre-funded warrants to purchase up to an aggregate of 3,948,460 shares of common stock, and common stock warrants to purchase up to an aggregate of 4,615,385 shares of common stock at a combined purchase price of $0.65 per share and warrant (the “August 2023 Offering”). Aggregate gross proceeds from the August 2023 Offering were approximately $3.0 million, and the August 2023 Offering closed on August 14, 2023.

The August 2023 Pre-Funded Warrants have an exercise price equal to $0.0001, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the August 2023 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2023 Pre-Funded Warrants are exercisable until they are exercised in full. The August 2023 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such August 2023 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such August 2023 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the August 2023 Pre-Funded Warrants have a tender offer provision, the August 2023 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the August 2023 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital.

The August 2023 Common Warrants have an exercise price equal to $0.65 per share, are immediately exercisable upon the closing of the August 2023 Offering and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the August 2023 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2023 Common Warrants are exercisable for 5 years following the initial exercise date of August 14, 2023. The August 2023 Common Warrants are subject to a provision prohibiting the exercise of such August 2023 Common Warrants to the extent that, after giving effect to such exercise, the holder of such August 2023 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the August 2023 Common Warrants have a tender offer provision, the August 2023 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the August 2023 Common Warrants are equity-classified, the placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital.

As of September 30, 2023, 663,460 of the August 2023 Pre-Funded Warrants have been exercised for a value of $66, and there are 3,285,000 unexercised August 2023 Pre-Funded Warrants remaining to be exercised. No August 2023 Common Warrants have been exercised.

On October 23, 2023, 737,000 of the August 2023 Pre-Funded Warrants were exercised for a value of $74; there are 2,548,000 outstanding August 2023 Pre-Funded Warrants as of the date of this filing.

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

As of September 30, 2023, the carrying amount of the IP R&D assets on the balance sheet was $9,063,000 (which consists of a balance related to the Company’s 180 LP subsidiary); the Company typically assesses asset impairment on an annual basis unless a triggering event or other facts or circumstances indicate that an evaluation should be performed at an earlier date. At the end of the current period, the Company assessed general economic conditions, industry and market considerations, the Company’s financial performance and all relevant legal, regulatory, and political factors that might indicate the possibility of impairment and concluded that, when these factors were collectively evaluated, it is likely that the asset is impaired. The Company recorded a loss in the amount of $9,063,000, which appears as a loss on impairment to IP R&D assets on the income statement for the three and nine months ended September 30, 2023.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

The following is a summary of select risks and uncertainties that could materially adversely affect us and our business, financial condition and results of operations:

Risks Related to Our Business Operations

●	Our current cash balance is only expected to be sufficient to fund our planned business operations through approximately January 2024. If additional capital is not available, we may not be able to pursue our planned business operations, may be forced to change our planned business operations, or may take other actions that could adversely impact our stockholders, including potentially seeking bankruptcy protection.

●	Our industry and the broader U.S. economy have experienced higher than expected inflationary pressures during 2022 and 2023, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, future results of operations and cash flows could be materially and adversely affected.

●	We are dependent on the success of our future product candidates, some of which may not receive regulatory approval or be successfully commercialized.

●	Our ability to generate revenue from any of our potential products is subject to our ability to obtain regulatory approval and fulfill numerous other requirements and we may never be successful in generating revenues or becoming profitable.

Risks Related to Development and Regulatory Approval of Our Future Product Candidates

●	Clinical trials are expensive, time-consuming, uncertain and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations.

●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.

●	Any failure by our company to comply with existing regulations could harm our reputation and operating results.

●	We are subject to federal, state and foreign healthcare laws and regulations, and implementation of, or changes to, such healthcare laws and regulations could adversely affect our business and results of operations.

Risks Related to our Reliance Upon Third Parties

●	Our existing collaboration arrangements and any that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our future product candidates.

●	We expect to depend on a limited number of suppliers for materials and components in order to manufacture our future product candidates. The loss of these suppliers, or their failure to supply us on a timely basis, could cause delays in our current and future capacity and adversely affect our business.

Risks Related to Our Intellectual Property

●	We may not be able to adequately protect our future product candidates or our proprietary technology in the marketplace.

●	If third parties claim that intellectual property used by our company infringes upon their intellectual property, our operating profits could be adversely affected.

Risks Related to Controlled Substances

●	Controlled substance legislation differs between countries, and legislation in certain countries may restrict or limit our ability to sell our future product candidates.

●	The product candidates that we are developing may be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Accounting Risks

●	Our goodwill and intangible assets have been impaired in the past and are subject to future impairment risks.

●	We have in the past, and may in the future, impair long-lived assets and intangible assets, including goodwill and acquired in-process research and development.

Risks Related to Our Common Stock and Warrants

●	The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

●	Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to us and may not be reliable or accurate.

Risks Associated with Our Governing Documents and Delaware Law

●	Our Certificate of Incorporation provides for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

●	Our Certificate of Incorporation contains a specific provision that limits the liability of our directors for monetary damages to us and our stockholders and requires us, under certain circumstances, to indemnify officers, directors and employees.

Compliance, Reporting and Listing Risks

●	We incur significant costs to ensure compliance with U.S. and Nasdaq reporting and corporate governance requirements.

●	We incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

●	We are not currently in compliance with the continued listing requirements of the Nasdaq Capital Market.

Our current cash balance is only expected to be sufficient to fund our planned business operations through approximately January 2024. If additional capital is not available, we may not be able to pursue our planned business operations, may be forced to change our planned business operations, or may take other actions that could adversely impact our stockholders, including seeking bankruptcy protection.

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

We will need to raise substantial additional funds through public or private equity offerings, debt financings or strategic alliances and licensing arrangements to finance our planned business operations. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions, rising interest rates and inflation, as well as global conflicts such as the ongoing conflict between Ukraine and Russia, and Israel and Hamas, may make it difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of their investment. Any equity financing may also have the effect of reducing the conversion or exercise price of our outstanding convertible or exercisable securities, which could result in the issuance (or potential issuance) of a significant number of additional shares of our common stock. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility to conduct future business activities and, in the event of insolvency, could be paid before holders of equity securities received any distribution of our assets. We may be required to relinquish rights to our technologies or product candidates, or grant licenses through alliance, joint venture or agreements on terms that are not favorable to us, in order to raise additional funds. If adequate funds are not available, we may have to delay, reduce or eliminate one or more of our planned activities with respect to our business, or terminate our operations, or may be forced to seek bankruptcy protection. These actions would likely reduce the market price of our common stock.

We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of September 30, 2023, we had an accumulated deficit of $126,116,552 and a working capital deficit of $1,435,947, and for the three and nine months ended September 30, 2023, a net loss of $10,265,760 and $18,708,007, respectively, and cash used in operating activities for the nine months ended September 30, 2023, of $8,762,209. As of November 9, 2023, we had cash on hand of approximately $[ ] million. The accompanying Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While we recently raised funds through the sale of equity in July 2022 (approximately $6.5 million of gross proceeds), December 2022 (approximately $6.0 million of gross proceeds), April 2023 (approximately $3.0 million of gross proceeds) and August 2023 (approximately $3 million), there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a monthly cash requirement spend of approximately $650,000. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. The Consolidated Financial Statements included herein also include a going concern footnote.

Additionally, wherever possible, our board of directors (“Board of Directors” or “Board”) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our Board has authority, without action or vote of the stockholders, but subject to Nasdaq rules and regulations (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

We will need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. Up to $125,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 that we filed with the Commission on June 3, 2022, and which was declared effective on June 24, 2022. However, as of November 9, 2023, our public float was less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using our shelf registration statement on Form S-3 is limited to an aggregate of one-third of our public float. At such time as our public float again exceeds $75 million, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by such rules. Additionally, if our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our outstanding options and warrants may adversely affect the trading price of our securities.

As of November 9, 2023, we had (i) outstanding stock options to purchase an aggregate of 417,732 shares of common stock at a weighted average exercise price of $30.61 per share; (ii) outstanding pre-funded warrants to purchase 2,548,000 shares of common stock; and (iii) outstanding warrants to purchase 9,621,793 shares of common stock at a weighted average exercise price of $8.35 per share (when not including the pre-funded warrants). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, including (a) options to purchase 417,732 shares of common stock with a weighted average exercise price of $30.61 per share; (b) pre-funded warrants to purchase 2,548,000 shares of common stock; and (c) warrants to purchase 9,621,793 shares of common stock with a weighted average exercise price of $8.35 per share. If a significant number of shares were sold, such sales would increase the supply of our common stock, thereby potentially causing a decrease in its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

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

We are not in compliance with the continued listing standards of Nasdaq, may not be able to comply with Nasdaq’s continued listing standards in the future, and as a result our common stock and warrants may be delisted from Nasdaq.

Our common stock and Public Warrants trade on Nasdaq under the symbols “ATNF” and “ATNFW,” respectively. Notwithstanding such listing, there can be no assurance any broker will be interested in trading our securities. Therefore, it may be difficult to sell our securities publicly. There is also no guarantee that we will be able to maintain our listings on Nasdaq for any period of time by perpetually satisfying Nasdaq’s continued listing requirements.

On September 7, 2023, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from July 26, 2023 to September 6, 2023, the Company no longer meets the minimum bid price requirement.

The notification letter stated that the Company has 180 calendar days or until March 5, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by March 5, 2024, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

On October 11, 2023, the Company received written notice from Nasdaq notifying the Company that it was not in compliance with the shareholder approval requirements set forth in Nasdaq Listing Rule 5635(d), which require prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the applicable Minimum Price (as defined in Listing Rule 5635(d)(1)(A)).

The Staff’s determination under Listing Rule 5635(d) relates to the offering and issuance by the Company of an aggregate of: (i) 666,925 shares of the Company’s common stock, $0.0001 par value, at a price of $0.65 per share, (ii) pre-funded warrants to purchase up to 3,948,460 shares of Common Stock, at a price of $0.6499 per pre-funded warrant and (iii) warrants to purchase up to 4,615,385 shares of common stock. The offering price per share and associated common warrant was $0.65 and the offering price per pre-funded warrant and associated common warrant was $0.6499.

The Staff determined that the Offering was not a “public offering” for the purposes of Nasdaq’s shareholder approval rules due to the type of offering, a best efforts offering pursuant to a placement agency agreement, and the fact that one investor purchased 98% of the Offering. As a result, because the Offering represented greater than 20% of the Common Stock outstanding and was priced below the Minimum Price, the Staff determined that the Company was required to obtain prior shareholder approval under Listing Rule 5635(d).

The notification letter states that the Company has 45 days to submit a plan to regain compliance. If the plan is accepted, Nasdaq may grant the Company an extension of 180 calendar days from the date of the Notification Letter to evidence compliance. The Company intends to submit, within the requisite period, a plan to regain compliance under the Nasdaq Listing Rules. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with the applicable listing requirements.

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years. As of September 30, 2023, our stockholders’ equity was below $2.5 million and we did not otherwise meet the net income requirements described above, and as such, we are not currently in compliance with Nasdaq’s continue listing standards relating to minimum stockholders’ equity. If we fail to timely remedy our compliance with such applicable requirement, our common stock and Public Warrants may be delisted.

Our failure to meet Nasdaq’s continued listing requirements for the reasons above, or any other reason, may result in our securities being delisted from Nasdaq.

Additional conditions required for continued listing on Nasdaq include requiring that we have a majority of independent directors and a three-member audit committee (consisting of all independent directors).

Even if we demonstrate compliance with the requirements of Nasdaq, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The Nasdaq Capital Market. Delisting from The Nasdaq Capital Market could make trading our common stock and Public Warrants more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock and Public Warrants, the sale or purchase of our common stock and Public Warrants would likely be made more difficult, and the trading volume and liquidity of our common stock and Public Warrants could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and Public Warrants and the ability of our stockholders and warrant holders to sell our common stock and Public Warrants in the secondary market. If our common stock and Public Warrants are delisted by Nasdaq, our common stock and Public Warrants may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the OTC Pink market, where an investor may find it more difficult to sell our common stock and Public Warrants or obtain accurate quotations as to the market value of our common stock and Public Warrants. In the event our common stock and Public Warrants is delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Our License Agreements with the University of Oxford and other licensors may be terminated in certain circumstances without our consent.

All of our License Agreements with the University of Oxford and other licensors remain subject to various conditions and covenants, and provide for certain termination rights to the licensors. Those agreements typically allow termination by the licensor due to our failure to pay amounts due timely, our failure to cure a material breach under the terms of the applicable license agreement, and our insolvency. As a result, if we are deemed insolvent, or in the event we seek bankruptcy protection, the licensors of our license agreements may terminate their license agreements with us. In the event such license agreements are terminated, we could lose the right to develop all of our platforms and technologies, may lose any investments made towards developing such platforms and technologies, and may be left without any intellectual property, product pathways, or development opportunities. Such terminations may result in the value of our securities declining in value or becoming worthless, the need for us to change our business plan, and may result in the Company seeking bankruptcy protection.

Our industry and the broader U.S. economy have experienced higher than expected inflationary pressures during 2022 and 2023, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, future results of operations and cash flows could be materially and adversely affected.

During 2022 and the early part of 2023, there were significant increases in the costs of certain materials, products and shipping costs, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed U.S. labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine, and Israel and Hamas, which threatens to spread to other Middle Eastern countries. Service, materials and shipping costs have also increased accordingly with general supply chain and inflation issues seen throughout the U.S. leading to increased operating costs. Recent supply chain constraints and inflationary pressures may adversely impact our operating costs and may negatively impact our future product costs, consulting costs and expenses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022, and Israel and Hamas, which began in October 2023 and which threatens to spread to other Middle Eastern countries. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

Our operations are subject to risks associated with ongoing and potential future global conflicts.

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

These wars are increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. While we do not believe these conflicts currently have a material impact on our financial accounting and reporting, the degree to which we will be affected in the future largely depends on the nature and duration of uncertain and unpredictable events, and our business could be impacted. Additionally, we currently have agreements and relationships in place with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. (“Yissum”), located in Israel, and Yissum’s operations may be materially affected by the ongoing war in Israel, which may delay, prevent, or materially increase the cost of, the ongoing services Yissum is required to provide to the Company. Furthermore, future global conflicts or wars could create further economic challenges, including, but not limited to, increases in inflation and further global supply-chain disruption. Consequently, the ongoing Russia/Ukraine Hamas/Israel conflicts and/or other future global conflicts, could result in an increase in operating expenses and/or a decrease in any future revenue and could further have a material adverse effect on our results of operations and cash flow.

We may not receive any amounts under our pre-merger directors’ and officers’ insurance policy in connection with certain litigation matters.

On June 29, 2022, AmTrust International Underwriters DAC (“AmTrust”), which was the premerger directors’ and officers’ insurance policy underwriter for KBL, filed a declaratory relief action against us in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking declaration of AmTrust’s obligations under the directors’ and officers’ insurance policy. In the Declaratory Relief Action, AmTrust is claiming that as a result of the merger, we are no longer the insured under the subject insurance policy, notwithstanding the fact that the fees which we seek to recover from AmTrust relate to matters occurring prior to the merger.

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

On August 4, 2023, the Court granted the Company's request to file a second motion for partial summary judgment in this case, this one being on the issue of whether AmTrust should be required to advance to the Company the defense costs being incurred by Dr. Marlene Krauss and George Hornig during the pendency of the case. The Company filed such Motion for Partial Summary Judgment, and it has now been fully briefed by the parties. The hearing date for such motion is January 11, 2024.  The parties have commenced written discovery proceedings against each other, and it is anticipated that depositions will also occur. The Company intends to continue to vigorously pursue this matter in order to establish the Company’s entitlement to full payment by both AmTrust and Freedom of the subject advancement expenses of the Company.

While the Company continues to believe it has a strong case against both AmTrust and Freedom and believes the Court ruling in its favor in regards to the matters discussed above is a significant positive outcome for the Company, there can be no assurance that the Company will prevail in this action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2023, and for the period from October 1, 2023, to the filing date of this report which have not previously been reported in a Current Report on Form 8-K.

* * * * *

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

Clawback Policy. On November [ ], 2023, the Board of Directors of the Company approved the adoption of a Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

The foregoing summary of the Clawback Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy, a copy of which is attached hereto as Exhibit 10.4, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Bylaws of 180 Life Sciences Corp., effective as of September 4, 2023		8-K	001-38105	3.1	9/7/2023
10.1#	First Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan		8-K	001-38105	10.2	7/10/2023
10.2#	Form of Stock Option Agreement (First Amended and Restated 2022 Omnibus Incentive Plan)		8-K	001-38105	10.2	9/7/2023
10.3	Termination Letter (Oxford License) September 22, 2023		8-K	001-38105	10.1	9/28/2023
10.4*#	180 Life Sciences Corp. Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: November 9, 2023	By:	/s/ James N. Woody, M.D., Ph.D.
James N. Woody, M.D., Ph.D.,
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Ozan Pamir
Ozan Pamir
Chief Financial Officer (Principal Financial and Accounting Officer)