Form 10-K
period 2023-12-31
180 Life Sciences Corp.
filed 2024-03-25
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,850,736. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 22, 2024, there were 852,772 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

“BPCIA” means the Biologics Price Competition and Innovation Act.

“Cannabinoids” mean compounds found in cannabis sativa L., and when used throughout this Report, refer to compounds found in the hemp plant which do not contain THC.

“CBD” or cannabidiol is an active ingredient in cannabis derived from the hemp plant. CBD is a non-psychoactive oxidative degradation product of THC.

“CBG” or cannabigerol is one of the compounds found in the cannabis plant.

“CCMO” means De Centrale Commissie Mensgebonden Onderzoek (CCMO), or the Central Committee on Research Involving Human Subjects, the organization responsible for reviewing and regulating medical research involving human subjects in The Netherlands.

“CHMP” means the Committee for Medicinal Products for Human Use, formerly known as the Committee for Proprietary Medicinal Products, which is the European Medicines Agency’s committee responsible for elaborating the agency’s opinions on all issues regarding medicinal products for human use.

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

“ETASU” means elements to assure safe use, which are one of several strategies that may be required in order to mitigate risk of medication use pursuant to a REMS.

“EU” means the European Union.

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

“HHS” means the U.S. Department of Health and Human Services also known as the Health Department, a cabinet-level department of the U.S. federal government with the goal of protecting the health of all Americans and providing essential human services.

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

“Individually identifiable health information” is defined by HIPPA to mean information that is a subset of health information, including demographic information collected from an individual, and: (1) is created or received by a health care provider, health plan, employer, or health care clearinghouse; and (2) relates to the past, present, or future physical or mental health or condition of an individual; the provision of health care to an individual; or the past, present, or future payment for the provision of health care to an individual; and (a) that identifies the individual; or (b) with respect to which there is a reasonable basis to believe the information can be used to identify the individual.

“IRB” means an Institutional Review Board, which is a group that has been formally designated to review and monitor biomedical research involving human subjects. In accordance with FDA regulations, an IRB has the authority to approve, require modifications in (to secure approval), or disapprove research. This group serves an important role in the protection of the rights and welfare of human research subjects.

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

“NCE” is a drug that does not contain any active moiety that has been approved by the FDA with any other application.

“NDA” or “Full NDA” means the FDA’s New Drug Application submitted under section 505(b)(1) of the FDC Act, which is a regulatory vehicle in the United States through which drug sponsors formally propose that the FDA approve a new pharmaceutical for sale and marketing, that requires the applicant to conduct all investigations necessary for approval.

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

“PHS Act” means the Public Health Service Act, a set of U.S. laws passed by Congress in 1944 which, among other things, provide statutory authority for the FDA to regulate biological products.

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

“Section 505(b)(2) NDA” or “section 505(b)(2) application” means a New Drug Application submitted under section 505(b)(2) of the FDC Act, which is a regulatory vehicle in the United States through which drug sponsors formally propose that the FDA approve a pharmaceutical for sale and marketing, that allows the applicant to rely on previous investigations conducted by others and for which the sponsor does not have a right of reference or use from the person by or for whom the investigations were conducted.

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

“U.K.” means the United Kingdom.

“U.S.” means the United States.

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

In particular, forward-looking statements include, but are not limited to, any statements that are not statements of current or historical facts, such as statements relating to our expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates, the accuracy of our estimates regarding expenses, future revenues and capital requirements, our ability to execute our plans to develop and market new drug products and the timing and costs of these development programs, and estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements.

Forward-looking statements include, but are not limited to, statements about:

●	The need for additional funding, our ability to raise funding in the future, the terms of such funding, and dilution caused thereby;

●	Expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates;

●	the uncertainties associated with the clinical development and regulatory approval of the Company’s drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash;

●	the continued impact of the COVID-19 pandemic on our business operations and our research and development initiatives;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the Company’s reliance on third parties to conduct its clinical trials, enroll patients, and manufacture its preclinical and clinical drug supplies;

●	the ability to come to mutually agreeable terms with such third parties and partners, and the terms of such agreements, the terms of the Company’s current licensing agreements, and the termination rights associated therewith;

●	estimates of patient populations for the Company’s planned products;

●	unexpected adverse side effects or inadequate therapeutic efficacy of drug candidates that could limit approval and/or commercialization, or that could result in recalls or product liability claims;

●	the Company’s ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to its product development activities;

●	challenges and uncertainties inherent in product research and development, including the uncertainty of clinical success and of obtaining regulatory approvals; and uncertainty of commercial success;

●	the ability of the Company to execute its plans to develop and market new drug products and the timing and costs of these development programs;

●	changing inflation and interest rates, and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict, and Israel/Hamas conflict) and other large-scale crises;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	our ability to maintain the listing of our common stock and warrants on NASDAQ, including our current non-compliance with Nasdaq’s continued listing rules; and

●	other risks and uncertainties, including those described under “Risk Factors”, below.

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

Our fiscal year ends on December 31. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30, the first quarter, second quarter and third quarter, respectively, with the quarter ended December 31st being referenced herein as our fourth quarter. Fiscal 2023 means the year ended December 31, 2023, whereas fiscal 2022 means the year ended December 31, 2022.

Reverse Stock Split

December 2022 Reverse Stock Split

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

February 2024 Reverse Stock Split

On February 16, 2024, at a Special Meeting of the Stockholders of the Company, our stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-forty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors.

On February 26, 2024, the Company’s Board of Directors approved a one-for-19 reverse stock split of the Company’s outstanding common stock and the filing of a Certificate of Amendment to our Certificate of Incorporation to affect such reverse stock split, which was filed on February 26, 2024. The Reverse Stock Split became effective on February 28, 2024 at 12:01 a.m. Eastern Time, with shares beginning trading on a split-adjusted basis at market open on February 28, 2024. In connection with the Reverse Stock Split, every 19 shares of the Company’s common stock issued and outstanding as of the Effective Time were automatically converted into one share of the Company’s common stock.

In connection with the reverse split, all outstanding options, warrants, and other securities entitling their holders to purchase or otherwise receive shares of common stock were adjusted, as required by the terms of each security. The number of shares available to be awarded under the Company’s equity incentive plans were also appropriately adjusted. Following the reverse split, the par value of the Common Stock remained unchanged at $0.0001 par value per share. The reverse split did not change the authorized number of shares of common stock or preferred stock. No fractional shares were issued in connection with the reverse split, and stockholders who would otherwise be entitled to receive a fractional share instead received one whole share of common stock in lieu of such fractional share.

The effects of the 1-for-19 Reverse Stock Split have been retroactively reflected throughout this Report.

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

Company Overview

We are a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation and fibrosis by employing innovative research, and, where appropriate, combination therapy. We were founded by several world-leading scientists in the biotechnology and pharmaceutical sectors. Our world-renowned scientists Prof. Sir Marc Feldmann, Prof. Lawrence Steinman, Prof. Raphael Mechoulam, since deceased, Dr. Jonathan Rothbard, and Prof. Jagdeep Nanchahal have significant experience and significant previous success in drug discovery. The scientists are from the University of Oxford (“Oxford”), Stanford University and Hebrew University of Jerusalem (the “Hebrew University”), and our management team has extensive experience in financing and growing early-stage healthcare companies. Prof. Raphael Mechoulam passed away in March 2023, but his research at Hebrew University is being carried on by other scientists as noted later in this document under the “SCAs Platform” section.

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

Our lead product candidate under the anti-TNF platform completed Phase 2a and Phase 2b proof-of-concept clinical trials in the United Kingdom (“U.K.”) and the Netherlands for early-stage Dupuytren’s Contracture, a condition that affects the development of fibrous connective tissue in the palm of the hand.

Currently, we are planning or conducting clinical trials only for certain indications under the anti-TNF platform, such as a planned Phase 2 trial for post-operative cognitive decline as well as a planned Phase 2 trial for frozen shoulder. We previously recruited patients for a feasibility trial for frozen shoulder, for which we have ended such recruitment at nine patients, due to a regulatory request in the U.K. to end slow recruiting trials. The result of the closure of the trial means that another trial will likely need to be undertaken in the future to recruit additional participants.

We were recently granted an allowance of claims for a U.S. patent with respect to the use of adalimumab for early-stage Dupuytren’s disease which, if granted, would have a term that expires no earlier than in 2037. Of our three product development platforms, only one, the SCAs platform, involves products that are related to cannabidiol (CBD) (and not to cannabis or tetrahydrocannabinol (THC)), and no clinical trials for indications or products under the SCAs platform are currently being conducted in the United States or abroad. We are currently undertaking preclinical research and development activities for the SCA platform. Due to restrictions in the Company’s resources, the Company has not made progress in the α7nAChR platform and has suspended further research and development activity in the meantime.

The Company is currently evaluating all options to monetize its existing assets, in addition to exploring other strategic alternatives to maximize value for its shareholders. Potential strategic alternatives that may be explored or evaluated by the Company as part of this process include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transactions involving the Company.

Business Strategy

Our goal is to capitalize on our research in chronic pain, inflammation and fibrosis by pursuing the following strategies:

●	advance our clinical-stage product candidate for early-stage Dupuytren’s Contracture from its current late-stage development to seek and obtain approval in the U.K., European Union (“EU”) and the United States (“U.S.”) for such product candidate, potentially commercialize the product candidate in the U.K., EU and U.S. and identify the optimal commercial pathway in other markets around the world;

●	move our pre-clinical product candidates into clinical trials, seek and obtain approval in the U.K., EU and U.S. for such future product candidates, and potentially commercialize such future product candidates in the U.S., U.K. and EU;

●	leverage our proprietary product development platforms to discover, develop and commercialize novel first-in-class products for the treatment of chronic pain, inflammation and fibrosis; and

●	strengthen our position in research in chronic pain, inflammation and fibrosis.

Overview of Product Development Platforms

The following chart summarizes the products and indications, including those currently in clinical trial, for our three product development platforms.

*	Regulatory approvals obtained from the MHRA and CCMO and the relevant accredited ethics committees to perform clinical trials in the U.K. and The Netherlands. No marketing applications or requests for marketing approval have been submitted to the U.S. Food and Drug Administration (“FDA”) for any products at this time.

On December 1, 2021, we announced positive top line data for the Phase 2b clinical trial of Dupuytren’s Contracture.

On February 22, 2023, we announced the closure of recruitment of patients for the feasibility trial for frozen shoulder, for which we have ended such recruitment at nine patients, due to a regulatory request in the U.K. to end slow recruiting trials. The result of the closure of the trial means that another trial will likely need to be undertaken in the future to recruit additional participants.

The product development platforms are each described in more detail below.

Fibrosis & Anti-TNF Platform

Our anti-tumor necrosis factor (TNF) platform began at our wholly-owned subsidiary, 180 Therapeutics L.P. (“180 LP”). This platform is focused on studying the molecular mechanism of inflammatory diseases and fibrosis and on the discovery of TNF as a mediator of fibrosis, as well as other immune-driven diseases. This research was first undertaken in the 1980s by our Executive Co-Chairman, Prof. Sir Marc Feldmann, based on analysis of tissue from patients with rheumatoid arthritis (“RA”). We are applying this same approach to the analysis of human disease tissue from patients with active fibrosis, research led by Prof. Jagdeep Nanchahal in Oxford (who is also the Chairman of our Clinical Advisory Board), which has led to the identification of new therapeutic targets and approaches that we are developing. Profs. Nanchahal and Feldmann, in collaboration with other scientists, are leveraging their experience and expertise in developing anti-inflammatories to search for new applications for anti-TNF therapeutics. We are seeking to demonstrate that anti-TNF drugs, such as adalimumab, have a positive effect on new indications such as Dupuytren’s Contracture, frozen shoulder and post-operative cognitive dysfunction/delirium (“POCD”).

Our first product candidate in clinical development is for the potential treatment of early-stage fibrosis of the hand, Dupuytren’s Contracture, for which there is currently no approved treatment in the U.K. or EU. Collagenase from Clostridium histolyticum has been approved in the USA for late-stage Dupuytren’s Contracture. The proposed treatment will be administered by a local injection of adalimumab, an anti-TNF antibody, into early-stage disease tissue. The results for the Phase 2a clinical trial for Dupuytren’s Contracture, supported by the Wellcome Trust, U.K. Department of Health and us, were published in July 2018. The study demonstrated positive tissue response indicative of anti-fibrotic mechanisms, as well as guiding dosing for follow up trials. Having defined the most efficacious dose and preparation and based on these positive proof of concept data, we, together with the Wellcome Trust and the U.K. Department of Health, initiated a Phase 2b trial in patients with early-stage Dupuytren’s Contracture. The initial plan was to randomize 138 patients in a ratio of 1:1 to receive four injections of adalimumab or placebo at three-month intervals and followed for a total of 18 months from baseline. With additional funding from the Wellcome Trust, the Phase 2b trial completed recruitment of 174 patients in April 2019, having commenced dosing in February 2017. The final patient was enrolled in April 2019. The Phase 2b clinical trial for early-stage Dupuytren’s Contracture has been completed. On December 1, 2021, we announced top line data from the trial, which indicates that the primary end point of nodule hardness and the secondary end point of nodule size on ultrasound scan were met with statistically significant differences. There were no related severe adverse events. As previously reported, the full results of the trial have been published in a peer-reviewed journal. Through this fibrosis and anti-TNF product development platform, we are also performing research for the development of potential treatments of frozen shoulder, liver and lung fibrosis and POCD.

We have obtained regulatory approvals from the U.K. MHRA and the Dutch Centrale Commissie Mensgebonden Onderzoek (CCMO), as well as from the relevant accredited ethics committees, in order to perform clinical trials in the U.K. and The Netherlands solely for indications under the anti-TNF platform. No marketing applications or requests for marketing approval have been submitted to, the U.S. Food and Drug Administration (“FDA”) for any indications or products under the anti-TNF platform at this time. On March 29, 2022, we submitted a request to the FDA for a Type C Meeting to discuss clinical outcome assessment in clinical trials of the anti-TNF platform for early stage Dupuytren’s disease. On April 26, 2022, the FDA granted the meeting request and agreed to provide written responses in lieu of a meeting. On June 9, 2022, the FDA provided the aforementioned written responses in which the agency questioned whether nodule hardness and size would constitute an appropriate end point in such studies. Specifically, the FDA stated, “The proposed outcome measures of nodule hardness and nodule size do not appear to be clinical outcome measures that measure how a patient feels, functions, or survives, which would be needed to support a demonstration of efficacy in your future registrational studies.”

Following the Phase 2b trial, discussed previously, which demonstrated the efficacy of anti-TNF injections in reducing or eliminating the size and hardness of the palmar nodules, which we believe may help in the prevention of the finger disability and the eventual need for surgery, our intention remains to seek Conditional Marketing Authorization (“CMA”) for the therapy in the U.K. This authorization requires approval from the U.K. MHRA. Subsequently, we plan to begin the necessary procedures to seek approval in the U.S., EU, and other potential countries.

To support our CMA application, we have had two scientific advice meetings with the MHRA. During these meetings, the MHRA requested additional information regarding the reduction in nodule size and hardness and its impact on the eventual need for surgery of the deformed fingers. While we presented data on a limited number of patients, demonstrating that those treated with anti-TNF injections did not require early surgery compared to the placebo group, the sample size was too small to draw definitive conclusions. Nonetheless, based on the strength of the available data, we believe, and our regulatory consultants in the U.K. and U.S. believe, it is appropriate to pursue a CMA for the U.K. market in conjunction with the initiation of a limited size Phase 3 outcomes trial. This trial has to be initiated prior to the submission of the CMA approval request documents. Our clinical consultants have designed a trial that we believe can be completed within three years, that is expected to meet the requirements set forth by the regulatory authorities and allow for consideration of CMA. We have submitted a request for a follow-up scientific advice meeting with the MHRA to discuss this trial strategy. Due to the agency’s high workload and limited staff, we have not yet received a confirmed date for this meeting.

Considering our plans for seeking marketing approval in the United States and other countries, we are also seeking a meeting with the U.S. FDA. This meeting, known as a Type C meeting, aims to explore the potential for a pathway towards a pre-IND (Investigational New Drug) application and an International IND application meeting. We believe that conducting the follow-on Phase 3 trial, discussed above, will likewise be necessary for FDA acceptance. We have submitted a request to the FDA for this meeting but have not yet received a confirmed date.

As we pursue this regulatory strategy, we will need to raise additional financing.

On February 22, 2023, we announced the closure of recruitment of patients for the feasibility trial for frozen shoulder, for which we have ended such recruitment at nine patients, due to a regulatory request in the U.K. to end slow recruiting trials. The result of the closure of the trial means that another trial will likely need to be undertaken in the future to recruit additional participants.

HMGB1 Program

Our HMGB1 program was formed with the in-licensing of the technology from the University of Oxford on November 2, 2021. Our HMGB1 program fell under the Fibrosis and Anti-TNF Platform. We identified HMGB1 as a therapeutic target that acts on multiple endogenous adult stem cells to accelerate the physiological regenerative response to current or future injuries. These findings have broad relevance to the fields of stem cell biology and regenerative medicine and suggest a therapeutic approach to promote tissue repair such as in NASH liver regeneration.

Due to the ongoing costs of this research program and the need for the Company to focus its resources on the Company’s primary platform to treat fibrosis using anti-TNF (tumor necrosis factor), the Board of Directors of the Company elected to terminate the Company’s HMGB1 license agreement with Oxford on September 22, 2023, and on September 22, 2023, the Company and Oxford entered into a termination letter, formally terminating the License effective September 22, 2023. The termination letter also clarified amounts that we owed after termination of the License, including approximately $20,000 in unbilled fees, which were paid in December 2023. No material early termination penalties were incurred by the Company in connection with the termination of the license.

On October 25, 2022, the Company entered into a research sponsorship agreement related to the HMGB1 program, pursuant to which the Company agreed to sponsor ongoing research at Oxford related to the HMGB1 program. Pursuant to this agreement, the Company entered into an obligation to pay, in aggregate, £500,000 in 2023. The Company has not made any payments towards this program to date and is in negotiations with Oxford to reduce this amount owed.

SCAs Platform

Our SCAs platform began at our wholly-owned subsidiary, CannBioRex Pharmaceuticals Corp. (“CBR Pharma”) with the collaborative work of its founders Prof. Mechoulam, deceased, and Prof. Feldmann. This platform focuses on the development of synthetic pharmaceutical grade molecules close or distant analogs of non-psychoactive cannabinoids such as CBD for the treatment of inflammatory diseases and pain. These development efforts are a result of a 20-year collaboration between Prof. Feldmann, who discovered and commercialized anti-TNF therapy for treatment of RA and subsequently a number of inflammatory diseases, which is currently the best-selling drug class in the world, and Prof. Mechoulam, who was a world leading expert in cannabis chemistry who successfully identified THC, CBD and, subsequently, the endocannabinoids. We are working with a research team based at the Kennedy Institute at Oxford, consisting of Prof. Feldmann, Prof. Richard Williams and others, and a research team based at Hebrew University, consisting of Prof. Avi Domb, Prof. Amnon Hoffman and others, to generate new drugs, test them, and optimize their uptake and delivery to disease targets. The aim is to develop novel, orally active analgesic and anti-inflammatory medications based on synthetic compounds to target chronic diseases. We term these synthetic compounds generically as “synthetic CBD analogs” (“SCAs”). Our primary development targets are arthritis and chronic and recurrent pain, while our secondary development targets are diabetes/diabetic neuropathy, fibromyalgia, multiple sclerosis, obesity and fatty liver disease. Unfortunately, Dr. Mechoulam passed away in March 2023, and while he will be sorely missed, work with his colleagues will continue as necessary.

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

No regulatory approvals have been sought or obtained from appropriate authorities at this time for any products or indications under the α7nAChR platform. Until we are able to obtain sufficient capital to pursue this program, we do not expect to make significant progress with our α7nAChR platform.

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

Having defined the most efficacious dose and preparation and based on these positive proof-of-concept data, we, together with the Wellcome Trust and the U.K. Department of Health, initiated a Phase 2b trial in patients with early-stage Dupuytren’s Contracture. The initial plan was to randomize 138 patients in a ratio of 1:1 to receive four injections of adalimumab or placebo at three-month intervals and followed for a total of 18 months from baseline. The Phase 2b trial, which was funded by grants from the Wellcome Trust and the U.K. Department of Health, with a contribution from 180 LP to purchase the drug, completed recruitment of 174 patients in April 2019 and commenced dosing in February 2017 in the U.K. and Groningen, The Netherlands.

The Phase 2b clinical trial for early-stage Dupuytren’s Contracture has been completed. On December 1, 2021, we announced top line data from the trial, which indicates that the primary end point of nodule hardness and the secondary end point of nodule size on ultrasound scan were met with statistically significant differences. There were no related severe adverse events. The full results have been published in the Lancet Rheumatology publication on April 29, 2022. Based on the results of the Phase 2b clinical trial, the study’s researchers analyzed data on costs and quality of life, which is required for U.K. NICE marketing approval. They extrapolated the trial results using a patient-level simulation model, which estimated the lifetime cost-effectiveness of adalimumab for treatment of Dupuytren’s Disease. The simulated model also evaluated whether hypothetical repeated courses of adalimumab each time the nodule reactivated (every three years) in patients are likely to be cost-effective for treating progressive early-stage Dupuytren’s Disease. The model-based extrapolation showed that, over a lifetime, repeated courses of adalimumab are likely to cost £14,593 per quality-adjusted life year gained, which would be considered highly cost-effective compared with the current standard National Health Service (NHS) practice.

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

Frozen Shoulder

Frozen shoulder, also referred to as adhesive capsulitis, is an extremely painful and debilitating condition that affects an individual’s everyday activities, including sleep. According to the National Institute of Health, frozen shoulder is most common in people between the ages of 40 and 60. It is estimated that 2% to 5% of the population are affected by frozen shoulder at some point, and it is somewhat more common in women than in men. People with diabetes are particularly likely to develop a frozen shoulder: About 10 to 20% of them get it, but it is not yet known why this happens. In addition, approximately 20% of people suffering from a frozen shoulder will develop the same problem in their other shoulder. According to an article published in Shoulder & Elbow in 2010, it is estimated that up to 30% of patients with diabetes develop frozen shoulder, and the symptoms tend to be more persistent and recalcitrant in this group. A large percentage of frozen shoulder patients also have Dupuytren’s. Our working hypothesis is that frozen shoulder involves a similar TNF-driven fibrotic process as Dupuytren’s and, as a result, might benefit from anti-TNF injections, as seen in our Phase 2b trial in patients with early-stage Dupuytren’s Contracture.

During the pain predominant inflammatory phase, patients are typically treated with analgesics, physiotherapy and corticosteroid injections. Patients with persistent stiffness may be referred to secondary care for capsular release by manipulation under anesthesia, hydrodilatation or surgical arthroscopy. To our knowledge, there is currently no approved targeted therapy, and in conjunction with the National Institute for Health Research (U.K.), we are investigating the feasibility of recruiting patients during the early pain-predominant inflammatory phase of the disease and delivery of a local injection of anti-TNF. The set-up stage for this Phase 2 clinical trial for the local injection of anti-TNF for frozen shoulder started in June 2021. A £250,000 grant has been awarded from NIHR to the University of Oxford to support execution and clinical trial sites are being identified. We are providing additional funding to support this trial. The recruitment of men and women across England with early-stage Frozen shoulder for a trial to determine the feasibility of conducting a large randomized controlled trial to assess whether an intra-articular injection of anti-TNF (Adalimumab) can reduce pain and improve function in people with pain predominant early-stage frozen shoulder, which was called the Anti-Freaze-F trial, began in May 2022. The Anti-Freaze-F trial was being run by the University of Oxford and originally sought to recruit 84 participants. Following delays in gaining approvals due to backlogs in the NIHR system due to COVID-19 and consequential staff vacancies, nine participants were recruited for participation in the trial through mid-February 2023. Subsequently, the NIHR’s Research Recovery and Reset program identified the trial as slow moving, due to the considerable challenges we faced to open recruitment sites and enroll sufficient participants during COVID-19. Therefore, the NIHR asked the chief investigators to close the trial for further recruitment. Our request for a no cost trial extension was denied. The participants enrolled to date have received their injections and follow up according to the established protocol. The result of the closure of the trial means that another trial will likely need to be undertaken at a future time to recruit additional participants.

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

To our knowledge, there is no current approved treatment for individuals with NASH. We therefore believe that there is a large potential market for the creation of an effective preventative treatment. According to Allied Market Research, the market for treating liver fibrosis was approximately $13 billion in 2018 and is projected to rise to approximately $20 billion in 2022, rising at a compounded annual growth rate (CAGR) of over 11% per year. We initiated preclinical studies for NASH based on human liver samples during the second quarter of 2020. We have performed preclinical work, but do not plan to move forward in a significant manner without raising additional capital.

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

Hip fractures are one of the main challenges facing elderly patients and healthcare systems. According to an article published in The Lancet Public Health in 2017, hip fractures are associated with an average loss of 2.7% of the healthy life expectancy in the middle-aged and older population in the U.S. and Europe. People suffering hip fracture have a mean age of 83 years, are frail, and two-thirds are women. They suffer a 30-day mortality of 7% and experience a persistent reduction in their health-related quality-of-life similar to that of a diagnosis of Parkinson’s disease or multiple sclerosis. According to various studies, POCD is developed in 13-40% of patients following cardiac surgery. With 500,000 open heart surgeries and 450,000 hip surgeries in the U.S. each year, in advanced age patients, a beneficial therapy to treat POCD would be a significant benefit to these patients. We plan to initiate a Phase 2 study using anti-TNF for POCD and start patient recruitment during 2024. An issued patent to protect this potential use has been licensed from The Kennedy Trust for Rheumatology Research. Our researchers discovered that tissue damaging surgery releases TNF into the circulation which, in turn, opens the brain cognitive areas for an influx of inflammatory mediators, resulting in delirium, which might be prevented by administering anti-TNF at the time of surgery. Experiments in animal models have supported this hypothesis.

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

Because medical cannabis is a complex mixture of over 200 compounds from plants, providing a consistent level of the active compound of interest or controlling the level of the other natural compounds is difficult. Accordingly, we are working on orally available SCAs, not derived from plants, to address the deleterious issues of medical cannabis described above. If successful, these SCAs could become approved drug products that offer a robustly consistent and safe dosage that allows patient intake to be carefully controlled.

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

Until we are able obtain sufficient capital to pursue this program, we do not expect to make significant progress with our α7nAChR platform.

Outsourcing and Manufacturing

We are currently outsourcing our clinical trials, which are conducted at Oxford University, Edinburgh, U.K. and Groningen, The Netherlands, and only involve certain indications under the anti-TNF platform. We expect to continue to outsource our clinical trials and conduct them at (1) in the case of the anti-TNF platform, Oxford University and Groningen, The Netherlands, (2) in the case of the SCAs platform, Hebrew University and Oxford University, and (3) in the case of the α7nAChR platform, to be determined.

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

Overview of Research Agreements

The Research Agreements include agreements with the Hebrew University and Oxford. For the anti-TNF platform, the Research Agreements with Oxford allow us to contribute financially to sponsor the research being conducted for the anti-TNF platform. In return, we will receive an exclusive option to license any intellectual property arising from the Research Agreements. There are also license agreements in place whereby we have exclusively licensed certain intellectual property from Oxford.

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

In the event of a sale by CBR Pharma stockholders of their common shares or the transfer or assignment of the 2018 Hebrew Agreement, CBR Pharma is obligated to pay Yissum a fee of 5% of the consideration received by CBR Pharma pursuant to such corporate transaction. In the event of an initial public offering, or a go-public event, CBR Pharma was obligated to issue registered common shares to Yissum equal to 5% of the issued and outstanding common shares, on a fully-diluted basis, concurrently with the closing of such transaction. The Business Combination that was consummated on November 6, 2020, was considered a go-public event, pursuant to which we issued 12,028 of our common shares to Yissum prior to the closing of the Business Combination.

CBR Pharma has also agreed to reimburse Yissum (to a maximum of $30,000) for costs incurred for patent expenses.

Yissum and CBR Pharma also agreed to establish a research program for which CBR Pharma funded a $400,000 budget for the 12-month period ended May 2019. The Company plans to move forward with the research using a different third party, of which no agreement has been finalized.

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

On January 1, 2020, CBR Pharma and Yissum entered into the first amendment to the 2018 Hebrew Agreement (the “First Hebrew Amendment”), which provided for additional research to be done at Yissum on new derivatives of certain molecules. Pursuant to the terms of the First Hebrew Agreement Amendment, we will pay Yissum $200,000 per year plus 35% additional for University overhead for the additional research performed by each professor over an 18-month period, starting May 1, 2019. The additional research ended in April 2021 and further preclinical work is expected to be undertaken following research and development of a potentially successful drug delivery method, which is in its late stage development.

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

Pursuant to the Oxford License Agreement, we agreed to the following payment terms:

Payment	Amount Due
Past patent costs	£49,207
License fee	£10,000
Annual maintenance fee	£3,000

Milestone	Amount Due
Submission of IND	£25,000
1st Subject dosed in Phase I studies for each product, each indication	£25,000
1st Subject dosed in Phase II studies for each product, each indication	£100,000
1st Subject dosed in Phase III studies for each product, each indication	£50,000
Submission of New Drug Application for each product for each indication	£50,000
Issued U.S. patent, per patent	£5,000
Receipt of Regulatory Approval in the U.S. for each product for each indication	£1,250,000
Receipt of Regulatory Approval in the EU or U.K. for each product for each indication	£550,000
Receipt of Regulatory Approval in the Japan for each product for each indication	£150,000
Aggregate Net Sales Exceed $5Bn	£10,000,000
Aggregate Net Sales Exceed $10Bn	£50,000,000

Net Sales (US$)	Royalty Rate
< $250M	1.00%
$250M - $1B	2.00%
$1B - $10B	3.00%
> $10B	3.50%

Due to the ongoing costs of this research program and the need for the Company to focus its resources on the Company’s primary platform to treat fibrosis using anti-TNF (tumor necrosis factor), the Board of Directors of the Company elected to terminate the Company’s HMGB1 license agreement with Oxford on September 22, 2023, and on September 22, 2023, the Company and Oxford entered into a termination letter, formally terminating the License effective September 22, 2023. The termination letter also clarified amounts that we owed after termination of the License, including approximately $20,000 in unbilled fees. No material early termination penalties were incurred by the Company in connection with the termination of the license.

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

As consideration for the grant of the Stanford Licensed Patents, Katexco paid Stanford an initial fee of $50,000, inclusive of the Option Payment. We also issued 294 common shares to Stanford and provided a letter stating the value of such shares. A portion of the shares issued to Stanford were later distributed to five individuals, including our Chief Scientific Officer and co-chairman.

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

The Petcanna Agreement

On August 20, 2018, we entered into a sublicense agreement with Petcanna Pharma Corp. (“Petcanna”), a private company which was founded by Prof. Sir Marc Feldmann (our Executive Co-Chairman), and Yissum (the “Petcanna Agreement”).

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

As consideration for the sublicense, Petcanna agreed to issue to us approximately 9,000,000 of Petcanna’s common shares in the fourth quarter of 2018. As of the date of this Report, Petcanna has not issued shares to any stockholder and has not commenced operations. We intend to retain 85% of such shares and transfer 15% of such shares to Yissum. In the event that Yissum does not accept such shares, we will have an obligation to pay Yissum 15% of the-then current fair market value of such shares. Petcanna will also pay a 1% royalty to us on Petcanna’s net sales of products that incorporate the Petcanna IP.

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

Kinexum Agreement

On January 13, 2023, we entered into a contract with Kinexum in the ordinary course of business (the “MSA”). Pursuant to the MSA, Kinexum will provide assistance to us in connection with the Conditional Marketing Authorisation (CMA) and Marketing Approval Application (MAA) which we expect to submit to the MHRA in connection with our planned use of adalimumab to treat progressive early-stage Dupuytren’s disease. We do not anticipate significant costs related to the Kinexum agreement in 2024, as the Company is now required to complete a Phase 3 trial in Dupuytren’s disease prior to submission of an MAA.

Consulting Agreements

The Consulting Agreements are each described below.

Prof. Jagdeep Nanchahal Consulting Agreement

On February 25, 2021, we (and CannBioRex Pharma Limited, which was added as a party to the agreement later), entered into a Consultancy Agreement dated February 22, 2021, and effective December 1, 2020, with Prof. Jagdeep Nanchahal (as amended, the “Consulting Agreement”). Prof. Nanchahal has been providing services to us and/or our subsidiaries since 2014, was previously a greater than 5% stockholder of the Company and is currently the Chairman of our Clinical Advisory Board.

On March 31, 2021, we entered into a first amendment to Consultancy Agreement with Prof. Jagdeep Nanchahal (the “First Nanchahal Amendment”), which amended the Consultancy Agreement entered into with Prof. Nanchahal on February 25, 2021, to include CannBioRex Pharma Limited, a corporation incorporated and registered in England and Wales (“CannBioRex”), and an indirect wholly-owned subsidiary of the Company, as a party thereto, and to update the prior Consultancy Agreement to provide for cash payments due to Prof. Nanchahal to be paid by CannBioRex, for tax purposes, provide for CannBioRex to be party to certain other provisions of the agreement and to provide for the timing of certain cash bonuses due under the terms of the agreement.

Prof. Nanchahal is a surgeon scientist focusing on defining the molecular mechanisms of common diseases and translating his findings through to early phase clinical trials. He undertook his Ph.D., funded by the U.K. Medical Research Council, whilst a medical student in London and led a lab group funded by external grants throughout his surgical training. After completing fellowships in microsurgery and hand surgery in the USA and Australia, he was appointed as a senior lecturer at Imperial College. His research is focused on promoting tissue regeneration by targeting endogenous stem cells and reducing fibrosis. In 2013 his group identified anti-tumor necrosis factor (TNF) as therapeutic target for Dupuytren’s Contracture, a common fibrotic condition of the hand. He previously lead a Phase 2b clinical trial funded by the Wellcome Trust and Department of Health to assess the efficacy of local administration of anti-TNF in patients with early-stage Dupuytren’s Contracture and a clinical trial for patients with early-stage frozen shoulder. He is a proponent of evidence-based medicine and was the only plastic surgery member of the NICE Guidance Development Groups on complex and non-complex fractures. He was a member of the group that wrote the Standards for the Management of Open Fractures published in 2020. This is an open-source publication to facilitate the care of patients with these severe injuries.

Pursuant to the Consulting Agreement, Prof. Nanchahal agreed, during the term of the agreement, to serve as a consultant to us and provide such services as the Chief Executive Officer and/or our Board shall request from time to time, including but not be limited to: (1) conducting clinical trials in the fields of Dupuytren’s Contracture, frozen shoulder and post-operative delirium/cognitive decline; and (2) conducting laboratory research in other fibrotic disorders, including fibrosis of the liver and lung (collectively, the “Services”).

In consideration for providing the Services, we (through CannBioRex Pharma Limited) agreed to pay Prof. Nanchahal 15,000 British Pounds (GBP) per month (approximately $20,800) during the term of the agreement, increasing to GBP 23,000 (approximately $32,000) on the date (a) of publication of the data from the phase 2b clinical trial for Dupuytren’s Contracture (RIDD) and (b) the date that we have successfully raised over $15 million in capital. The fee will increase annually thereafter to reflect progression in other clinical trials and laboratory research as approved by our Board. We also agreed to pay Prof. Nanchahal a bonus (“Bonus 1”) in the sum of GBP 100,000 upon submission of the Dupuytren’s Contracture clinical trial data for publication in a peer-reviewed journal, which submission occurred in December 2021, and which bonus was paid in December 2021. In addition, for prior work performed, including completion of the recruitment to the RIDD (Dupuytren’s) trial, we agreed to pay Prof. Nanchahal GBP 434,673 (approximately $605,000) (“Bonus 2”). At the election of Prof. Nanchahal, Bonus 2 shall be paid at least 50% (fifty percent) or more, as Prof. Nanchahal elects, in shares of our common stock, at a share price of $1,140.00 per share, or the share price on the date of the grant, whichever is lower, with the remainder paid in GBP. Bonus 2 shall be deemed earned and payable upon us raising a minimum of $15 million in additional funding, through the sale of debt or equity, after December 1, 2020 (the “Vesting Date”) and shall not be accrued, due or payable prior to such Vesting Date. Bonus 2 shall be payable by us within 30 calendar days of the Vesting Date. Finally, Prof. Nanchahal shall receive another one-time bonus (“Bonus 3”) of GBP 5,000 (approximately $7,000) on enrollment of the first patient to the phase 2 frozen shoulder trial, and another one-time bonus (“Bonus 4”) of GBP 5,000 (approximately $7,000) for enrollment of the first patient to the phase 2 delirium/POCD trial. On March 30, 2021, we issued Prof. Nanchahal 265 shares of our common stock in lieu of GBP 217,337 and on April 15, 2021, we issued Prof. Nanchahal 99 shares of our common stock in lieu of GBP 82,588. We also waived the requirement for the Company having to raise $15 million in order for Prof. Nanchahal to agree to receive an aggregate of GBP 300,000 via the issuance of shares. Prof. Nanchahal agreed that the remaining GBP 134,673 that is due pursuant to Bonus 2 shall be paid after we have raised a minimum of $15 million in additional funding. On August 23, 2021, at the request of Prof. Nanchahal, we agreed to issue Prof. Nanchahal 161 shares of common stock in consideration for the remaining 31% (or 134,749 GBP, or $184,606) of Bonus 2, based on a $1,140.00 per share price. The shares were issued under our 2020 Omnibus Incentive Plan, which has been approved by stockholders.

Effective on April 27, 2022, we and CannBioRex entered into a Second Amendment to Consulting Agreement with Prof. Jagdeep Nanchahal (the “Second Nanchahal Amendment”). Pursuant to the Second Nanchahal Amendment, Prof. Nanchahal agreed that upon acceptance of the data for the phase 2b clinical trial for Dupuytren’s disease for publication (which occurred March 1, 2022, subject to editing and final approvals), his monthly fee was increased to £23,000, provided that £4,000 of such increase shall be accrued and £19,000 per month of such fees shall be payable per our payroll practices in cash by us starting effective March 1, 2022, and until the earlier of (a) November 1, 2022 or (b) such time as our Board determines that we have sufficient cash on hand to pay such accrued amounts, which we expect will not be until we have raised a minimum of $15,000,000 (the “Funding Determination Date”), at which time all accrued amounts shall be due.

On December 28, 2022, we and CannBioRex, entered into a Third Amendment to Consultancy Agreement with Prof. Nanchahal (the “Third Nanchahal Amendment”). The Third Nanchahal Amendment amended the Consultancy Agreement to provide that the monthly cash fee payable to Prof. Nanchahal pursuant to such agreement would remain at its then current rate, £23,000 per month, through December 31, 2022, and then increase to £35,000 per month during the term of the Consultancy Agreement from January 1, 2023, until the end of the term of the Consultancy Agreement (collectively, the “Fee”). The Third Nanchahal Amendment also provided that the Fee will be adjusted yearly with the recommendation of our Board or the Compensation Committee of the Company, which will consider in its determination of the amount of such increase, the U.K. consumer price index and Prof. Nanchahal’s contributions to advancing our mission, among other things. The Third Nanchahal Amendment also provided that in the event the Consultancy Agreement is terminated by us for any reason other than cause, Prof. Nanchahal is entitled to a lump sum payment of 12 months of his monthly fee as of the date of termination.

Notwithstanding the above, the Board or Compensation Committee of the Company may grant Prof. Nanchahal additional bonuses from time to time in their discretion, in cash, stock or options.

The Consulting Agreement has an initial term of three years, and renews thereafter for additional three-year terms, until terminated as provided in the agreement, and currently has a term through December 1, 2026. The Consulting Agreement can be terminated by either party with 12 months prior written notice (provided our right to terminate the agreement may only be exercised if Prof. Nanchahal fails to perform his required duties under the Consulting Agreement), or by us immediately if (a) Prof. Nanchahal fails or neglects efficiently and diligently to perform the Services or is guilty of any breach of its or his obligations under the agreement (including any consent granted under it); (b) Prof. Nanchahal is guilty of any fraud or dishonesty or acts in a manner (whether in the performance of the Services or otherwise) which, in our reasonable opinion, has brought or is likely to bring Prof. Nanchahal, the Company or any of its affiliates into disrepute or is convicted of an arrestable offence (other than a road traffic offence for which a non-custodial penalty is imposed); or (c) Prof. Nanchahal becomes bankrupt or makes any arrangement or composition with his creditors. If the Consulting Agreement is terminated by us for any reason other than cause, Prof. Nanchahal is entitled to a lump sum payment of 12 months of his fee as at the date of termination.

The Consulting Agreement includes a 12 month non-compete and non-solicitation obligation of Prof. Nanchahal, preventing him from competing against us in any part of any country in which he was actively engaged in our business, subject to certain exceptions, including research conducted at the University of Oxford. The Consulting Agreement also includes customary confidentiality and assignment of inventions provisions, in each case subject to our previously existing agreements with various universities, including the University of Oxford, where Prof. Nanchahal serves as a Professor of Hand, Plastic and Reconstructive Surgery.

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

The Board, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee) or separately, may also award Prof. Sir Feldmann bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion.

On November 17, 2021, the Board, as recommended by the Compensation Committee, increased the salary of Prof. Sir Feldmann to $225,000 per annum.

Effective on April 27, 2022, CannBioRex and Prof. Sir Feldmann entered into an amendment to the consulting agreement, pursuant to which the parties agreed effective March 1, 2022, that Sir Feldmann’s salary would be reduced by $225,000 (100%), and that such reduced amounts would be accrued and paid on the Funding Determination Date.

On January 10, 2024, and effective on January 1, 2024, the Company entered into a Second Amendment to Consulting Agreement with Prof. Sir Feldmann. Pursuant to the amendment, Prof. Sir Feldmann, effective as of January 1, 2024, agreed to a reduction of his base salary set forth in his consulting agreement by 100%, to £0 per year, with the amount of such salary reduction £14,167 per month or £170,000 per year), accruing monthly in arrears, to be paid upon the Company raising at least $5,000,000 in funding subsequent to the date of the Amendments (the “Funding Date”), provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety.

On March 7, 2024, Sir Marc Feldmann, Ph.D. provided notice to the Board of Directors of his resignation as a member of the Board of Directors, effective on the same date; see Note 13 – Subsequent Events, Resignation of Board Member, for further information.

Consultancy Agreement with Prof. Lawrence Steinman

On November 17, 2021, and effective on November 1, 2021, we entered into a Consulting Agreement with Lawrence Steinman, M.D., our Executive Co-Chairman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Steinman agreed to provide certain consulting services to us, including, but not limited to, participating in defining and setting strategic objectives of the Company; actively seeking out acquisition and merger candidates; and having primary scientific responsibility for our α7nAChR platform (collectively, the “Services”). The term of the agreement is for one year (the “Initial Term”); provided that the agreement automatically extends for additional one year periods after the Initial Term (each an “Automatic Renewal Term” and the Initial Term together with all Automatic Renewal Terms, if any, the “Term”), subject to the Renewal Requirements (described below), in the event that neither party provided the other written notice of their intent not to automatically extend the term of the agreement at least 30 days prior to the end of the Initial Term or any Automatic Renewal Term. The Term can only be extended for an Automatic Renewal Term, provided that (i) Dr. Steinman is re-elected to the Board at our Annual Meeting of Stockholders immediately preceding the date that such Automatic Renewal Term begins; (ii) the Board affirms his appointment as Co-Chairman for the applicable Automatic Renewal Term (or fails to appoint someone else as Co-Chairman prior to such applicable Automatic Renewal Term) and (iii) Dr. Steinman is continuing in his role of having the responsibility for the scientific development for the Company’s α7nAChR platform (the “Renewal Requirements”). The Consulting Agreement also expires immediately upon the earlier of: (i) the date upon which Dr. Steinman no longer serves as Co-Chairman and no longer has primary scientific responsibility for our α7nAChR platform; and (ii) any earlier date requested by either (1) us (as evidenced by a vote of a majority of the Board (excluding Dr. Steinman) at a meeting of the Board), or (2) Dr. Steinman (as evidenced by written notice from Dr. Steinman to the Board). Additionally, we may terminate the Consulting Agreement immediately and without prior notice if Dr. Steinman is unable or refuses to perform the Services, and either party may terminate the Consulting Agreement immediately and without prior notice if the other party is in breach of any material provision of the Consulting Agreement.

We agreed to pay Dr. Steinman $225,000 per year during the term of the agreement, along with a one-time payment of $43,750, representing the difference between his old compensation and new compensation, dating back to April 1, 2021. Pursuant to the Consulting Agreement, Dr. Steinman agreed to not compete against us, unless approved in writing by the Board, during the term of the agreement, and also agreed to certain customary confidentiality provisions and assignment of inventions requirements. The Consulting Agreement also has a 12-month non-solicitation prohibition following its termination.

On December 8, 2021, Dr. Steinman was also granted stock options to purchase 65 shares of our common stock, which have a term of 10 years; an exercise price equal to the fair market value of our common stock on the date of grant, $1,501.00 per share, and are subject to our 2020 Omnibus Incentive Plan. In addition, beginning in calendar year 2022, for each year during the Term of the Consulting Agreement, we will, subject to future approval by the Board, grant Dr. Steinman $125,000 of value of equity compensation. Future equity grants will vest over a 48-month period and be in accordance with the Plan. Timing of the future grants, nature of the equity grants (e.g., RSU, PSU, restricted stock, etc.) and any changes in the value of future equity will be recommended by our Compensation Committee and/or Audit Committee and approved by the Board.

Effective on April 27, 2022, the Company and Dr. Steinman entered into an amendment to the consulting agreement, pursuant to which the parties agreed effective March 1, 2022, that Dr. Steinman’s salary would be reduced by $56,250 (25%), and that such reduced amount would be accrued and paid on the Funding Determination Date.

On January 10, 2024, and effective on January 1, 2024, the Company entered into a Third Amendment to Consulting Agreement with Lawrence Steinman. Pursuant to the amendment, Dr. Steinman, effective as of January 1, 2024, agreed to a reduction of his base salary set forth in his consulting agreement by 100%, to $0 per year, with the amount of such salary reduction ($18,750 per month or $225,000 per year), accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety.

Recent and Material Events

On January 13, 2023, the Company entered into a contract with Kinexum in the ordinary course of business (the “MSA”). Pursuant to the MSA, Kinexum will provide assistance to the Company in connection with the Conditional Marketing Authorisation (CMA) and Marketing Approval Application (MAA) which the Company expects to submit to the U.K. Medicines and Healthcare products Regulatory Agency (MHRA) in connection with the Company’s planned use of adalimumab to treat progressive early-stage Dupuytren’s disease. We do not anticipate significant costs related to the Kinexum agreement in 2024, as the Company is now required to complete a Phase 3 trial in Dupuytren’s disease prior to submission of an MAA.

As previously discussed, the Company’s HMGB1 program was formed in connection with the entry into an exclusive global licensing agreement with Oxford University Innovation Limited (“Oxford”) for the development and commercialization of HMGB1, a regenerative molecule for promoting liver repair and regeneration, in November 2021 (the “License”). At the time, a physiological pathway, activated by the molecule HMGB1, had been shown to lead to regeneration of tissues by targeting endogenous stem and progenitor cells. However, after close to two years of research, it was found that the molecular interactions were much more complex than initially envisioned and have remained unresolved. Hence, we have been unable to progress this research to a point of identifying a lead molecule to proceed with scaling up and Good Manufacturing Practice (GMP) production, as well as safety and toxicity testing.

Due to the ongoing costs of this research program and the need for the Company to focus its resources on the Company’s primary platform to treat fibrosis using anti-TNF (tumor necrosis factor), the Board of Directors of the Company elected to terminate the Company’s HMGB1 license agreement with Oxford on September 22, 2023, and on September 22, 2023, the Company and Oxford entered into a termination letter, formally terminating the License effective September 22, 2023. The termination letter also clarified amounts that we owed after termination of the License, including approximately $20,000 in unbilled fees. No material early termination penalties were incurred by the Company in connection with the termination of the license.

On October 12, 2023, the Company received a formal written scientific response from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (MHRA) regarding a meeting that was held on August 17, 2023 with the MHRA. The Company’s management and regulatory team met with the MHRA to propose a path forward for approval of the Company’s use of adalimumab as an anti-TNF (tumor necrosis factor) therapy for the potential prevention of the Dupuytren’s contracture disability.

In the response, the MHRA (i) recognized the debilitating nature of the Dupuytren’s Contracture; (ii) agreed with the Company’s proposed primary and secondary endpoints for a proposed Phase 3 clinical trial (Phase 3 study); (iii) agreed that a single Phase 3 study could be sufficient to support a Marketing Authorization, if convincing evidence of efficacy and safety is observed; (iv) confirmed that the MHRA believes that the results of the Company’s Phase 2b trial resulted in too much uncertainty to support a Conditional Marketing Authorization (CMA), because of the small number of trial participants, and that the MHRA would require the results of a Phase 3 study to consider a Marketing Authorisation; and (v) provided the Company guidance on the potential Phase 3 study, including that a treatment course consisting of four injections administered at 3-monthly intervals is acceptable.

The Company is also currently interacting with the FDA, and is ready to liaise with the European Medicines Agency (EMA), to attempt to obtain agreement on our proposed clinical development plans, as outlined above for the MHRA guidance, and to work towards seeking approval of the use of adalimumab as an anti-TNF therapy for potential prevention of the Dupuytren’s contracture disability, in all of these jurisdictions.

In support of our current FDA interaction, a leading pharmaceutical biosimilar manufacturer has agreed to participate with the Company in the FDA advice discussion regarding manufacturing and safety of the proposed biosimilar for adalimumab. In addition, such manufacturer has indicated that it wishes to supply the anti-TNF biosimilar drug to be used in the Phase 3 study; however, no definitive agreements with the supplier have been entered into to date. It is expected that any agreements with such supplier would be conditional upon the outcome of the aforementioned FDA discussions, and we may be unable to come to mutually agreeable definitive terms with such supplier.

The Company is currently taking into consideration the guidance from the MHRA in its discussions with the FDA and planning the potential Phase 3 study to be carried out, if necessary, provided that funding for such study is available.

In December 2023, we engaged A.G.P./Alliance Global Partners as financial advisor to explore and evaluate strategic alternatives to enhance shareholder value. Potential strategic alternatives that may be explored or evaluated by the Company as part of this process include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transactions involving the Company. The Company does not intend to discuss or disclose further developments during this process unless and until its Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate. There is no assurance that the strategic review process will result in the approval or completion of any specific transaction or outcome.

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

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules, including affecting a reverse stock split. The Company plans to hold a special stockholders’ meeting on February 16, 2024, to seek approval, for among other things, an amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of our common stock, by a ratio of between one-for-four to one-for-forty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to February 16, 2025. On February 16, 2024, the Company’s Board of Directors authorized a reverse stock split of our issued and outstanding shares of common stock in the amount of one-for-nineteen, which was effective on February 28, 2024. On March 13, 2024, the Company received a letter from Nasdaq notifying the Company that it has regained full compliance with the minimum bid price for continued listing on Nasdaq, pursuant to Nasdaq Listing Rule 5550(a)(2), because Nasdaq has determined that for 10 consecutive business days, the closing bid price of the Company’s common stock was at or above $1.00 per share.

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

The Staff’s determination under Listing Rule 5635(d) relates to the offering and issuance by the Company of an aggregate of: (i) 35,102 shares of the Company’s common stock, at a price of $12.35 per share, (ii) pre-funded warrants to purchase up to 207,814 shares of common stock, at a price of $12.3481 per pre-funded warrant and (iii) warrants to purchase up to 242,915 shares of common stock. The offering price per share and associated common warrant was $12.35 and the offering price per pre-funded warrant and associated common warrant was $12.3481.

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

The October 11, 2023 letter provided the Company 45 days to submit a plan to regain compliance. The plan of compliance was subsequently submitted by the Company to Nasdaq on November 9, 2023, and on November 14, 2023, Nasdaq granted the Company an extension, until December 15, 2023, to complete certain transactions set forth in the plan of compliance, in order to remedy its prior violation of Nasdaq rules as described in the October 11, 2023 letter from Nasdaq.

On August 14, 2023, we issued and sold to certain investors, including a certain institutional investor (the “Purchaser”), an aggregate of: (i) 35,102 shares (the “August 2023 Shares”) of the Company’s common stock, (ii) pre-funded warrants (the “August 2023 Pre-Funded Warrants”) to purchase up to 207,814 shares of common stock, and (iii) warrants (the “August 2023 Common Warrants”) to purchase up to 242,915 shares of common stock, in the case of the Purchaser, pursuant to a securities purchase agreement, dated as of August 9, 2023, between the Company and the Purchaser (the “August 2023 SPA”).

On October 11, 2023, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with the shareholder approval requirements set forth in Nasdaq Listing Rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the applicable Minimum Price (as defined in Listing Rule 5635(d)(1)(A)).

Nasdaq’s determination under Listing Rule 5635(d) related to the August 2023 offering (the “August 2023 Offering”). The offering price per share of common stock and associated August 2023 Common Warrant was $12.35 and the offering price per August 2023 Pre-Funded Warrant and associated August 2023 Common Warrant was $12.3481.

Nasdaq determined that the August 2023 Offering was not a “public offering” for the purposes of Nasdaq’s shareholder approval rules due to the type of offering, a best efforts offering pursuant to a placement agency agreement, and the fact that one investor purchased 98% of the August 2023 Offering. As a result, because the August 2023 Offering represented greater than 20% of the common stock outstanding and was priced below the Minimum Price, Nasdaq determined that the Company was required to obtain prior shareholder approval under Listing Rule 5635(d). In November and December 2023, the Company took various actions to amend the terms of the August 2023 Offering to comply with Listing Rule 5635(d), as discussed below.

On November 28, 2023, the Company entered into Amendment No. 1 to the August 2023 SPA with the Purchaser (the “November 2023 SPA Amendment”), pursuant to which (i) the Purchaser agreed to pay an additional $830,769.30 in connection with the repricing of the August 2023 Shares and August 2023 Pre-Funded Warrants (the “Repricing Amount”), (ii) the Company agreed to issue to the Purchaser (x) pre-funded warrants to purchase up to 257,205 shares of common stock, with an exercise price of $0.0019 per share (the “December 2023 Pre-Funded Warrants”), and (y) warrants to purchase up to 477,058 shares of common stock, with an exercise price of $3.23 per share (the “December 2023 Common Warrants” and, together with the December 2023 Pre-Funded Warrants, the “Warrants”), and (iii) the Company and the Purchaser agreed to enter into the Warrant Amendment Agreement (as defined and described below).

The Warrants will not be exercisable until the Company obtains stockholder approval for the issuance of the 734,262 shares of common stock upon exercise of the Warrants (the “Warrant Shares”)(“Stockholder Approval”, and the date of such Stockholder Approval, the “Stockholder Approval Date”), at which point the December 2023 Pre-Funded Warrants will remain exercisable until all of the December 2023 Pre-Funded Warrants are exercised in full, and the December 2023 Common Warrants will remain exercisable until the fifth anniversary of the Stockholder Approval Date (as defined below).

The November 2023 SPA Amendment contains certain customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties, and termination provisions. Pursuant to the November 2023 SPA Amendment, the Company has agreed that, subject to certain exceptions, it will not conduct any issuances of common stock (or equivalents thereof) from the Closing Date until 15 days after the Stockholder Approval Date. The November 2023 SPA Amendment also requires the Company to file a registration statement with the SEC to register the resale by the Purchaser of the Warrant Shares within sixty (60) days of the Stockholder Approval Date.

In accordance with the November 2023 SPA Amendment, the Company entered into a warrant amendment agreement with the Purchaser, dated November 28, 2023 (the “Warrant Amendment Agreement”), whereby the Company agreed to amend the following outstanding warrants held by the Purchaser: (i) warrants to purchase up to 135,339 shares of common stock, issued on December 22, 2022, and amended in January 2023, April 2023 and August 2023 (the “December 2022 Warrants”); (ii) warrants to purchase up to 16,138 shares of common stock, issued on July 20, 2022 and amended in April 2023 and August 2023 (the “July 2022 Warrants”); (iii) warrants to purchase up to 82,668 shares of common stock, issued on April 10, 2023 and August 2023 (the “April and August 2023 Warrants”, and collectively with the December 2022 Warrants and July 2022 Warrants, the “December 2022 Through August 2023 Warrants”); and (iv) warrants to purchase up to 242,915 shares of common stock underlying the August 2023 Common Warrants (collectively, the “Existing Common Warrants”). Pursuant to the Warrant Amendment Agreement, the Existing Common Warrants will be amended (the “Warrant Amendment”) such that they will not be exercisable until the company obtains stockholder approval for the issuance of up to 477,058 shares of common stock upon exercise of the Existing Common Warrants (the “Existing Common Warrant Shares”). The Existing Common Warrants will have an exercise price equal to $3.23 per share, and the Existing Common Warrants will expire on the fifth anniversary of the Stockholder Approval Date (the “Repricing and Extension”). The other terms of the Existing Common Warrants remain unchanged.

The closing of the transactions discussed above occurred on December 1, 2023 (the “Closing Date”). Upon the closing of the transactions, the Company regained compliance with Nasdaq Listing Rule 5635(d).

For purposes of obtaining Stockholder Approval of the issuance of the Warrant Shares and the Existing Common Warrant Shares, the Company has agreed to hold a Stockholder Meeting (as defined in the November 2023 SPA Amendment) on or prior to the date that is ninety (90) days following the Closing Date (and has scheduled such meeting for February 16, 2024). If the Company does not obtain Stockholder Approval at the first Stockholder Meeting, the Company will call a Stockholder Meeting every ninety (90) days thereafter until the earlier of: (i) the date on which Stockholder Approval is obtained or (ii) the Warrants and the Existing Common Warrants are no longer outstanding.

Simultaneously with the closing of the transactions, the Company entered into a warrant agent agreement (the “Warrant Agent Agreement”) with Continental Stock Transfer & Trust Company (“Continental”), pursuant to which Continental will act as warrant agent with respect to the Warrants.

As a result of those transactions, on December 14, 2023, Nasdaq provided the Company written notice that the Company has complied with the terms of the prior extension; that the Company complies with Listing Rule 5635(d)(1)(A)); and that the matter is now closed.

On November 15, 2023, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Rule”) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company reported a stockholders’ deficit of ($149,327), which is below the minimum stockholders’ equity required for continued listing pursuant to the Rule. Additionally, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.

Nasdaq provided the Company until January 2, 2024 to submit to Nasdaq a plan to regain compliance. We submitted the plan to regain compliance in a timely manner, and on January 11, 2024, Nasdaq advised the Company that it has determined to grant the Company an extension to regain compliance with the Rule.

The terms of the extension are as follows: on or before May 13, 2024, the Company must complete certain transactions described in greater detail in the compliance plan, contemplated to result in the Company increasing its stockholders’ equity to more than $2.5 million, and opt for one of the two following alternatives to evidence compliance with the Rule: Alternative 1: The Company must furnish to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K) including: 1. A disclosure of Staff’s deficiency letter and the specific deficiency(ies) cited; 2. A description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; and 3. An affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; or Alternative 2: The Company must furnish to the SEC and Nasdaq a publicly available report including: 1. Steps 1 & 2 set forth above; 2. A balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date; and 3. That the Company believes it satisfies the stockholders’ equity requirement as of the report date. The pro forma balance sheet must evidence compliance with the stockholders’ equity requirement.

Additionally, in either case the Company is required to disclose that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

Regardless of which alternative the Company chooses, if the Company fails to evidence compliance upon filing its next periodic report with the SEC following the end of such compliance period (i.e., its Quarterly Report for the Quarter ended June 30, 2024), the Company may be subject to delisting. In the event the Company does not satisfy these terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

The Company is currently evaluating various courses of action to regain compliance and is hopeful that it can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the compliance period. However, there can be no assurance that the Company will be able to complete the transactions contemplated in the compliance plan, which the Company expects will allow it to regain compliance with the Rule, or that such transactions will result in the Company regaining compliance with the Rule, within the compliance period granted by Nasdaq, if at all. If we fail to timely remedy our compliance with such applicable requirement, our common stock and Public Warrants may be delisted.

Effective on December 17, 2023, Donald A. McGovern, Jr., resigned as a member of the Board of Directors of the Company. Mr. McGovern’s resignation was due to health reasons. Effective on December 17, 2023, Francis Knuettel II, Pam Marrone, Teresa DeLuca, Larry Gold, and Russell Ray, resigned as members of the Board of Directors of the Company; their resignations were in connection with a difference of opinion on cost cutting initiatives.

Mr. McGovern, Mr. Knuettel, Dr. DeLuca, Dr. Gold and Mr. Ray, represented all of our independent directors and as such, as of December 17, 2023, we have no independent directors, nor any members of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Risk, Safety and Regulatory Committee. We are currently seeking qualified individuals to appoint as independent members of the Board of Directors; see Note 13 – Subsequent Events, New Board Members Appointed and Resignation of Board.

Due to recent financial constraints, the Company has been unable to timely pay amounts due to the University of Oxford, the licensor of the majority of the Company’s licenses and patents and the Company’s research partner. Oxford alleges that an aggregate of approximately £929,030 is owed from the Company and one of its subsidiaries to Oxford under the terms of licenses and agreements with Oxford and related parties. The Company is currently in ongoing discussion with Oxford to reduce that amount and enter into a payment plan with regards to the amounts owed, and has received preliminary acceptance of a payment plan; however, no definitive terms or extensions have been agreed to date. Oxford has also notified the Company that it is not willing to discuss any new projects or arrangements until all outstanding invoices have been paid or a payment plan has been agreed to; has engaged a law firm to seek the collection of the amounts owed, together with interest; and has threatened legal proceedings against us. While we are hopeful that we can come to mutually agreeable terms regarding a settlement, payment plan, and/or extension, with Oxford, we may not have sufficient funds to pay amounts due to Oxford in the near term, if at all, and Oxford may take action against us, including filing legal proceedings against us seeking amounts due and interest, attempting to terminate their relationship with us, and/or filing a wind-up petition against one of the Company’s subsidiaries in the U.K. If Oxford were to take legal action against us or terminate their relationship with us, we may be forced to scale back our business plan and/or seek bankruptcy protection. We may be subject to litigation and damages for our failure to pay amounts due to Oxford, and may be forced to pay interest and penalties, which funds we do not currently have. We plan to seek to raise funding in the future to support our operations, and to pay amounts due to Oxford, through a combination of equity offerings, debt financing or other capital sources, including potentially collaborations, licenses and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Additionally, in December 2023, we engaged A.G.P./Alliance Global Partners as financial advisor to explore and evaluate strategic alternatives to enhance shareholder value. Potential strategic alternatives that may be explored or evaluated by the Company as part of this process include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transactions involving the Company. The Company does not intend to discuss or disclose further developments during this process unless and until its Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate. There is no assurance that the strategic review process will result in the approval or completion of any specific transaction or outcome.

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

Our intellectual property portfolio as of March 20, 2024, includes eleven patent families with issued and/or pending claims, pharmaceutical formulations, drug delivery and the therapeutic uses of SCAs, as well as know-how and trade secrets, when including patents held by our partners of which we have exclusive rights.

Within the U.S., we and/or our partners have or have licensed fourteen issued patents and nine pending patent applications under active prosecution. Outside of the U.S., assuming the EU as a single jurisdiction, there are an additional fifteen issued patents and thirteen pending patent applications under active prosecution.

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

A7nAChR

Antibodies selective for TNFa (Humira) or TNFa receptor (Remicade) and nucleic acid aptamers are injectable reagents, which by their inherent nature have clinical limitations. An orally bioavailable inhibitor of TNFa is a natural complementary reagent to the antibody or aptamer strategy. This is particularly attractive if the mode of action differs between the varying therapeutic reagents. The antibodies and aptamers both are designed to interfere with TNFa signaling, whereas the orally bioavailable drug is an α7 nicotinic acetyl choline receptor agonist known to activate the vagus nerve and the brain- immune system interface.

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

FDA Approval Process

In the U.S., pharmaceutical products, including drugs and biologics, are subject to extensive regulation by the FDA. Under the U.S. Federal Food, Drug, and Cosmetic Act (the “FDC Act”), a “drug” is defined to include “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” 21 USC 321(g). Like all drugs, biological products are also used for the treatment, prevention or cure of disease in humans. However, in contrast to chemically synthesized small molecular weight drugs, which have a well-defined structure and can be thoroughly characterized, biological products are generally derived from living material, such as human, animal, or microorganism, are complex in structure, and thus are always fully characterized. The U.S. Public Health Servicer Act (the “PHS Act”) defines a biological product as a “virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, or analogous product … applicable to the prevention, treatment, or cure of a disease or condition of human beings.” 42 USC 262(i). FDA regulations and policies have established that biological products include blood-derived products, vaccines, in vivo diagnostic allergenic products, immunoglobulin products, products containing cells or microorganisms, and most protein products. Biological products subject to the PHS Act also meet the definition of drugs under the FDC Act. Biological products are a subset of drugs, and therefore both are regulated under provisions of the FDC Act. However, only biological products are licensed under section 351 of the PHS Act, although some therapeutic protein products have been approved under section 505 of the FDC Act rather than the PHS Act.

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

After completion of the required clinical testing, a New Drug Application (“NDA”)/BLA is prepared and submitted to the FDA. The FDA approval of the NDA/BLA is required before marketing of the product candidate may begin in the U.S. The NDA/BLA must include the results of all pre-clinical, clinical, and other testing and a compilation of data relating to the product candidate’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA/BLA is substantial. Under federal law, the submission of most NDAs/BLAs is also subject to an application user fee, which, for the fiscal year 2023, is in the amount of approximately $4.0 million (where clinical data is required).

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

During the declaration of the COVID public health emergency, the FDA has been exercising enforcement discretion with respect to certain classes of products and has provided for the issuance of Emergency Use Authorizations (EUAs) which have enabled a number of products to enter the market without formal conventional FDA clearance or approval, and has also drawn FDA resources away from non-COVID related products. The U.S. government has since declared the termination of the public health emergency effective May 11, 2023.

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

Fast Track Designation and Accelerated Approval

If our drug/biologic candidate meets the requirements of the FDA’s fast track program, we would seek to have our drug/biologic candidate expedited through this program. The FDA has programs to facilitate the development, and expedite the review of drugs/biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast-track program, the sponsor of a new drug/biologic candidate may request that the FDA designate the drug/biologic candidate for a specific indication as a fast track drug/biologic concurrent with, or after, the filing of the IND for the drug/biologic candidate. The FDA must determine if the drug/biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track drug’s/biologic’s NDA/BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA/BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data emerging in the clinical trial process.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug/biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm clinical benefit. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug/biologic from the market on an expedited basis. Unless otherwise informed by the FDA, for an accelerated approval product/biologic, an applicant must submit to the FDA for consideration during the preapproval review period copies of all promotional materials, including promotional labeling as well as advertisements, intended for dissemination or publication within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the applicant must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the labeling or initial publication of the advertisement.

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

For a botanical drug, the FDA may determine that the active moiety is one or more of the principle components or the complex mixture as a whole. This determination would affect the utility of any five-year exclusivity as well as the ability of any potential generic competitor to demonstrate that it is the same drug as the original botanical drug.

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

Biologic Patent Information

In contrast to small molecule drugs, for which applicants are required to submit patent information with their NDAs and certain supplements, an applicant seeking licensure of a biological product need not submit patent information in its BLA or supplements. Also, unlike small molecule drugs, for which the approvability of ANDAs and 505(b)(2) NDAs is impacted by the status of listed patents for the reference NDA drug product, the approvability of section 351(k) applications for biosimilar products is presently delinked from the various processes for resolving patent disputes. Biosimilar applicants have a choice whether to engage in the patent litigation provisions of the Biologics Price Competition and Innovation Act (BPCIA), colloquially known as the “patent dance,” to identify and litigate a defined list of patents. However, unlike the listing of small molecule reference listed drugs and patents in the “Orange Book,” there had not been a process for listing patents in the FDA’s List of Licensed Biological Products, commonly known as the “Purple Book.” However, in December 2020 Congress enacted the Biological Product Patent Transparency Act (“BPPT”) (originally introduced as the Purple Book Continuity Act created section 351(k)(9) of the PHS Act). That section requires that a biological product reference sponsor that provides a biosimilar applicant with a patent list as part of the “Patent Dance” BPCIA patent litigation process must now submit those lists to the FDA within 30 days, and further, as of June 2021 the FDA is required to make those lists (along with any revisions or updates) public in the Purple Book database.

Patent Term Extension

After NDA or BLA approval, owners of relevant drug or biologic patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the product’s testing phase - the time between IND submission and NDA or BLA submission - and all of the review phase - the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the product covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA or BLA has not been submitted.

Advertising and Promotion

Once an NDA or BLA is approved, a product candidate will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs and biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

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

Adverse Event Reporting and GMP Compliance

Adverse event reporting on an expedited basis and submission of periodic adverse event reports is required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform GMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with GMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with GMPs. Regulatory authorities may withdraw product approvals, issue warning letters, request product recalls or take other enforcement actions if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

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

Following NDA approval of a drug containing a Schedule I controlled substance, that substance must be rescheduled as a Schedule II, III, IV or V substance before it can be marketed. The Improving Regulatory Transparency for New Medical Therapies Act enacted on November 25, 2015 and its implementing regulations has removed uncertainty associated with the timing of the DEA rescheduling process after NDA approval, under which a manufacturer may market its product no later than 90 days after the later of: (1) the date on which the DEA receives from the FDA the scientific and medical evaluation and scheduling recommendation; or (2) the date on which the DEA receives from the FDA notification that the FDA has approved the drug. The Act also clarifies that the seven-year orphan exclusivity period begins with the approval of the NDA or DEA scheduling, whichever is later. This changes the previous situation whereby the orphan “clock” began to tick upon the FDA’s NDA approval, even though the product could not be marketed until DEA scheduling was complete.

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

Clinical Trials and Marketing Approval

Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In the European Union/European Economic Area (“EEA”), for example, a clinical trial application (a “CTA”), must be submitted via a single-entry portal for all clinical trials conducted in the EU/EEA (the “CTIS”). Once the CTA is approved in accordance with a country’s requirements and a company has received favorable ethics committee approval, clinical trial development may proceed in that country.

In April 2014, the Clinical Trials Regulation, Reg. (EU) No 536/2014 (the “New Regulation”) was adopted to replace the Clinical Trials Directive 2001/20/EC (the “Prior Directive”). To ensure that the rules for clinical trials are identical throughout the EU/EEA, new EU clinical trials legislation was passed as a “regulation” that is directly applicable to EU/EEA member states. The New Regulation requires the sponsor to submit a single CTA is planned for all EU/EEA member states, which will be submitted via the CTIS, an online portal to streamline the authorization process. The CTIS authorization procedure is composed of two parts: member states jointly cooperate in a Part I assessment, while Part II is assessed by each member state individually. This is a significant change, as under the Prior Directive sponsors had to seek separate approval from national authorities in each country where the trial was to be conducted. The New Regulation became applicable on January 31, 2022 - repealing the Prior Directive as of the same day - and introduced a one-year transition period (until January 31, 2023) during which sponsors could choose whether to submit new CTAs under either the old regime governed by the Prior Directive or the new CTIS. Following the transition period, from January 31, 2023, sponsors must apply for clinical trials under the New Regulation, and by January 31, 2025, all ongoing clinical trials approved under the Prior Directive will need to be transitioned to the New Regulation.

In the U.K., the Prior Directive (implemented by Medicines for Human Use (Clinical Trials) Regulations 2004/1031) still applies. On January 31, 2020, the U.K. left the EU and the European Union (Withdrawal) Act 2018 (the “EUWA”) came into force. Section 1 of the EUWA repealed the European Communities Act 1972 (ECA 1972), which had previously enabled EU law to apply to the U.K. However, Section 1A of the EUWA immediately saved much of the effect of ECA 1972 (in modified form) for the duration of the transition period, and Section 1B saved U.K. legislation that implemented EU requirements. The practical effect of the EUWA was therefore that the New Regulation, which had not yet become applicable was repealed for the U.K., but the Prior Directive was retained. References to the U.K. in this section predominantly refer to Great Britain. Due to the Northern Ireland Protocol at Article 182 of the EUWA certain EU/EEA derived regulatory standards in Northern Ireland were not repealed and therefore in some circumstances still apply. The Northern Ireland Protocol was replaced with the Windsor Framework in 2023. In the U.K., approval must be obtained from the MHRA when a clinical trial is planned. A CTA must be submitted and supported by an investigational medicinal product dossier along with additional supporting information pursuant to the Medicines for Human Use (Clinical Trials) Regulations 2004/1031 and other applicable guidance documents provided by the MHRA. Furthermore, a clinical trial may only commence after a competent ethics committee has issued a favorable opinion on the clinical trial application in the U.K.

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

To obtain regulatory approval to place a drug on the market in the U.K. or EU/EEA countries, we must submit a marketing authorization application. This application is similar to the NDA in the U.S., with the exception of, among other things, country-specific document requirements. All application procedures require an application in the common technical document, format, which includes the submission of detailed information about the manufacturing and quality of the product, and nonclinical and clinical trial information. In addition to using national authorization procedures (leading to a marketing authorization on valid in the relevant EU/EEA member state), drugs can be authorized in the EU/EEA by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, or (iii) the decentralized procedure. These three authorization methods available to the EU/EEA are no longer available to the U.K. Drugs can be authorized in the U.K. by the MHRA by using (i) the Innovative Licensing and Access Pathway, (ii) the 150-day assessment route, (iii) a “rolling review” route of evaluation for novel products and biotechnological products, (iv) a European Commission (EC) Decision reliance procedure, (v) a decentralized and mutual recognition reliance procedure, or (vi) an “unfettered access” route for marketing authorization applications approved in Northern Ireland.

The European Commission created the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the EU and, by extension (after national implementing decisions) in Iceland, Liechtenstein and Norway, which, together with the EU member states, comprise the European Economic Area. Applicants file marketing authorization applications with the European Medicines Agency (EMA), where they are reviewed by a relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use (“CHMP”). The European Medicines Agency (“EMA”) forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. This procedure results in a single marketing authorization granted by the European Commission that is valid across the EU, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the voluntary request of the applicant also be used for human drugs that do not fall within the above-mentioned categories if the CHMP agrees that the human drug (a) contains a new active substance not yet approved on November 20, 2004; (b) constitutes a significant therapeutic, scientific or technical innovation or (c) authorization under the centralized procedure is in the interests of patients at the EU level. Although the U.K. can no longer utilize the EU centralized procedure, until December 31, 2023, the MHRA can utilize the decentralized and mutual recognition reliance procedure to authorize drugs by relying upon EC approvals under the EU centralized procedure. Beyond December 31, 2023, the MHRA intends to have a new regime for an international drug reliance framework.

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

Conditional Marketing Authorization

The European Commission may grant a conditional marketing authorization to medicines that address unmet medical needs. This marketing authorization is “conditional” upon carrying out certain activities imposed when authorization is granted (e.g., completing ongoing or new studies or collecting additional data). This applies when the applicant is unable to provide comprehensive data on the efficacy and safety of the medicinal product under normal conditions of use, for objective, verifiable reasons and based on specific grounds, and all of the following criteria are met:

●	the benefit-risk balance of the medicine is positive;

●	it is likely that the applicant will be able to provide comprehensive data post-authorization;

●	the medicine fulfils an unmet medical need; and

●	the benefit of the medicine’s immediate availability to patients is greater than the risk inherent in the fact that additional data is still required.

Conditional marketing authorizations are valid for one year and can be renewed annually.

In Great Britain (England, Scotland, Wales) the MHRA has introduced and regulates a national conditional marketing authorization, effective from January 1, 2021; in Northern Ireland, applications for conditional marketing authorization must be submitted to the EMA. The U.K. scheme has the same eligibility criteria as the EU scheme.

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

The characteristic of the MRP is that the procedure builds on an already-existing marketing authorization in a member state that is used as a reference in order to obtain marketing authorizations in other EU/EEA member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the EU/EEA and subsequently marketing authorization applications are made in other member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. The concerned member states are required to grant an authorization recognizing the existing authorization in the reference member state, unless they identify a serious risk to public health.

The MRP is based on the principle of the mutual recognition by EU/EEA member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such case, the reference member state is required to update its existing assessment report about the drug in 90 days. After the assessment is completed, copies of the report are sent to all concerned member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgment of the agreement.

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

Orphan Medicinal Products

The EMA’s Committee for Orphan Medicinal Products (“COMP”), may recommend orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan medicinal product designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication. Following a positive opinion by the COMP, the European Commission generally grants orphan status within 30 days. When the draft decision of the European Commission is not aligned with the COMP opinion, the COMP will reassess orphan status in parallel with EMA review of a marketing authorization application and orphan status may be withdrawn if the drug no longer fulfills the orphan criteria (for instance, because a new product was approved for the indication and no data is available to demonstrate a significant benefit over that new product). Orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing authorization. During this period, the competent authorities may not accept or approve any similar medicinal product for the same therapeutic indication, unless it offers a significant clinical benefit or if the holder of the marketing authorization for the original orphan drug is unable to supply sufficient quantities of the drug. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Pediatric Development

In the EU and the U.K., companies developing a new medicinal product must agree to a Pediatric Investigation Plan (“PIP”), with the EMA or the MHRA and must conduct pediatric clinical trials in accordance with that PIP unless a waiver applies, for example, because the relevant disease or condition occurs only in adults. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if the product covered by it qualifies for one at the time of approval). This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP is developed and submitted.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”) was enacted in March 2010. The ACA was enacted with the goal of expanding coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare D program. We still cannot fully predict the impact of the ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet been completed, and the Centers for Medicare & Medicaid Services have publicly announced that it is analyzing the ACA regulations and policies that have been issued to determine if changes should be made. In addition, although the U.S. Supreme Court has upheld the constitutionality of most of the ACA, some states have stated their intentions to not implement certain sections of the ACA and some members of Congress are still working to repeal the ACA. These challenges add to the uncertainty of the changes enacted as part of the ACA. In addition, the current legal challenges to the ACA, as well as Congressional efforts to repeal the ACA, add to the uncertainty of the legislative changes enacted as part of the ACA.

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

Employees and Human Capital Management

As of March 20, 2024, we and our subsidiaries had four full-time employees. One of these employees is located in the U.K., and three are located in the U.S.

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

Initial Public Offering

On June 7, 2017, pursuant to our Initial Public Offering (the “IPO”), we sold 11,500,000 Units at a purchase price of $10.00 per Unit, inclusive of 1,500,000 Units sold to the underwriters on June 23, 2017 upon the underwriters’ election to fully exercise their over-allotment option, generating gross proceeds of $115,000,000. Each “Unit” consisted of one-380th of a share of our common stock, one right to receive one-3,800th of one share of our common stock upon the consummation of a business combination (“Right”), and one redeemable warrant to purchase one-seven hundred sixtieth of one share of our common stock (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one- seven hundred sixtieth of one share of common stock at an exercise price of $5.75 per 1/760th of one share ($4,370.00 per whole share), subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 12 months from the closing of the IPO, and expire five years after the completion of the Business Combination (November 6, 2025).

We may redeem the Public Warrants, in whole and not in part, at a price of $0.01 per Public Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $6,840.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Public Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If we call the Public Warrants for redemption as described above, our management will have the option to require all holders that wish to exercise Public Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their Public Warrants on a “cashless basis,” management will consider, among other factors, our cash position, the number of Public Warrants that are outstanding and the dilutive effect on our stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the Public Warrants. Each holder of a Right received one-3,800th (1/3,800) of one share of common stock upon consummation of the Business Combination. No fractional shares were issued upon exchange of the Rights.

Private Placement

Concurrent with the closing of the IPO, KBL IV Sponsor LLC (the “Sponsor”) and the underwriters purchased an aggregate of 450,000 unregistered Units (“Private Units”) at $10.00 per Unit, generating gross proceeds of $4,500,000 in a private placement. In addition, on June 23, 2017, we consummated the sale of an additional 52,500 Private Units at a price of $10.00 per Unit, which were purchased by the Sponsor and underwriters, generating gross proceeds of $525,000. Of these, 377,500 Private Units were purchased by the Sponsor and 125,000 Private Units were purchased by the underwriters. The proceeds from the Private Units were added to the net proceeds from the IPO held in a Trust Account (the “Trust Account”). The Private Units (including their component securities) were not transferable, assignable or salable until 30 days after the completion of the Business Combination (defined below) and the warrants included in the Private Units (the “Private Placement Warrants”) will be non-redeemable so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the Units sold in the IPO. In addition, for as long as the Private Placement Warrants are held by the underwriters or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement related to the IPO. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the IPO and have no net cash settlement provisions.

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

On November 6, 2020 (the “Closing Date”), we consummated the Business Combination following a special meeting of stockholders held on November 5, 2020, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt the Business Combination. Pursuant to the Business Combination Agreement, among other things, Merger Sub merged with and into 180, with 180 continuing as the surviving entity and as a wholly-owned subsidiary of the Company. The Merger became effective on November 6, 2020 (such time, the “Effective Time”, and the closing of the Merger being referred to herein as the “Closing”). In connection with, and prior to, the Closing, 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp. and KBL Merger Corp. IV changed its name to 180 Life Sciences Corp.

At the Effective Time, each share of 180 common stock issued and outstanding prior to the Effective Time was automatically converted into the right to receive approximately 0.44310 shares of the common stock, par value $0.0001 per share, of the Company (such shares of common stock issuable to the common stockholders of 180 pursuant to the Business Combination Agreement, the “Merger Consideration Shares”). An aggregate of 46,039 shares of common stock have been issued to date to the common stockholders of 180 as Merger Consideration Shares, including the Escrow Shares (as defined below). Also at the Effective Time, each share underlying the 180 preferred stock issued and outstanding prior to the Effective Time was converted into the right to receive one Class C Special Voting Share of the Company, or one Class K Special Voting Share of the Company, as applicable (such shares, the “Special Voting Shares”). The Special Voting Shares entitle the holder thereof to an aggregate number of votes, on any particular matter, proposition or question, equal to the number of Exchangeable Shares (as defined below) of each of CannBioRex Purchaseco ULC and Katexco Purchaseco ULC, Canadian subsidiaries of 180, respectively, that are outstanding from time to time.

As a result of the Merger, the existing exchangeable shares (collectively, the “Exchangeable Shares”) of CannBioRex Purchaseco ULC and/or Katexco Purchaseco ULC were adjusted in accordance with the share provisions in the articles of CannBioRex Purchaseco ULC or Katexco Purchaseco ULC, as applicable, governing the Exchangeable Shares such that they were multiplied by the exchange ratio for the Merger and became exchangeable into shares of common stock. The Exchangeable Shares entitle the holders to dividends and other rights that are substantially economically equivalent to those of holders of common stock, and holders of Exchangeable Shares have the right to vote at meetings of the stockholders of the Company. An aggregate of 14 shares of common stock are reserved for issuance to the holders of the Exchangeable Shares upon the exchange thereof.

Pursuant to the Business Combination Agreement, 2,764 of the Merger Consideration Shares (such shares, the “Escrow Shares”) were deposited into an escrow account (the “Escrow Account”) to serve as security for, and the exclusive source of payment of, our indemnity rights under the Business Combination Agreement, all of which were planned to be released to the same stockholders 12 months following the Closing of the Business Combination, but for a claim made by Dr. Krauss against these shares which is pending.

As a result of the Business Combination, the former stockholders of 180 became the controlling stockholders of the Company and 180 became a wholly-owned subsidiary of the Company. The Business Combination was accounted for as a reverse merger, whereby 180 is considered the acquirer for accounting and financial reporting purposes.

In connection with the Closing, we withdrew $9,006,493 of funds from the Trust Account (as defined below) to fund the redemptions of 2,149 shares.

Reverse Stock Splits

December 2022 Reverse Stock Split

On December 15, 2022, at a Special Meeting of the Stockholders of 180 Life Sciences Corp., our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to December 15, 2023. On December 15, 2022, our Board, with the Stockholder Authority, approved an amendment to our Second Amended and Restated Certificate of Incorporation to affect a reverse stock split of our common stock at a ratio of 1-for-20.

Immediately after the Special Meeting and the approval thereof by the Board, on December 15, 2022, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split.

Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective on December 19, 2022 at 12:01 a.m. Eastern Time. No change was made to the trading symbol for our shares of common stock or public warrants, “ATNF” and “ATNFW”, respectively, in connection with the Reverse Stock Split.

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

February 2024 Reverse Stock Split

On February 16, 2024, at a Special Meeting of the Stockholders of the Company, our stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-forty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors.

On February 26, 2024, the Company’s Board of Directors approved a one-for-19 reverse stock split of the Company’s outstanding common stock and the filing of a Certificate of Amendment to our Certificate of Incorporation to affect such reverse stock split, which was filed on February 26, 2024. The Reverse Stock Split became effective on February 28, 2024 at 12:01 a.m. Eastern Time, with shares beginning trading on a split-adjusted basis at market open on February 28, 2024. In connection with the Reverse Stock Split, every 19 shares of the Company’s common stock issued and outstanding as of the Effective Time were automatically converted into one share of the Company’s common stock.

In connection with the reverse split, all outstanding options, warrants, and other securities entitling their holders to purchase or otherwise receive shares of common stock were adjusted as required by the terms of each security. The number of shares available to be awarded under the Company’s equity incentive plans were also appropriately adjusted. Following the reverse split, the par value of the Common Stock remained unchanged at $0.0001 par value per share. The reverse split did not change the authorized number of shares of common stock or preferred stock. No fractional shares were issued in connection with the reverse split, and stockholders who would otherwise be entitled to receive a fractional share instead received one whole share of common stock in lieu of such fractional share.

The effects of the 1-for-19 Reverse Stock Split have been retroactively reflected throughout this Report.

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

Item 1A. Risk Factors.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	we are a clinical stage biotechnology company that had no revenue for the years ended December 31, 2023 and 2022 and do not anticipate generating revenue for the near future;

●	our need for additional financing, both near term and long term, to support our operations, our ability to raise such financing as needed, the terms of such financing, if available, potential significant dilution associated therewith, and covenants and restrictions we may need to comply with in connection with such funding;

●	our dependence on the success of our future product candidates, some of which may not receive regulatory approval or be successfully commercialized; problems in our manufacturing process for our new products and/or our failure to comply with manufacturing regulations, or unexpected increases in our manufacturing costs; problems with distribution of our products; and failure to adequately market our products;

●	risks associated with the growth of our business, our ability to maintain such growth, difficulties in managing our growth, and executing our growth strategy;

●	liability for previously restated financial statements and associated with ineffective controls and procedures, as well as costs and expenses related to the indemnification of current and former officers and directors;

●	our dependence on our key personnel and our ability to attract and retain employees and consultants;

●	risks from intense competition from companies with greater resources and experience than we have;

●	our ability to receive regulatory approvals for our product candidates, and the timeline and costs associated therewith, including the uncertainties associated with the clinical development and regulatory approval of our drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the FDA and the MHRA;

●	risks that our future product candidates, if approved by regulatory authorities, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products;

●	the outcome of currently pending and future claims and litigation, future government investigations, and other proceedings may adversely affect our business and results of operations;

●	the fact that the majority of our license agreements provide the licensors and/or counter-parties the right to use, own and/or exploit such licensed intellectual property;

●	preclinical studies and earlier clinical trials may not necessarily be predictive of future results and may not have favorable results; we have limited marketing experience, and our future ability to successfully commercialize any of our product candidates, even if they are approved in the future is unknown; and business interruptions could delay us in the process of developing our future product candidates and could disrupt our product sales;

●	third-party payors may not provide coverage and adequate reimbursement levels for any future products;

●	liability from lawsuits (including product liability lawsuits, stockholder lawsuits and regulatory matters), including judgments, damages, fines and penalties and including the outcome of currently pending litigation, potential future government investigations, and other proceedings that may adversely affect our business and results of operations;

●	security breaches, loss of data and other disruptions which could prevent us from accessing critical information or expose us to liabilities or damages;

●	risks associated with clinical trials that are expensive, time-consuming, uncertain and susceptible to change, delay or termination and which are open to differing interpretations, delays in the trials, testing, application, or approval process for drug candidates and/or our ability to obtain approval for promising drug candidates, and the costs associated therewith;

●	our ability to comply with existing and future rules and regulations, including federal, state and foreign healthcare laws and regulations and implementation of, or changes to, such healthcare laws and regulations;

●	our ability to adequately protect our future product candidates or our proprietary technology in the marketplace, claims and liability from third parties regarding our alleged infringement of their intellectual property;

●	differences in laws and regulations between countries and other jurisdictions and changes in laws or regulations, including, but not limited to tax laws and controlled substance laws, or a failure to comply with any laws and regulations;

●	conflicts of interest between our officers, directors, consultants and scientists;

●	penalties associated with our failure to comply with certain pre-agreed contractual obligations and restrictions;

●	dilution caused by future fund raising, the conversion/exercise of outstanding convertible securities, and downward pressure on the value of our securities caused by such future issuances/sales;

●	negative effects on our business from the COVID-19 pandemic and other potential future pandemics;

●	the extremely volatile nature of our securities and potential lack of liquidity thereof;

●	the fact that our Certificate of Incorporation provides for indemnification of officers and directors, limits the liability of officers and directors, allows for the authorization of preferred stock without stockholder approval, and includes certain other anti-takeover provisions and exclusive forum provisions;

●	our ability to maintain the listing of our common stock and warrants on Nasdaq and the costs of compliance with SEC and Nasdaq rules and requirements;

●	failure of our information technology systems, including cybersecurity attacks or other data security incidents, that could significantly disrupt the operation of our business;

●	the fact that we may acquire other companies which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results and if we make any acquisitions, they may disrupt or have a negative impact on our business;

●	the effect of changes in inflation and interest rates, and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian and Hamas/Israel conflict) and other large-scale crises, as well as the potential implications of a Congressional impasse over the U.S. debt limit or possible future U.S. governmental shutdowns over budget disagreements;

●	the fact that we do not currently have $2.5 million or more of stockholders’ equity, and as a result, we are not in compliance with the continued listing requirements of the Nasdaq Capital Market and our common stock and public warrants are subject to delisting;

●	the fact that we may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of our securities; and

●	our growth depends in part on the success of our strategic relationships with third parties.

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

Risks Related to Our Business Operations

Our current cash balance is only expected to be sufficient to fund our planned business operations through approximately May 2024. If additional capital is not available, we may not be able to pursue our planned business operations, may be forced to change our planned business operations, or may take other actions that could adversely impact our stockholders, including seeking bankruptcy protection.

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

As of December 31, 2023, we had an accumulated deficit of $127,343,657 and a working capital deficit of $1,422,710, and for the year ended December 31, 2023, a net loss of $19,935,112 and cash used in operating activities for the year ended December 31, 2023, of $10,922,223. As of March 18, 2024, we had cash on hand of approximately $0.8 million. The accompanying Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While we recently raised funds through the sale of equity in July 2022 (approximately $6.5 million of gross proceeds), December 2022 (approximately $6.0 million of gross proceeds), April 2023 (approximately $3.0 million of gross proceeds), August 2023 (approximately $3.0 million) and November 2023 (approximately $0.8 million), there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a monthly cash requirement spend of approximately $350,000. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

These conditions raise substantial doubt about our ability to continue as a going concern. The Consolidated Financial Statements included herein have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the Consolidated Financial Statements included herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. The Consolidated Financial Statements included herein also include a going concern footnote.

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

All of our License Agreements with the University of Oxford and other licensors remain subject to various conditions and covenants, and provide for certain termination rights to the licensors. Those agreements typically allow termination by the licensor for our failure to pay amounts due timely, our failure to cure a material breach under the terms of the applicable license agreement, and our insolvency. As a result, if we are deemed insolvent, or in the event we seek bankruptcy protection, the licensors of our license agreements may terminate their license agreements with us. In the event such license agreements are terminated, we could lose the right to develop all of our platforms and technologies, may lose any investments made towards developing such platforms and technologies, and may be left without any intellectual property, product pathways, or development opportunities. Such terminations may result in the value of our securities declining in value or becoming worthless, the need for us to change our business plan, and may result in the Company seeking bankruptcy protection.

We owe a significant amount of money to the University of Oxford, which funds we do not have. The university may take action against us to enforce their rights to payment in the future, which could have a material adverse effect on us and our operations.

Due to recent financial constraints, the Company has been unable to timely pay amounts due to the University of Oxford (“Oxford”), the licensor of the majority of the Company’s licenses and patents and the Company’s research partner. Oxford alleges that an aggregate of approximately £929,030 is owed from the Company and one of its subsidiaries to Oxford under the terms of licenses and agreements with Oxford and related parties. The Company is currently in ongoing discussions with Oxford to reduce that amount and enter into a payment plan with regards to the amounts owed; however, no definitive terms or extensions have been agreed to date. Oxford has also notified the Company that it is not willing to discuss any new projects or arrangements until all outstanding invoices have been paid or a payment plan has been agreed to; has engaged a law firm to seek the collection of the amounts owed, together with interest; and has threatened legal proceedings against us. While we are hopeful that we can come to mutually agreeable terms regarding a settlement, payment plan, and/or extension, with Oxford, we may not have sufficient funds to pay amounts due to Oxford in the near term, if at all, and Oxford may take action against us, including filing legal proceedings against us seeking amounts due and interest, attempting to terminate their relationship with us, and/or filing a wind-up petition against one of the Company’s subsidiaries in the U.K.. If Oxford were to take legal action against us or terminate their relationship with us, we may be forced to scale back our business plan and/or seek bankruptcy protection. We may be subject to litigation and damages for our failure to pay amounts due to Oxford, and may be forced to pay interest and penalties, which funds we do not currently have. We plan to seek to raise funding in the future to support our operations, and to pay amounts due to Oxford, through a combination of equity offerings, debt financing or other capital sources, including potentially collaborations, licenses and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Additionally, in December 2023, we engaged A.G.P./Alliance Global Partners as financial advisor to explore and evaluate strategic alternatives to enhance shareholder value. Potential strategic alternatives that may be explored or evaluated by the Company as part of this process include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transactions involving the Company. The Company does not intend to discuss or disclose further developments during this process unless and until its Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate. There is no assurance that the strategic review process will result in the approval or completion of any specific transaction or outcome.

Our results of operations may be adversely affected by fluctuations in currency values.

We expend expenses in currencies other than the U.S. dollar. Our reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Canadian Dollar (“CAD”) or British Pound (“£” or “GBP”). The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the years ended December 31, 2023 and 2022, we recorded other comprehensive (loss) of ($15,816) and ($3,702,963), respectively, as a result of foreign currency translation adjustments.

Changes in the value of the currencies which we pay expenses (and in the future receive revenues), versus each other, and the U.S. dollar, could result in an adverse charge being recorded to our income statement.

Global economic conditions could materially adversely affect our business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations, as well as the potential implications of a Congressional impasse over the U.S. debt limit or possible future U.S. governmental shutdowns over budget disagreements, could materially adversely affect our operations, expenses, access to capital and the market for our planned future products. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our funding sources, suppliers and partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of our future planned products; and insolvency.

A downturn in the economic environment could also lead to limitations on our ability to sell equity or issue new debt; reduce liquidity; and result in declines in the fair value of our financial instruments. These and other economic factors could materially adversely affect our business, results of operations, financial condition and growth.

Our industry and the broader U.S. economy have experienced higher than expected inflationary pressures during 2022 and 2023, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, future results of operations and cash flows could be materially and adversely affected.

During 2022 and the early part of 2023, there were significant increases in the costs of certain materials, products and shipping costs, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed U.S. labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine, and Israel and Hamas, which threatens to spread to other Middle Eastern countries. Service, materials and shipping costs have also increased accordingly with general supply chain and inflation issues seen throughout the U.S. leading to increased operating costs. Supply chain constraints and inflationary pressures have in the past and may in the future, adversely impact our operating costs and may negatively impact our future product costs, consulting costs and expenses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Court also found that there were issues of disputed facts as to the Change in Control exclusion contained within the policies, which therefore precluded the Court from granting the remainder of the Company’s requests for summary adjudication as a matter of law. Accordingly, the Court, at this time, denied the Company’s further requests for summary adjudication and deemed that for the time being, the Change in Control issue is to be determined at the time of trial, in order to find that the policies provide (i) coverage for the fees which the Company has advanced and will advance to Dr. Marlene Krauss and George Hornig; (ii) that AmTrust has breached the policy; (iii) that AmTrust must pay such expenses of the Company; and that, once the AmTrust policy has been exhausted, (iv) that Freedom will be obligated to pay such expenses of the Company pursuant to its policy.

On August 4, 2023, the Court granted the Company’s request to file a second motion for partial summary judgment in this case, this one being on the issue of whether AmTrust should be required to advance to the Company the defense costs being incurred by Dr. Marlene Krauss and George Hornig during the pendency of the case. The Company filed such Motion for Partial Summary Judgment, and it has now been fully briefed by the parties. The hearing for such motion was held on January 11, 2024, however the Judge took the matter under submission and has not yet issued any decision on the Motion.  The parties have commenced written discovery proceedings against each other, and it is anticipated that depositions will also occur. The Company intends to continue to vigorously pursue this matter in order to establish the Company’s entitlement to full payment by both AmTrust and Freedom of the subject advancement expenses of the Company.

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

We filed a Current Report on Form 8-K on December 31, 2020 and another Current Report on Form 8-K on February 3, 2021, where we announced that due to matters we discovered which related to KBL, prior to the Business Combination, certain historical financial statements were unreliable. As a result, we restated our financial statements for the three and six months ended June 30, 2020 and for the three and nine months ended September 30, 2020, because of errors in such financial statements which were identified after such financial statements were filed with the SEC in our original quarterly reports for the quarters ended June 30, 2020 and September 30, 2020. While we believe these restatements are the result of the actions of, and are the responsibility of, the management of KBL (none of whom remain employed by us), we may be subject to stockholder litigation, SEC actions, fines and penalties, rating downgrades, negative publicity and difficulties in attracting and retaining key clients, employees and management personnel as a result of such restatements. Additionally, our securities may trade at prices lower than similarly situated companies which have not had to restate their financial statements.

Our failure to appropriately adjust processes resulting from significant one-time transactions may result in a misstatement in the financial statements.

In the course of our annual audit but prior to filing, we discovered that an error occurred which caused the fair value of our public warrants to be overstated by an immaterial amount. This error was corrected before the 2022 financial statements were filed. While we believe that the fair value of warrants in our financial statements for the year ended December 31, 2022 and since such date are correctly stated, it is possible that similar errors which could have a material adverse effect on our financial condition and results of operations, could require us to restate our financial statements for prior periods or in the future.

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

In September 2021, we entered into a non-binding memorandum of understanding with Celltrion Healthcare, a biopharmaceutical company, for the supply of an anti-TNF biosimilar drug used in our ongoing development of anti-TNF products. The parties have not entered into a definitive agreement regarding such relationship to date, and such definitive agreement may not ultimately be entered into on terms contemplated, if at all. In the event that we are unable to come to mutually agreeable definitive terms with Celltrion Healthcare, the Company has been in discussions with an alternative supplier of the anti-TNF biosimilar drug which has expressed interest in proceeding. We may ultimately be unable to find an alternative supplier or such alternative supplier may require less favorable terms than are currently contemplated. Any of the above may materially adversely affect our business, results of operations and financial condition.

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

Additionally, competitors may also seek to market versions of our drug products via a section 505(b)(2) application, which is a type of NDA provided in section 505(b)(2) of the FDC Act. A Section 505(b)(2) NDA is in contrast to an NDA under section 505(b)(1) of the FDC Act, which is commonly known as a Full NDA because it requires the applicant to undertake all of the nonclinical and clinical investigations necessary for the approval of the application. In contrast, a Section 505(b)(2) NDA application is one for which one or more of the investigations relied on by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. Section 505(b)(2) applications may be submitted for drug products that represent a modification, such as a new indication or new dosage form, of a previously approved drug. Section 505(b)(2) applications may rely on the FDA’s previous findings for the safety and effectiveness of the previously approved drug in addition to information obtained by the 505(b)(2) applicant to support the modification of the previously approved drug. Preparing Section 505(b)(2) applications may be less costly and less time-consuming than preparing a Full NDA based entirely on new data and information. Section 505(b)(2) applications are subject to the same patent certification procedures as an ANDA.

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

Our clinical-stage product candidates as well as our other drug pipeline candidates will require significant further investment and regulatory approvals prior to commercialization. Each of our product candidates will require clinical trial designs that meet the standards and requirements of the FDA, MHRA or other comparable foreign regulatory authorities, the selection of suitable end points and patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, MHRA or other comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of diseases associated with our product candidates may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care.

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

We outsource certain functions, tests and services to third parties, partners, medical institutions and collaborators and plan to outsource manufacturing to collaborators and/or contract manufacturers, and we will rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. In particular, we rely on our partners to run our clinical trials. There is no assurance that such individuals or organizations will be able to provide the functions, tests, drug supply or services as agreed upon or to acceptable quality standards, and we could suffer significant delays in the development of our products or processes. In particular, certain third party service providers may be unable to comply with their contractual obligations to us due to disruptions caused by lack of qualified employees and consultants, reduced operations or headcount reductions, or otherwise, and in certain cases we may have limited recourse if the non-compliance is due to factors outside of the service provider’s control.

Our business is highly dependent on the success of our product candidates. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.

Our future success and ability to generate significant revenue from our product candidates, which we do not expect will occur for several years, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates, including our Dupuytren’s Contracture product candidate, which has previously completed a successful Phase 2b clinical trial in the U.K., a condition that affects the development of fibrous connective tissue in the palm of the hand. All of our other product candidates are in earlier stages of development and will require substantial additional investment for manufacturing, preclinical testing, clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

If we fail to achieve any announced milestones in the timeframes we expect, the development and commercialization of our product candidates may be delayed, and our business and results of operations may be harmed, and it could negatively impact our share price performance. Please see the section entitled “Item 1. Business” in this Report for more information.

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

Our and our partner’s operations are subject to risks associated with ongoing and potential future global conflicts, including specifically the operations of Yissum, our research partner.

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

These wars are increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. While we do not believe these conflicts currently have a material impact on our financial accounting and reporting, the degree to which we will be affected in the future largely depends on the nature and duration of uncertain and unpredictable events, and our business could be impacted. Additionally, we currently have agreements and relationships in place with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. (“Yissum”), located in Israel, and Yissum’s operations may be materially affected by the ongoing war in Israel, which may delay, prevent, or materially increase the cost of the ongoing services Yissum is required to provide to the Company. Furthermore, future global conflicts or wars could create further economic challenges, including, but not limited to, increases in inflation and further global supply-chain disruption. Consequently, the ongoing Russia/Ukraine Hamas/Israel conflicts and/or other future global conflicts, could result in an increase in operating expenses and/or a decrease in any future revenue and could further have a material adverse effect on our results of operations and cash flow.

We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.

In December 2023, we engaged A.G.P./Alliance Global Partners as financial advisor to explore and evaluate strategic alternatives to enhance shareholder value. Potential strategic alternatives that may be explored or evaluated by the Company as part of this process include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transactions involving the Company. The Company does not intend to discuss or disclose further developments during this process unless and until its Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate. There is no assurance that the strategic review process will result in the approval or completion of any specific transaction or outcome.

The Board of Directors and management team are committed to acting in the best interests of the Company, its stockholders and its stakeholders. There is no deadline or definitive timetable set for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome.

As a result of the above, in the future, we may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any agreements or understandings with any such parties to date, in the event that we do enter into such a transaction or transactions in the future, new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders and/or a change of control. As a result, our new majority stockholders may change the composition of our Board of Directors and may replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any agreements relating to any strategic transaction involving the Company as of the date of this Report and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on Nasdaq, our officers, directors and majority stockholder(s), and the value of our securities.

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

Regulatory agencies may not accept clinical trial designs submitted by us, and may analyze or interpret the results of clinical trials differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our future product candidates are expected to continue for several years and may take significantly longer to complete. In addition, the FDA, MHRA or other regulatory authorities, including state, local and foreign authorities, or an IRB, with respect to a trial at our institution, may suspend, delay or terminate our clinical trials at any time, require us to conduct additional clinical trials, require a particular clinical trial to continue for a longer duration than originally planned, require a change to our development plans such that we conduct clinical trials for a product candidate in a different order, e.g., in a step-wise fashion rather than running two trials of the same product candidate in parallel, or could suspend or terminate the registrations and quota allotments we require in order to procure and handle controlled substances, for various reasons, including the following, any of which could have a material adverse effect on our business, financial condition and results of operations:

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

In particular, each of the conditions for which we plan to evaluate our product candidates are diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. In addition, pandemics or epidemics may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact enrollment in our clinical trials, for example, our trials have in the past had difficulty recruiting a sufficient number of patients due to the COVID-19 pandemic.

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

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future product candidates. If we are found to be in violation of any of these laws or any other federal, state or foreign regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, we from federal health care programs and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business. In addition, in many foreign countries, particularly the countries of the EU, the pricing of prescription drugs is subject to government control.

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

Specifically, in the U.S., we expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. There have been judicial challenges to certain aspects of the ACA and numerous legislative attempts to repeal and/or replace the ACA in whole or in part, and we expect there will be additional challenges and amendments to the ACA in the future. At this time, the full effect that the ACA will have on our business in the future remains unclear. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any of our future product candidates for which we may receive regulatory approval.

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

We may voluntarily suspend or terminate our clinical trials if at any time we believe that the products present an unacceptable risk to participants, or if preliminary data demonstrates that our future product candidates are unlikely to receive regulatory approval or unlikely to be successfully commercialized. Following receipt of approval for commercial sale of a product, we may voluntarily withdraw or recall that product from the market if at any time we believe that its use, or a person’s exposure to it, may cause adverse health consequences or death. To date, we have not withdrawn, recalled or taken any other action, voluntary or mandatory, to remove an approved product from the market, have not received approval for any products, and have not marketed any approved product. In addition, regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of any of our future product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events may result in labeling statements such as warnings or contraindications. In addition, such events or labeling could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our future product candidates and impair our ability to generate revenue from the commercialization of these products either by our company or by our collaboration partners.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trial design that we submit will be accepted by the FDA, MHRA or other comparable foreign regulatory authorities, or that clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our initial and potential additional product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA, MHRA or any other comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if any of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of, or intolerability caused by, such product candidate, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case. Serious adverse events, or SAEs, or other adverse effects, as well as tolerability issues, could hinder or prevent market acceptance of the product candidate at issue.

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA, MHRA or other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA, MHRA or other comparable foreign regulatory authorities that a product candidate is safe and effective for our proposed indication;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA, MHRA or other comparable foreign regulatory authorities for approval;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA, MHRA or other comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or preclinical studies;

●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA to the FDA or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;

●	the FDA, MHRA or other comparable foreign regulatory authorities may find deficiencies with the manufacturing processes of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA, MHRA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Risks Related to our Reliance Upon Third Parties

Our existing collaboration arrangements with certain universities and any that we may enter into in the future with other partners may not be successful, which could adversely affect our ability to develop and commercialize our future product candidates.

We are seeking collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our future product candidates. We may, with respect to our future product candidates, enter into new arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for each product candidate, both in the U.S. and internationally. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators and the terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the pharmaceutical industry. We may, from time to time, be notified of claims that we are infringing upon patents, trademarks, copyrights or other intellectual property rights owned by third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against us, our commercial partners or any third-party proprietary technologies we have licensed. If we were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party from whom we were licensing technologies was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including damages of up to three times the damages found or assessed, if the infringement is found to be willful, suspend the manufacture of certain products or reengineer or rebrand our products, if feasible, or we may be unable to enter certain new product markets. Any such claims could also be expensive and time consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined or failed to enter into a valid non-disclosure or assignment agreement for any reason, we may not own the invention or our intellectual property, and our products may not be adequately protected. Thus, we cannot guarantee that any of our future product candidates, or our commercialization thereof, does not and will not infringe on any third party’s intellectual property.

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

There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational cannabis products. While cannabis products not approved by the FDA are Schedule I substances as defined under federal law, and their possession and use is not permitted according to federal law (except for research purposes, under DEA registration), according to the website worldpoplulationreview.com, at least 38 states and the District of Columbia have enacted state laws to enable possession and use of cannabis for medical purposes, and at least 19 states and the District of Columbia for recreational purposes. The U.S. Farm Bill, which was passed in 2018, descheduled certain material derived from hemp plants with extremely low THC content. Although our business is quite distinct from that of online and dispensary cannabis companies, future legislation authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabis products could affect our business.

Accounting Risks

We have in the past, and may in the future, impair long-lived assets and intangible assets, including goodwill and acquired in-process research and development.

We review long-lived assets and certain identifiable assets (including intangible assets) for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. An impairment exists when the carrying value of the long-lived or intangible asset (including goodwill and acquired in-process research and development) is not recoverable and exceeds its estimated fair value. Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. We review goodwill yearly, or more frequently whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment.

Our publicly-traded stock closed at $1,482.00 per share as of December 31, 2021; during 2022, the market value of our single reporting unit significantly declined. As of March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, the market value of our publicly-traded stock fell to $984.20, $322.24, $252.70 and $64.41, per share, respectively, and as such, we elected to conduct a quantitative analysis of goodwill to assess for impairment as of September 30, 2022 and December 31, 2022. We determined the fair market value of our single reporting unit and compared that value with the carrying amount of the reporting unit and determined that goodwill was impaired as of both measurement dates. As of September 30, 2022 and December 31, 2022, the carrying value exceeded the fair market value by $18,872,850 and $14,674,428, respectively. To recognize the impairment of goodwill, we recorded losses for these amounts at the end of the third and fourth quarters, which appear as a loss on goodwill impairment of $33,547,278 on the income statement for the year ended December 31, 2022.

Intangible assets and in-process research and development (“IP R&D”) assets represent the fair value assigned to technologies that were acquired on July 16, 2019 in connection with the Reorganization, which have not reached technological feasibility and have no alternative future use. IP R&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IP R&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if we become aware of any events occurring or changes in circumstances that indicate that the fair value of the IP R&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and we are able to commercialize products associated with the IP R&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, we may record a full or partial impairment charge related to the IP R&D assets, calculated as the excess of the carrying value of the IP R&D assets over their estimated fair value.

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

As of September 30, 2023, the carrying amount of the IP R&D assets on the balance sheet was $9,063,000 (which consists of a balance related to the Company’s 180 LP subsidiary); the Company typically assesses asset impairment on an annual basis unless a triggering event or other facts or circumstances indicate that an evaluation should be performed at an earlier date. At the end of the third quarter of 2023, the Company assessed general economic conditions, industry and market considerations, the Company’s financial performance and all relevant legal, regulatory, and political factors that might indicate the possibility of impairment and concluded that, when these factors were collectively evaluated, it was likely that the asset was impaired. The Company recorded a loss in the amount of $9,063,000, which appeared as a loss on impairment to IP R&D assets on the income statement for the three and nine months ended September 30, 2023. As of December 31, 2023, the balance of the IP R&D assets on the balance sheet is $0.

An impairment recognized in one period may not be reversed in a subsequent period, even if the value of our common stock increases in the future. We have in the past and could in the future incur additional impairments of long-lived assets and/or intangible assets, including acquired in-process research and development and goodwill, which may be material.

We have in the past, and may in the future, identify material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our securities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and we are committed to remediating our material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and Nasdaq, we could face severe consequences from those authorities. Any of these cases could result in a material adverse effect on our business, on our financial condition or have a negative effect on the trading price of our common stock and warrants. Further, if we fail to remedy any future deficiencies or maintain the adequacy of our disclosure controls and procedures and our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation against us or our management.

We can give no assurance that the measures we would take in the future will remediate any additional material weaknesses which could be identified, or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

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

In addition, even if we would be successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC. This may require us to restate prior financial statements.

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

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

●	“short squeezes”;

●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;

●	large stockholders exiting their position in our securities or an increase or decrease in the short interest in our securities;

●	actual or anticipated fluctuations in our financial and operating results;

●	changes in foreign currency exchange rates;

●	the commencement, enrollment or results of our planned or future clinical trials of our product candidates or those of our competitors;

●	the success of competitive drugs or therapies;

●	regulatory or legal developments in the U.S. and other countries;

●	the success of competitive products or technologies;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to our product candidates or clinical development programs;

●	litigation matters, including amounts which may or may not be recoverable pursuant to our officer and director insurance policies, regulatory actions affecting the Company and the outcome thereof;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved drug;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the U.S. and abroad; and

●	investors’ general perception of us and our business.

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, during 2022, the closing sales prices of our common stock ranged from a post-split adjusted high of $1,482.04 per share to a low of $23.56 per share and during fiscal 2023, the closing sales prices of our common stock ranged from a high of $100.70 per share to a low of $3.21 per share. During this time, we do not believe that we have experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

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

The exercise of our outstanding options and warrants, and the sale of common stock upon exercise thereof, may adversely affect the trading price of our securities.

As of March 20, 2024, we had (i) outstanding stock options to purchase an aggregate of 17,788 shares of common stock at a weighted average exercise price of $633.95 per share; and (ii) outstanding warrants to purchase 983,473 shares of common stock at a weighted average exercise price of $83.97 per share (when not including the 275,205 pre-funded warrants). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Each Public Warrant entitles the holder to purchase one-seven hundred sixtieth of one share of common stock at an exercise price of $5.75 per 1/760th of one share ($4,370.00 per whole share), subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 12 months from the closing of the IPO and expire five years after the completion of the Business Combination (November 6, 2025). The Public Warrants are significantly out of the money and because no fractional shares will be issued upon exercise of the Public Warrants, the Public Warrants are only exercisable in multiples of 760. As a result, the Public Warrants may not have any significant value. Additionally, warrant holders not holding at least 760 Public Warrants or who hold Public Warrants which would be exercisable for a fractional share of common stock, must sell any warrants to obtain value from the fractional interest. As a result, the trading of the Public Warrants may be limited or sporadic, and such Public Warrants may not have any significant value. Any holder of Public Warrants holding less than 760 Public Warrants or a number of Public Warrants not evenly divisible by 760 will not receive any common stock upon the exercise of Public Warrants, as no fractional shares of common stock are issuable upon exercise thereof.

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock and cause significant dilution to existing stockholders.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for immediate resale in the public market, including (a) options to purchase 17,788 shares of common stock with a weighted average exercise price of $633.95 per share; and (b) warrants to purchase 987,473 shares of common stock with a weighted average exercise price of $83.97 per share (such amount does not include 257,205 pre-funded warrants which were outstanding as of December 31, 2023, all of which have been exercised as of March 7, 2024). If a significant number of shares were sold, such sales would increase the supply of our common stock, thereby potentially causing a decrease in its price. The exercise of outstanding convertible securities will also cause significant dilution to existing stockholders and will likely cause the per-share value of our common stock to decline, possibly significantly. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

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

Provisions of certain outstanding warrants could make it more difficult or expensive for a third party to acquire us. Certain outstanding warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under each of the outstanding warrants issued in connection with the July 2022 Offering, the December 2022 Offering, the April 2023 Offering and August 2023 Offering (each as defined and/or discussed herein), and the outstanding December 2023 Pre-Funded Warrants and December 2023 Common Warrants, respectively. Further, such outstanding warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such warrants at a price described in the applicable warrants (based on the Black Scholes Value of such warrants). These and other provisions of the warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to stockholders.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. Up to $125,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 that we filed with the Commission on June 3, 2022, and which was declared effective on June 24, 2022. However, as of the date of this Report, our public float was less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using our shelf registration statement on Form S-3 is limited to an aggregate of one-third of our public float. At such time as our public float again exceeds $75 million, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by such rules. Additionally, if our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Our Certificate of Incorporation contains a specific provision that limits the liability of our directors for monetary damages to us and our stockholders. We also have contractual indemnification obligations under our employment and engagement agreements with our executive officers and directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.

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

Anti-takeover provisions in our Second Amended and Restated Certificate of Incorporation, as amended, and our Second Amended and Restated Bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our Second Amended and Restated Certificate of Incorporation, as amended and our Second Amended and Restated Bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock or warrants. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include the following provisions:

●	a classified board of directors, as a result of which our Board is divided into two classes, with each class serving for staggered two-year terms;

●	the removal of directors only for cause;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

●	prohibiting stockholders’ ability to take action via written consents to action;

●	providing that a special meeting of stockholders may be called only by the Chairman of the Board, Chief Executive Officer, or the Board pursuant to a resolution adopted by a majority of the Board;

●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and

●	limiting the liability of, and providing indemnification to, our directors and officers.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders holding shares representing more than 15% of the voting power of our outstanding voting stock from engaging in certain business combinations with us. Any provision of our Second Amended and Restated Certificate of Incorporation, as amended or our Second Amended and Restated Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Our Second Amended and Restated Certificate of Incorporation, as amended provides that unless the corporation consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim for breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of the Company to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Second Amended and Restated Certificate of Incorporation or Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine.

The choice of forum provision in our Second Amended and Restated Certificate of Incorporation does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts with respect to suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain claims under the Securities Act.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court were to find one or more of these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect our business, financial condition or results of operations.

Our Second Amended and Restated Certificate of Incorporation, as amended, contains provisions whereby we renounced any interest in any corporate opportunity offered to any director or officer, subject to certain exceptions.

Our Section Amended and Restated Certificate of Incorporation, as amended, provides that to the extent allowed by law, the doctrine of corporate opportunity, or any other analogous doctrine, does not apply with respect to us or any of our officers or directors, or any of their respective affiliates, and that we renounce any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us, except that the doctrine of corporate opportunity shall apply with respect to any of our directors or officers only with respect to a corporate opportunity (i) that was offered to such person solely in his or her capacity as our director or officer, (ii) that is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and (iii) to the extent the director or officer is permitted to refer such opportunity to us without violating any legal obligation.

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

Our directors are not required to, and do not, commit their full time to our affairs, and certain of our directors hold positions, including other directorships, with other companies in the life sciences industry, which may result in a conflict of interest in allocating their time between our operations and others which they provide services to. If our directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our operations. Additionally, such persons may have conflicts of interest in allocating their time among various business activities. These conflicts may not be resolved in our favor. Additionally, our directors, because of our corporate opportunity waiver, discussed above, may choose to, or be required to, provide corporate opportunities to the other companies which they are affiliated with. Actual or perceived conflicts of interest may have a material adverse effect on our results of operations which may have a material adverse effect on the value of our securities.

Compliance, Reporting and Listing Risks

We incur significant costs to ensure compliance with U.S. and Nasdaq reporting and corporate governance requirements.

We incur significant costs associated with our public company reporting requirements and with applicable U.S. and Nasdaq corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and Nasdaq. The rules of Nasdaq include requiring us to maintain independent directors, comply with other corporate governance requirements and pay annual listing and stock issuance fees. All of such SEC and Nasdaq obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers.

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

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules, including affecting a reverse stock split. The Company held a special stockholders’ meeting on February 16, 2024, to seek approval, for among other things, an amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of our common stock, by a ratio of between one-for-four to one-for-forty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to February 16, 2025. On February 16, 2024, the Company’s Board of Directors authorized a reverse stock split of our issued and outstanding shares of common stock in the amount of one-for-nineteen, which was effective on February 28, 2024. On March 13, 2024, the Company received a letter from Nasdaq notifying the Company that it has regained full compliance with the minimum bid price for continued listing on Nasdaq, pursuant to Nasdaq Listing Rule 5550(a)(2), because Nasdaq has determined that for 10 consecutive business days, the closing bid price of the Company’s common stock was at or above $1.00 per share.

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

The Staff’s determination under Listing Rule 5635(d) relates to the offering and issuance by the Company of an aggregate of: (i) 35,102 shares of the Company’s common stock, at a price of $12.35 per share, (ii) pre-funded warrants to purchase up to 207,814 shares of common stock, at a price of $12.3481 per pre-funded warrant and (iii) warrants to purchase up to 242,915 shares of common stock. The offering price per share and associated common warrant was $12.35 and the offering price per pre-funded warrant and associated common warrant was $12.3481.

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

The October 11, 2023 letter provided the Company 45 days to submit a plan to regain compliance. The plan of compliance was subsequently submitted by the Company to Nasdaq on November 9, 2023, and on November 14, 2023, Nasdaq granted the Company an extension, until December 15, 2023, to complete certain transactions set forth in the plan of compliance, in order to remedy its prior violation of Nasdaq rules as described in the October 11, 2023 letter from Nasdaq.

The Company undertook several transactions in November and December 2023, including amending the terms of the warrants discussed above, to not be exercisable until the Company’s stockholders approve such issuance in accordance with the Nasdaq Listing Rules, in order to regain compliance with Listing Rule 5635(d)(1)(A)).

As a result of those transactions, on December 14, 2023, Nasdaq provided the Company written notice that the Company has complied with the terms of the prior extension; that the Company complies with Listing Rule 5635(d)(1)(A)); and that the matter is now closed.

On November 15, 2023, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Rule”) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company reported a stockholders’ deficit of ($149,327), which is below the minimum stockholders’ equity required for continued listing pursuant to the Rule. Additionally, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.

Nasdaq provided the Company until January 2, 2024 to submit to Nasdaq a plan to regain compliance. We submitted the plan to regain compliance in a timely manner, and on January 11, 2024, Nasdaq advised the Company that it has determined to grant the Company an extension to regain compliance with the Rule.

The terms of the extension are as follows: on or before May 13, 2024, the Company must complete certain transactions described in greater detail in the compliance plan, contemplated to result in the Company increasing its stockholders’ equity to more than $2.5 million, and opt for one of the two following alternatives to evidence compliance with the Rule: Alternative 1: The Company must furnish to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K) including: 1. A disclosure of the Staff’s deficiency letter and the specific deficiency(ies) cited; 2. A description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; and 3. An affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; or Alternative 2: The Company must furnish to the SEC and Nasdaq a publicly available report including: 1. Steps 1 & 2 set forth above; 2. A balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date; and 3. That the Company believes it satisfies the stockholders’ equity requirement as of the report date. The pro forma balance sheet must evidence compliance with the stockholders’ equity requirement.

Additionally, in either case the Company is required to disclose that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

Regardless of which alternative the Company chooses, if the Company fails to evidence compliance upon filing its next periodic report with the SEC following the end of such compliance period (i.e., its Quarterly Report for the Quarter ended June 30, 2024), the Company may be subject to delisting. In the event the Company does not satisfy these terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

The Company is currently evaluating various courses of action to regain compliance and is hopeful that it can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the compliance period. However, there can be no assurance that the Company will be able to complete the transactions contemplated in the compliance plan, which the Company expects will allow it to regain compliance with the Rule, or that such transactions will result in the Company regaining compliance with the Rule, within the compliance period granted by Nasdaq, if at all.

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years. As of December 31, 2023 and September 30, 2023, our stockholders’ equity was below $2.5 million and we did not otherwise meet the net income requirements described above, and as such, we are not currently in compliance with Nasdaq’s continue listing standards relating to minimum stockholders’ equity. If we fail to timely remedy our compliance with such applicable requirement, our common stock and Public Warrants may be delisted.

Our failure to meet Nasdaq’s continued listing requirements for the reasons above, or any other reason, may result in our securities being delisted from Nasdaq.

Additional conditions required for continued listing on Nasdaq include requiring that we have a majority of independent directors, a two-person compensation committee and a three-member audit committee (each consisting of all independent directors). As a result, our common stock and Public Warrants may be delisted from Nasdaq.

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

Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of our Board to designate the terms of and issue new series of preferred shares, which may make it more difficult for the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control of the Company. Together, these provisions may make it more difficult for the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches.

In the ordinary course of our business, we expect to collect and store sensitive data, including valuable and commercially sensitive intellectual property, clinical trial data, our proprietary business information and that of our future customers, suppliers and business partners, and personally identifiable information of our customers, clinical trial subjects and employees, patients, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and our ability to conduct clinical trials, which could adversely affect our business and reputation and lead to delays in gaining regulatory approvals for our future product candidates. Although we maintain business interruption insurance coverage, our insurance might not cover all losses from any future breaches of our systems.

Failure of our information technology systems, including cybersecurity attacks or other data security incidents, could significantly disrupt the operation of our business.

Our business increasingly depends on the use of information technologies, which means that certain key areas such as research and development, production and sales are to a large extent dependent on our information systems or those of third-party providers. Our ability to execute our business plan and to comply with regulators’ requirements with respect to data control and data integrity, depends, in part, on the continued and uninterrupted performance of our information technology systems, or IT systems and the IT systems supplied by third-party service providers. As information systems and the use of software and related applications by our company, our business partners, suppliers, and customers become more cloud-based, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. In addition, our IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we and our third-party service providers have taken to prevent unanticipated problems that could affect our IT systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. It is also possible that a cybersecurity attack might not be noticed for some period of time. In addition, sustained or repeated system failures or problems arising during the upgrade of any of our IT systems that interrupt our ability to generate and maintain data, and in particular to operate our proprietary technology platform, could adversely affect our ability to operate our business. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our IT systems, or negative publicity resulting in reputational damage with our stockholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third–parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

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

We intend to use existing working capital and future funding for research and development, and general corporate purposes, including the potential expenses related to completing a reverse merger and legal expenses. We will also use capital for general working capital purposes. However, we do not have more specific plans for the use and expenditure of our capital. Our management has broad discretion to use any or all of our available capital reserves. Our capital could be applied in ways that do not improve our operating results or otherwise increase the value of a stockholder’s investment.

We have never paid or declared any dividends on our common stock.

We have never paid or declared any dividends on our common stock or preferred stock. Likewise, we do not anticipate paying, in the near future, dividends or distributions on our common stock. Any future dividends on common stock will be declared at the discretion of our Board and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants. Our Board of Directors has authority, without action or vote of the stockholders, but subject to Nasdaq rules and regulations (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions), to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

We are currently subject to, and expect to continue to be regularly subject to, actual and threatened claims, litigation, reviews, investigations, and other proceedings. In addition, we have filed lawsuits against certain parties for matters we discovered which related to KBL, prior to the Business Combination. Any of these types of proceedings may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. Our current legal proceedings are described under, and incorporated by reference in, “Item 3. Legal Proceedings”. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

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

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a strategic transaction with a target business that is affiliated with our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Certain of our officers and directors hold positions with companies which may be competitors of us. See also the biographies of our officers and directors incorporated by reference herein below under “Item 10. Directors, Executive Officers and Corporate Governance”.

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

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions-which may affect our current operations due to among other things, the fact that a majority of our operations we are based in California, which is prone to inclement weather), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, loss of inventory, and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.

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

Our consolidated financial statements are subject to the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”), which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Consultants specializing in cybersecurity risk were engaged to assess, identify and manage risks from cybersecurity threats separately from the Company’s other risk assessment processes. The cybersecurity risks assessed include operational risks, fraud, disaster recovery, and violation of data privacy or security laws. The assessment includes cybersecurity threats associated with the use of third-party service providers.

As a result of the cybersecurity risk assessment performed, the Company has implemented certain enhancements to cybersecurity processes and controls. This includes formal monitoring of capital equipment, verifying data encryption and security updates are in place, and enhancing the security of data sharing and transmission. Additional recommendations were made by the consultants, but due to budget constraints they are being considered for future enhancement.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Failure of our information technology systems, including cybersecurity attacks or other data security incidents, could significantly disrupt the operation of our business”, included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our CFO is responsible for the oversight of risks from cybersecurity threats, having prior experience managing business risks including those related to cybersecurity. The Board receives information and updates periodically with respect to the effectiveness of our cybersecurity and information security framework, data privacy and risk management. The Board will also be provided updates on any material incidents relating to information systems security and cybersecurity incidents. Although management and the Board will be made aware of cybersecurity incidents that could materially impact the Company, formal monitoring of all cybersecurity incidents is planned for future implementation.

As of and for the year ended December 31, 2023, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Item 2. Properties.

The Company’s headquarters are located in Palo Alto, California. The Company believes its existing leased office space is suitable for the conduct of its business. We believe that this arrangement is suitable for the conduct of our business, but we will secure a physical location for our operations if and when we believe that it becomes necessary.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation that arises in the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Note 9 – Commitments and Contingencies”, under the heading “Litigation and Other Loss Contingencies”, in the consolidated financial statements included herein beginning on page F-1. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Holders

As of March 19, 2024, there were 852,758 shares of common stock issued and outstanding held by 71 holders of record, and 180,828 shares of common stock underlying 11,500,000 public warrants outstanding to purchase shares of our common stock. Each public warrant entitles the registered holder to purchase one-seven hundred sixtieth of one share of our common stock at a price of $5.75 per 1/760th of one share or $4,370 per whole share, subject to adjustment as discussed below, at any time commencing on December 6, 2020 (30 days after our initial business combination) and ending on November 6, 2025 (five years after our initial business combination), at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. If a warrant holder holds 760 warrants, such warrants will be exercisable for one share of our common stock. No fractional shares will be issued upon exercise of the warrants and warrants must be exercised for whole shares only.

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

Recent Sales of Unregistered Securities

The Company has not sold any equity securities during the three months ended December 31, 2023, and through the date of this report, except as has been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as described below:

On March 12, 2024, a holder of Class K Special Voting Shares converted such shares into 14 shares of common stock of the Company in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As a result of such conversion, there are no longer any Class K Special Voting Shares.

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

As of the date of this Report, there are no Class C Special Voting Shares or Class K Special Voting Shares outstanding.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of 180 Life Sciences Corp. as of and for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. See “Cautionary Statement Regarding Forward-Looking Information” above. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

As of December 31, 2023, we had an accumulated deficit of $127,343,657 and a working capital deficit of $1,422,710, and for the year ended December 31, 2023, a net loss of $19,935,112 and cash used in operating activities of $10,922,223. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised capital in July 2022, December 2022, April 2023, August 2023 and November 2023, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a minimum monthly cash requirement spend of approximately $350,000. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

Since our inception, we have funded our operations with the proceeds from equity and debt financing. We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of equity and promissory notes that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to issue equity to fund our operations and repay our outstanding debt for the foreseeable future. If we are unable to achieve operational profitability, or we are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash. Our current cash balance is only expected to be sufficient to fund our planned business operations through approximately May 2024. If additional capital is not available, we may not be able to pursue our planned business operations, may be forced to change our planned business operations, or may take other actions that could adversely impact our stockholders, including seeking bankruptcy protection.

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

Additionally, wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, but subject to Nasdaq rules and regulations (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute the common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview and Recent Events

This MD&A and the related financial statements for the year ended December 31, 2023, primarily cover the operations of 180, which is a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis and other inflammatory diseases, where anti-TNF therapy will provide a clear benefit to patients, by employing innovative research, and, where appropriate, combination therapy. We have three product development platforms:

●	fibrosis and anti-tumor necrosis factor (“TNF”);

●	drugs which are derivatives of cannabidiol (“CBD”); and

●	alpha 7 nicotinic acetylcholine receptor (“α7nAChR”).

Due to restrictions in the Company’s resources, the Company has not made progress in the α7nAChR platform and has suspended further research and development activity in the meantime.

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

We intend to invest resources to successfully complete the clinical programs that are underway, discover new drug candidates, and develop new molecules to build up on our existing pipeline to address unmet clinical needs. The product candidates are designed through a platform comprised of defined unit operations and technologies. This work is performed in a research and development environment that evaluates and assesses variability in each step of the process to define the most reliable production conditions.

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

Significant Financial Statement Components

Research and Development

To date, 180’s research and development expenses have related primarily to discovery efforts and preclinical and clinical development of its three product platforms: (1) fibrosis and anti-TNF, (2) drugs which are derivatives of CBD, and (3) α7nAChR (currently suspended). Research and development expenses consist primarily of costs associated with those three product platforms, which include:

●	expenses incurred under agreements with 180’s collaboration partners and third-party contract organizations, investigative clinical trial sites that conduct research and development activities on its behalf, and consultants;

●	costs related to production of clinical materials, including fees paid to contract manufacturers;

●	laboratory and vendor expenses related to the execution of preclinical and clinical trials;

●	employee-related expenses, which include salaries, benefits, and stock-based compensation; and

●	facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The duration, costs, timing of clinical trials, and development of product candidates will depend on a variety of factors that include, but are not limited to, the following:

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

In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability, and commercial viability. We will determine which programs to pursue and fund in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other staff-related costs, including stock-based compensation for shares of common stock issued and options granted to founders, directors, and personnel in executive, commercial, finance, accounting, legal, investor relations, facilities, business development, and human resources functions that include vesting conditions.

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

Loss on Goodwill Impairment

Loss on goodwill impairment represents an excess of the carrying value of the asset over its estimated fair market value during the reporting period which is not recoverable.

Loss on IP R&D assets impairment

Loss on IP R&D assets impairment represents an excess of the carrying value of the assets over its estimated fair market value during the reporting period which is not recoverable.

Change in Fair Value of IR R&D assets

Change in fair value of IP R&D assets represents the non-cash change in fair value of the assets during the reporting period.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Gains resulting from change in fair value of derivative liabilities during the years ended December 31, 2023 and 2022, were driven by decreases in stock price during the period, resulting in a lower fair value of the underlying liability.

Gain on Issuance of Common Stock for Services

The gain on issuance of common stock for services represents the excess of the price per share paid for services rendered over the fair market value of the shares on the date they were issued.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results of Operations

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	For the Years Ended December 31,
	2023	2022
Operating Expenses:
Research and development	$2,303,751	$2,191,834
Research and development – related parties	480,777	240,731
General and administrative	10,646,417	15,459,788
General and administrative – related parties	46,555	5,612
Total Operating Expenses	13,477,500	17,897,965
Loss From Operations	(13,477,500)	(17,897,965)

Other (Expense) Income:
Other income	21,074	-
Interest expense	(44,828)	(28,175)
Interest income – related parties	-	1,508
Loss on goodwill impairment	-	(33,547,278)
Loss on IP R&D assets impairment	(9,063,000)	(3,342,084)
Change in fair value of derivative liabilities	75,323	15,144,986
Gain on issuance of common stock for services	204,405	-
Total Other Expense, Net	(8,807,026)	(21,771,043)

Loss Before Income Taxes	(22,284,526)	(39,669,008)
Income tax benefit	2,349,414	942,749
Net Loss	$(19,935,112)	$(38,726,259)

Research and Development

During the year ended December 31, 2023, we incurred research and development expenses of $2,303,751 compared to $2,191,834 incurred for the year ended December 31, 2022, representing an increase of $111,917 or 5%. The change is attributable to a decrease in the R&D Tax credit, which increased research and development expenses in the current period by approximately $400,000; there were also net increases of approximately $370,000 in expenses incurred by Oxford University. These increases were offset by i) reductions in salaries and bonuses of approximately $570,000 due to reductions/terminations and ii) decreases in fees paid to the Scientific Advisory Board of approximately $90,000.

Research and Development – Related Parties

During the year ended December 31, 2023, we incurred research and development expenses – related parties of $480,777 compared to $240,731 incurred for the year ended December 31, 2022, representing an increase of $240,046 or 100%. The change is attributable to a decrease in the R&D Tax credit, which increased research and development expenses by approximately $125,000, as well as an increase of approximately $200,000 in consulting fees. These increases were offset by a reduction in stock-based compensation of approximately $80,000.

General and Administrative

During the year ended December 31, 2023, we incurred general and administrative expenses of $10,646,417 compared to $15,459,788 incurred for the year ended December 31, 2022, representing a decrease of $4,813,371 or 31%. The change resulted from reductions in legal expenses, insurance expenses, accrued bonuses and stock-based compensation expenses of approximately $2.8 million, $800,000, $700,000 and $500,000, respectively.

General and Administrative – Related Parties

During the year ended December 31, 2023, we incurred general and administrative expenses – related parties of $46,555 compared to $5,612 incurred for the year ended December 31, 2022, representing an increase of $40,943, or 730%. The increase is primarily related to an increase in related party consulting expenses of $41,000.

Other Expenses, Net

During the year ended December 31, 2023, we incurred other expenses, net of $8,807,026 compared to $21,771,043 for the year ended December 31, 2022, representing a decrease in other expenses of $12,964,017 or 60%. The decrease in expenses was primarily because of i) an impairment to goodwill in the prior year of $33,547,278 (see Note 5 - Intangible Assets and Impairment of Long-Lived Assets, to the consolidated financial statements included herein), offset by ii) a decrease in impairment to IP R&D assets in the current year from the prior year of $5,720,916, and iii) a decrease in the current year from the prior year in the change in fair value of derivative liabilities of $15,069,663.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had cash balances of $1,975,799 and $6,970,110, respectively, and a working capital deficit of $1,422,710 and working capital of $3,270,608, respectively.

For the years ended December 31, 2023 and 2022, cash used in operating activities was $10,922,223 and $12,127,585, respectively. Our cash used in operations for the year ended December 31, 2023 was primarily attributable to our net loss of $19,935,112, adjusted for non-cash expenses in the aggregate amount of $9,026,993, as well as $14,101 of net cash used in changes in the levels of operating assets and liabilities. A significant portion of the non-cash expenses during the year relates to $9.1 million of non-recurring expenses associated with the impairment of IP R&D assets (see Note 5 – Intangible Assets and Impairment of Long-lived Assets, to the consolidated financial statements included herein). Our cash used in operations for the year ended December 31, 2022 was primarily attributable to our net loss of $38,726,259, adjusted for non-cash expenses in the aggregate amount of $23,876,048, as well as $2,722,626 of net cash used in changes in the levels of operating assets and liabilities. A significant portion of the non-cash expenses during the year relates to $36.9 million of non-recurring expenses associated with the impairment of goodwill and IP R&D assets (see Note 5 – Intangible Assets and Impairment of Long-lived Assets, to the consolidated financial statements included herein), offset by changes in fair value of derivative liabilities of $15,144,986 for the year.

For the years ended December 31, 2023 and 2022, there was no cash provided by investing activities.

For the years ended December 31, 2023 and 2022, cash provided by financing activities was $5,907,887 and $10,873,606, respectively. Cash provided by financing activities during the year ended December 31, 2023, was primarily comprised of i) proceeds from the sale of common stock and common stock warrants from the April and August 2023 Offerings of $5,999,488 and ii) proceeds from the repricing of pre-funded warrants and common warrants from the August 2023 Offering of $830,769, partially offset by iii) aggregate offering costs paid in connection with our April and August 2023 Offerings and the repricing of the August 2023 Offering of $634,816, as well as iv) proceeds from and repayments of loans of $969,322 and $1,257,389, respectively. Cash provided by financing activities during the year ended December 31, 2022 was primarily comprised of i) proceeds from the sale of July 2022 common stock and common stock warrants of $6,499,737, ii) proceeds from the sale of December 2022 common stock and common warrants of $5,999,851 and iii) proceeds from loans payable of $1,060,890, partially offset by iv) offering costs paid in connection with our July 2022 and December 2022 Offerings of $529,982 and $484,991, respectively, and v) repayments of loans payable and loans payable – related parties of $1,591,035 and $81,277, respectively.

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

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum, payments related to the D&O insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc. These cash requirements, in the aggregate, amount to approximately $6,000,000 for 2024 and $38,000,000 for the years 2025 through 2028.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of December 31, 2023, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. However, in July 2022, December 2022, April 2023, August 2023 and November 2023, the Company raised additional capital of approximately $6.0 million, $5.5 million, $2.7 million, $2.7 million and $0.8 million, respectively, and with current cash on hand of approximately $0.8 million as of March 18, 2024, the Company expects to be able to continue as a going concern through May 2024.

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

Recent Financings

July 2022 Offering

On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 9,211 shares of common stock, pre-funded warrants to purchase up to an aggregate of 6,927 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 16,138 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $402.80 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were $6,499,737. Net proceeds to the Company from the Offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $6.0 million. The placement agent fees and offering expenses of approximately $530,000 were accounted for as a reduction of additional paid in capital. The July 2022 Offering closed on July 20, 2022.

December 2022 Offering

On December 20, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 11,316 shares of common stock, pre-funded warrants to purchase up to an aggregate of 78,910 shares of common stock (“December 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 135,339 shares of common stock (the “December 2022 Common Warrants”), at a combined purchase price of $66.50 per share and warrant (the “December 2022 Offering”). Aggregate gross proceeds from the December 2022 Offering were $5,999,851. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $5.5 million. The placement agent fees and offering expenses of approximately $500,000 were accounted for as a reduction of additional paid in capital. The December 2022 Offering closed on December 22, 2022.

April 2023 Offering

On April 5, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 21,053 shares of common stock, pre-funded warrants to purchase up to an aggregate of 61,615 shares of common stock (“April 2023 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 82,668 shares of common stock (the “April 2023 Common Warrants”), at a combined purchase price of $36.29 per share and warrant (the “April 2023 Offering”). Aggregate gross proceeds from the April 2023 Offering were $2,999,882. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $2.7 million. The placement agent fees and offering expenses of approximately $300,000 were accounted for as a reduction of additional paid in capital. The April 2023 Offering closed on April 10, 2023.

August 2023 Offering

On August 9, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, in addition to certain purchasers who relied on the Company’s registration statement filed with the SEC on July 25, 2023, which became effective on August 9, 2023, pursuant to which the Company agreed to sell an aggregate of 35,102 shares of common stock, pre-funded warrants to purchase up to an aggregate of 207,814 shares of common stock (“August 2023 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 242,915 shares of common stock (the “August 2023 Common Warrants”), at a combined purchase price of $12.35 per share and warrant (the “August 2023 Offering”). Aggregate gross proceeds from the August 2023 Offering were $2,999,606. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $2.7 million. The placement agent fees and offering expenses of approximately $300,000 were accounted for as a reduction of additional paid in capital. The August 2023 Offering closed on August 14, 2023.

Amendment to August 2023 Offering

On October 11, 2023, the Company received a letter from Nasdaq, stating that Nasdaq had determined that the Company failed to comply with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price. The letter from Nasdaq referred to the August 2023 Offering and requested the Company to submit a plan of compliance no later than November 27, 2023. On November 9, 2023, the Company submitted a plan of compliance to Nasdaq, and on November 14, 2023, Nasdaq provided a letter of extension to the Company.

Pursuant to the compliance plan submitted to Nasdaq, on November 28, 2023, the Company entered into an amendment to the August 2023 Offering (“Amendment to the August 2023 Offering”), whereby (i) the Purchaser agreed to pay an additional $830,769 in connection with the repricing of the August Shares and August Pre-Funded Warrants (the “Repricing Amount”), (ii) the Company agreed to issue to the Purchaser additional pre-funded warrants to purchase up to 257,205 shares of common stock, with an exercise price of $0.0019 per share (the “Additional Pre- Funded Warrants”), and warrants to purchase up to 477,058 shares of common stock, with an exercise price of $3.23 per share (the “Additional Common Warrants”, collectively the “Additional Warrants”), and (iii) the Company and the Purchaser agreed to enter into the warrant amendment agreement. Net proceeds to the Company from the repricing, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $0.8 million. The placement agent fees and offering expenses of approximately $60,000 were accounted for as a reduction of additional paid in capital. The Amendment to the August 2023 Offering closed on December 1, 2023.

Critical Accounting Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of its assets, liabilities, revenue and expenses. The Company has identified certain estimates as critical to its business operations and the understanding of its past or present results of operations related to in-process research and development (“IP R&D”). These estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on the Company’s consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. The Company believes that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

In-Process Research and Development

The Company has a significant amount of IP R&D assets that are assessed at least annually for impairment. The impairment analyses of these assets are considered critical because of their significance to the Company. Intangible assets arising from business combinations or acquisitions, such as IP R&D assets are initially recorded at estimated fair value. IP R&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects.

The Company is required to assess IP R&D assets at least annually, or more frequently, if an event occurs or circumstances change that indicates it is more likely than not the fair value of the Company’s reporting unit was less than its carrying value. In assessing IP R&D assets for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value.

IP R&D Assets Impairment

As of December 31, 2022, the carrying amount of the IP R&D assets on the balance sheet was $12,405,084 (which consists of carrying value of $1,462,084 and $10,943,000 related to the Company’s CBR Pharma subsidiary and its 180 LP subsidiary, respectively). Per the valuation obtained from a third party as of year-end, the fair market value of the Company’s IP R&D assets was determined to be $9,063,000 (which consists of fair market values of $0 and $9,063,000 related to the Company’s CBR Pharma subsidiary and 180 LP subsidiary, respectively). As of this measurement date, the carrying value of the CBR Pharma and 180 LP subsidiaries’ assets exceeded their fair market values by $1,462,084 and $1,880,000, respectively. As such, management determined that the consolidated IP R&D assets were impaired by $3,342,084 and, in order to recognize the impairment, the Company recorded a loss for this amount during the fourth quarter of 2022, which appears as a loss on impairment of IP R&D assets on the income statement. This reduced the IP R&D asset balances of its CBR Pharma subsidiary and its 180 LP subsidiary to zero and $9,063,000, respectively, as of December 31, 2022; the total consolidated IP R&D asset balance was $9,063,000 after impairment.

During 2023, the Company assessed the most recent delays in its commercialization timeline, general economic conditions, industry and market considerations, the Company’s financial performance and all relevant legal, regulatory, and political factors that might indicate the possibility of impairment and concluded that, when these factors were collectively evaluated, it is more likely than not that the asset is impaired. The Company recorded a loss in the amount of $9,063,000, which appeared as a loss on impairment to IP R&D assets on the income statement. As a result, the carrying amount of the IP R&D assets on the balance sheet became $0 (nil) as of December 31, 2023. Additionally, as a result of the write-off of the IP R&D assets on the balance sheet and the loss on impairment to IP R&D assets on the income statement, the Company recorded a decrease in its deferred tax liability relating to the impairment of the IP R&D assets of $2.3 million as income tax benefit relating to impairment of the IP R&D assets in the same amount on the income statement (see Note 5 – Intangible Assets and Impairment of Long-lived Assets, to the consolidated financial statements included herein, for further information).

Recently Issued Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies of our consolidated financial statements included within this Annual Report for a summary of recently issued and adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305 of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1), however, the Company has provided the following information below relating to interest rate risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of its business. These risks primarily include interest rate sensitivities. As of December 31, 2023, we had $1,975,799 in cash and cash equivalents. We intend to hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of its investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act as of December 31, 2023. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023.

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

Management of 180 Life Sciences Corp., including our principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework” (2013).

Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023, based on those criteria.

Remediation Of Material Weaknesses in Internal Control over Financial Reporting

The Company had previously reported, as of December 31, 2022, that it had identified the following material weakness in its internal control over financial reporting:

●	The Company’s review and control procedures did not operate at the appropriate level of precision to detect an error in fair value of warrants related to a one-time reverse stock split and the fair value of IP R&D assets.

During the year ended December 31, 2023, the Company has taken corrective action and/or placed in operation, controls to address the material weakness described above, including implementing a detailed fluctuations/variance analysis for income statement items, as well as adding a layer of review to SEC reporting. We have performed the following steps in 2023:

1.	Implemented an analysis of fluctuations and variances on a quarterly basis for the Income Statement which would detect material movements in account balances from both a dollar amount and percentage change perspective and research any differences over a defined threshold.

2.	Implemented an additional layer of review over the SEC reporting process and ensure that the overall financial statements and preparation are subject to concurring review by a member of the SEC reporting team other than the SEC reporting manager.

Based on the corrective actions described above, and testing completed for the year ended December 31, 2023, management has concluded that material weakness noted above that existed as of December 31, 2022 has been remediated.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is included under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Board Committee Membership”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2024 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2023, in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item is included under the headings “Executive and Director Compensation”, “Executive Compensation”, “Director Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is included under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” - “Director Independence” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Marcum LLP, San Francisco, CA, PCAOB Auditor ID Auditor Firm Id: 688.

The information required by this Item is included under the heading “Ratification of Appointment of Auditors”-“Audit Fees” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements and SchedULES

(1)	(a) Documents filed as part of this Annual Report:

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

(3) Exhibits

EXHIBIT INDEX

No.	Description
1.1	Placement Agent Agreement, dated April 5, 2023, between 180 Life Sciences Corp. and A.G.P./Alliance Global Partners (filed as Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on April 10, 2023 and incorporated by reference herein).
1.2	Placement Agency Agreement, dated August 9, 2023, by and between 180 Life Sciences Corp. and A.G.P./Alliance Global Partners. (filed as Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on August 15, 2023 and incorporated by reference herein).
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2020 and incorporated by reference herein).
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 15, 2022 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 16, 2022 and incorporated by reference herein).
3.3	Second Amended and Restated Bylaws of 180 Life Sciences Corp., effective as of September 4, 2023 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 7, 2023 and incorporated by reference herein).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.2 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 and incorporated herein by reference).
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on March 31, 2023 and incorporated herein by reference).
4.3	Form of July Common Warrant (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 19, 2022 and incorporated by reference herein).
4.4	Form of December Common Warrant (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 22, 2022 and incorporated by reference herein).
4.5	Amendment No. 1 to the December 2022 Common Warrants, dated January 12, 2023, by and between 180 Life Sciences Corp. and the Selling Stockholder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 12, 2023 and incorporated by reference herein).
4.6	Amendment No. 1 to the Warrants, dated April 5, 2023, by and between 180 Life Sciences Corp. and the Selling Stockholder. (filed as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed on May 15, 2023 and incorporated by reference herein).
4.7	Form of April Common Warrant (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 10, 2023 and incorporated by reference herein).
4.8	Warrant Agent Agreement for Pre-Funded Warrants and Common Warrants, dated August 14, 2023, by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company. (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 15, 2023 and incorporated by reference herein).
4.9	Form of Common Warrant (included as Annex C-2 to Exhibit 4.8). (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on April 15, 2023 and incorporated by reference herein).
4.10	Warrant Amendment Agreement, dated August 9, 2023, by and between the Company and Armistice Capital Master Fund Ltd. (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on August 15, 2023 and incorporated by reference herein).
4.11	Form of Warrant Agent Agreement for December 2023 Pre-Funded Warrants and Common Warrants (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 29, 2023 and incorporated by reference herein).
4.12	Form of December 2023 Pre-Funded Warrant (included as Annex A to Exhibit 4.11) (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 29, 2023 and incorporated by reference herein).
4.13	Form of December 2023 Common Warrant (included as Annex B to Exhibit 4.11) (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 29, 2023 and incorporated by reference herein).
4.14	Warrant Amendment Agreement, dated November 28, 2023, by and between the Company and the Purchaser (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 29, 2023 and incorporated by reference herein).
4.15	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.6 to the registrant’s Annual Report on Form 10-K filed on March 31, 2023 and incorporated herein by reference).

10.1	Registration Rights Agreement among the registrant and certain securityholders (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 7, 2017 and incorporated by reference herein).
10.2	Form of Indemnity Agreement (filed as Exhibit 10.8 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 and incorporated by reference herein).
10.3	Form of Guarantee and Commitment Agreement (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2019 and incorporated herein by reference).
10.4#	180 Life Sciences Corp. 2020 Omnibus Incentive Plan (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 12, 2020 and incorporated by reference herein).
10.5#	Form of Stock Option Agreement (Independent Directors August 2021 Grants) (filed as Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 filed on August 16, 2021 and incorporated herein by reference).
10.6#	Form of Stock Option Agreement 180 Life Sciences Corp. 2020 Omnibus Incentive Plan (filed as Exhibit 4.2 to the registrant’s Form S-8 filed on September 30, 2021 and incorporated by reference herein).
10.7#	Form of Restricted Stock Grant Agreement and Stock Option Agreement 180 Life Sciences Corp. 2020 Omnibus Incentive Plan (filed as Exhibit 4.3 to the registrant’s Form S-8 filed on September 30, 2021 and incorporated by reference herein).
10.8	Promissory Note, dated March 15, 2019 issued to KBL IV Sponsor LLC (filed as Exhibit 10.13 to the registrant’s Registration Statement Form S-4 filed on November 12, 2019 and incorporated by reference herein).
10.9	Registration Rights Agreement, dated June 12, 2020, by and among the Company and the parties signatory thereto (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 2, 2020 and incorporated herein by reference).
10.10	Registration Rights Agreement, dated September 8, 2020, by and among the Company and the parties signatory thereto (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 14, 2020 and incorporated herein by reference).
10.11	Amended and Restated Promissory Note, dated September 8, 2020, issued to KBL IV Sponsor LLC (filed as Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 filed on October 19, 2020 and incorporated by reference herein).
10.12#	Employment Agreement, dated July 1, 2020, by and between 180 Life Corp. (f/k/a 180 Life Sciences Corp.) and James N. Woody, M.D., Ph.D. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on November 12, 2020 and incorporated by reference herein).
10.13#	First Amendment to Employment Agreement by and between 180 Life Corp. (f/k/a 180 Life Sciences Corp.) and James N. Woody, M.D., Ph.D. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on November 12, 2020 and incorporated herein by reference).
10.14	Amendment Agreement dated November 25, 2020 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 27, 2020 and incorporated herein by reference).
10.15	Registration Rights Agreement dated as of February 23, 2021 by and between 180 Life Sciences Corp. and the purchasers signatory thereto (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 24, 2021 and incorporated herein by reference).
10.16#	Form of Lock-Up Agreement between 180 Life Sciences Corp. and its directors and executive officers (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 24, 2021 and incorporated herein by reference).

10.17#	Consultancy Agreement dated February 22, 2021, by and between 180 Life Sciences Corp. and Prof. Jagdeep Nanchahal (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference).
10.18#	Amended and Restated Employment Agreement dated February 25, 2021 and effective November 6, 2020, by and between 180 Life Sciences Corp. and James N. Woody (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference).
10.19#	James N. Woody — Stock Option Agreement effective February 26, 2021 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference).
10.20#	Employment Agreement dated February 24, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp. and Ozan Pamir and Amendment and Correction Thereto dated March 1, 2021 (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference).
10.21#	Ozan Pamir — Stock Option Agreement effective February 26, 2021 (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference).
10.22#	First Amendment to Consultancy Agreement dated March 31, 2021, by and between 180 Life Sciences Corp. and Prof. Jagdeep Nanchahal (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 2, 2021 and incorporated herein by reference).
10.23	Settlement and Mutual Release Agreement dated May 4, 2021 by and between 180 Life Sciences Corp. and EarlyBirdCapital, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 7, 2021 and incorporated herein by reference).
10.24#	Second Amendment to Employment Agreement dated May 27, 2021, and effective November 6, 2020, by and between 180 Life Sciences Corp. Katexco Pharmaceuticals Corp. and Ozan Pamir (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 27, 2021 and incorporated herein by reference).
10.25#	Form of Director Nominee Offer Letter (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2021 and incorporated herein by reference).
10.26#	Employment Agreement dated August 21, 2019 between the registrant and Jonathan Rothbard (filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on July 9, 2021 and incorporated herein by reference).
10.27	Mutual Release and Settlement Agreement dated as of July 31, 2021 among Alpha Capital Anstalt and the registrant (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 2, 2021 and incorporated herein by reference).
10.28	Registration Rights Agreement dated as of August 23, 2021 by and between 180 Life Sciences Corp. and the purchasers signatory thereto (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on August 24, 2021 and incorporated herein by reference).
10.29	Form of Lock-Up Agreement between the 180 Life Sciences Corp. and its directors and executive officers (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on August 24, 2021 and incorporated herein by reference).
10.30£	Settlement and Mutual Release Agreement dated September 17, 2021, by and between 180 Life Sciences Corp. and Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 20, 2021 and incorporated herein by reference).

10.31	Debt Conversion Agreement dated September 30, 2021, by and between 180 Life Sciences Corp. and Dr. Lawrence Steinman and Sir Marc Feldmann (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 5, 2021 and incorporated by reference herein).
10.32#	Consulting Agreement dated November 17, 2021, by and between 180 Life Sciences Corp. and Lawrence Steinman, M.D. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2021 and incorporated by reference herein).
10.33#	First Amendment to Amended and Restated Employment Agreement dated April 27, 2022, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2022 and incorporated by reference herein).
10.34#	First Amendment to Employment Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 28, 2022 and incorporated by reference herein).
10.35#	First Amendment to Employment Agreement dated April 27, 2022, between Cannbiorex Pharma Ltd. and Sir Marc Feldmann, Ph.D. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 28, 2022 and incorporated by reference herein).
10.36#	First Amendment to Consulting Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Lawrence Steinman, M.D. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 28, 2022 and incorporated by reference herein).
10.37#	Second Amendment to Consulting Agreement dated April 27, 2022, between Cannbiorex Pharma Ltd. and Prof. Jagdeep Nanchahal (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on April 28, 2022 and incorporated by reference herein).
10.38#	Second Amendment to Employment Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 26, 2022 and incorporated by reference herein).
10.39#	Second Amendment to Employment Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 26, 2022 and incorporated by reference herein).
10.40#	Second Amendment to Consulting Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and Lawrence Steinman, M.D (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on May 26, 2022 and incorporated by reference herein).
10.41#	180 Life Sciences Corp. 2022 Omnibus Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 14, 2022 and incorporated by reference herein).
10.42£	Securities Purchase Agreement dated July 17, 2022, by and between 180 Life Sciences Corp. and the Purchaser (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 19, 2022 and incorporated by reference herein).
10.43	Warrant Agent Agreement for the July 2022 Common Warrants, dated July 29, 2022, by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company (filed as Exhibit 10.43 to the registrant’s Registration Statement on Form S-1 filed on May 5, 2023 and incorporated by reference herein).
10.44	Form of Lock-Up Agreement (July 2022 Offering) (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 19, 2022 and incorporated by reference herein).
10.45£	Securities Purchase Agreement dated December 20, 2022, by and between 180 Life Sciences Corp. and the Purchaser (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2022 and incorporated by reference herein).

10.46	Warrant Agent Agreement for the December 2022 Common Warrants, dated December 22, 2022, by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 22, 2022 and incorporated by reference herein).
10.47	Form of Lock-Up Agreement (December 2022 Offering) (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 22, 2022 and incorporated by reference herein).
10.48#	Third Amendment to Consulting Agreement dated December 28, 2022, between 180 Life Sciences Corp., Cannbiorex Pharma Ltd. and Prof. Jagdeep Nanchahal (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 29, 2022 and incorporated by reference herein).
10.49#	Amendment to the Warrant Agent Agreement, dated January 13, 2023, by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 18, 2023 and incorporated by reference herein).
10.50#	Separation and Release Agreement, dated January 18, 2023, by and between 180 Life Sciences Corp. and Quan Vu (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 20, 2023 and incorporated by reference herein).
10.51#	First Amendment to Separation and Release Agreement, dated March 29, 2023, by and between 180 Life Sciences Corp. and Quan Vu (filed as Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on March 31, 2023 and incorporated herein by reference).
10.52£	Securities Purchase Agreement dated April 10, 2023, by and between 180 Life Sciences Corp. and the Purchaser (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 10, 2023 and incorporated by reference herein).
10.53	Warrant Agent Agreement for the April 2023 Common Warrants, dated April 10, 2023 by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 10, 2023 and incorporated by reference herein).
10.54	Form of Lock-Up Agreement (April 2023 Offering) (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 10, 2023 and incorporated by reference herein).
10.55#	Third Amendment to Employment Agreement dated April 27, 2023 and effective as of January 1, 2023, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2023 and incorporated by reference herein).
10.56#	Third Amendment to Employment Agreement dated April 27, 2023 and effective as of January 1, 2023, between 180 Life Sciences Corp. and Ozan Pamir (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 28, 2023 and incorporated by reference herein).
10.57#	Third Amendment to Employment Agreement dated April 27, 2023 and effective as of January 1, 2023, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 28, 2023 and incorporated by reference herein).
10.58#	Amended and Corrected Third Amendment to Employment Agreement dated May 9, 2023, between 180 Life Sciences Corp. and Ozan Pamir (filed as Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q filed on May 15, 2023 and incorporated by reference herein).
10.59#	First Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated by reference herein).

10.60£	Securities Purchase Agreement dated August 9, 2023, by and between 180 Life Sciences Corp. and the Institutional Investor. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 15, 2023 and incorporated by reference herein).
10.61	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-272749) filed on June 16, 2023).
10.62#	Form of Stock Option Agreement (First Amended and Restated 2022 Omnibus Incentive Plan) (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 7, 2023 and incorporated by reference herein).
10.63	Termination Letter (Oxford License) September 22, 2023 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 28, 2023 and incorporated by reference herein).
10.64£	Amendment No. 1 to the Securities Purchase Agreement, dated November 28, 2023, by and between 180 Life Sciences Corp. and the Purchaser (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 29, 2023 and incorporated by reference herein).
10.65#	Fourth Amendment to Employment Agreement dated January 10, 2024 and effective as of January 1, 2024, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 17, 2024 and incorporated by reference herein).
10.66#	Fourth Amendment to Employment Agreement dated January 10, 2024 and effective as of January 1, 2024, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 17, 2024 and incorporated by reference herein).
10.67#	Third Amendment to Consulting Agreement dated January 10, 2024 and effective as of January 1, 2024, between 180 Life Sciences Corp. and Lawrence Steinman, M.D. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on January 17, 2024 and incorporated by reference herein).
10.68#	Second Amendment to Consulting Agreement dated January 10, 2024 and effective as of January 1, 2024, between Cannbiorex Pharma Ltd. and Sir Marc Feldmann(filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on January 17, 2024 and incorporated by reference herein).
10.69#	Offer Letter between 180 Life Science Corp. and Blair Jordan (director) dated February 24, 2024 and effective February 28, 2024 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 29, 2024 and incorporated by reference herein).
10.70#	Offer Letter between 180 Life Science Corp. and Omar Jimenez (director) dated March 4, 2024 and effective March 7, 2024 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 11, 2024 and incorporated by reference herein).
10.71#	Offer Letter between 180 Life Science Corp. and Ryan L. Smith (director) dated March 5, 2024 and effective March 7, 2024 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 11, 2024 and incorporated by reference herein).
14.1#	Code of Business and Ethics (filed as Exhibit 14 to the registrant’s Registration Statement on Form S-1 filed on April 26, 2017 and incorporated herein by reference)(File. No. 333-217475)
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on March 31, 2023 and incorporated herein by reference).
23.1*	Consent of Marcum LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
97.1	180 Life Sciences Corp., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the registrant on November 9, 2023, and incorporated herein by reference).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plans or arrangements.

£	Certain schedules, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that 180 Life Sciences Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: March 22, 2024	/s/ James N. Woody
	By:	James N. Woody, Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2024	/s/ Ozan Pamir
	By:	Ozan Pamir, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James N. Woody	Chief Executive Officer and Director	March 22, 2024
James N. Woody	(Principal Executive Officer)

/s/ Ozan Pamir	Chief Financial Officer	March 22, 2024
Ozan Pamir	(Principal Financial and Accounting Officer)

/s/ Lawrence Steinman	Executive Chairman and Director	March 22, 2024
Lawrence Steinman

/s/ Blair Jordan	Lead Director	March 22, 2024
Blair Jordan

/s/ Omar Jimenez	Director	March 22, 2024
Omar Jimenez

/s/ Ryan L. Smith	Director	March 22, 2024
Ryan L. Smith

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

180 Life Sciences Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 180 Life Sciences Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019

San Francisco, California

March 22, 2024

PCAOB ID #688

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	December 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash	$1,975,799	$6,970,110
Prepaid expenses and other current assets	1,664,107	1,958,280
Total Current Assets	3,639,906	8,928,390
Intangible assets, net	1,619,570	1,658,858
In-process research and development	-	9,063,000
Total Assets	$5,259,476	$19,650,248
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,892,611	$1,801,210
Accounts payable – related parties	266,009	-
Accrued expenses	1,869,814	2,284,516
Accrued expenses - related parties	-	188,159
Loans payable - current portion	1,034,124	1,308,516
Derivative liabilities	58	75,381
Total Current Liabilities	5,062,616	5,657,782
Loans payable - noncurrent portion	19,936	31,189
Deferred tax liability	304,657	2,617,359
Total Liabilities	5,387,209	8,306,330
Commitments and contingencies (Note 9)
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, issued and outstanding at December 31, 2023 and 2022	-	-
Class K Preferred Stock; 1 share authorized, issued and outstanding at December 31, 2023 and 2022	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 534,719 and 197,209 shares issued and outstanding at December 31, 2023 and 2022, respectively	54	20
Additional paid-in capital	130,117,209	121,637,966
Accumulated other comprehensive income	(2,901,339)	(2,885,523)
Accumulated deficit	(127,343,657)	(107,408,545)
Total Stockholders’ (Deficit) Equity	(127,733)	11,343,918
Total Liabilities and Stockholders’ Equity	$5,259,476	$19,650,248

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	For the Year Ended
	December 31,
	2023	2022
Operating Expenses:
Research and development	$2,303,751	$2,191,834
Research and development - related parties	480,777	240,731
General and administrative	10,646,417	15,459,788
General and administrative - related parties	46,555	5,612
Total Operating Expenses	13,477,500	17,897,965
Loss From Operations	(13,477,500)	(17,897,965)

Other Income (Expenses):
Other income	21,074	-
Interest expense	(44,828)	(28,175)
Interest income – related parties	-	1,508
Loss on goodwill impairment	-	(33,547,278)
Loss on IP R&D impairment	(9,063,000)	(3,342,084)
Change in fair value of derivative liabilities	75,323	15,144,986
Gain on settlement of accrued liability	204,405	-
Total Other Expense, Net	(8,807,026)	(21,771,043)
Net Loss Before Income Taxes	(22,284,526)	(39,669,008)
Income tax benefit	2,349,414	942,749
Net Loss	$(19,935,112)	$(38,726,259)

Other Comprehensive Loss:
Foreign currency translation adjustments	(15,816)	(3,702,963)
Total Comprehensive Loss	$(19,950,928)	$(42,429,222)

Basic and Diluted Net Loss per Common Share	$(52.59)	$(387.18)

Weighted Average Number of Common Shares Outstanding:	379,089	100,021

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in US Dollars)

	For The Year Ended December 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance - January 1, 2023	197,209	$20	$121,637,966	$(2,885,523)	$(107,408,545)	$11,343,918
Adjustment related to reverse stock split	37	1	(1)	-	-	-
Shares issued for professional services to directors	4,763	-	60,624	-	-	60,624
Shares issued for professional services to executive chairman	7,126	1	28,564	-	-	28,565
Issuance of April 2023 pre-funded and common warrants, net (a)	-	-	2,337,706	-	-	2,337,706
Shares issued from exercise of April 2023 pre-funded warrants (a)	61,615	6	111	-	-	117
Shares issued in connection with April 2023 Offering (a)	21,053	2	382,180	-	-	382,182
Issuance of August 2023 pre-funded and common warrants, net (b)	-	-	2,459,282	-	-	2,459,282
Shares issued from exercise of August 2023 pre-funded warrants (b)	207,814	20	375	-	-	395
Shares issued in connection with August 2023 Offering (b)	35,102	4	245,344	-	-	245,348
Issuance of pre-funded and common warrants from Amendment to August 2023 SPA, net	-	-	770,923	-	-	770,923
Stock-based compensation	-	-	2,194,135	-	-	2,194,135
Comprehensive loss:
Net loss	-	-	-	-	(19,935,112)	(19,935,112)
Other comprehensive loss	-	-	-	(15,816)	-	(15,816)
Balance - December 31, 2023	534,719	$54	$130,117,209	$(2,901,339)	$(127,343,657)	$(127,733)

(a)	Consists of $2,999,882 of gross proceeds from the April 2023 Offering; gross proceeds of $421,527 are related to common shares issued (with related placement agent fees of $39,343), gross proceeds of $1,233,564 are related to pre-funded warrants issued (with related placement agent fees of $115,134) and gross proceeds of $1,344,791 are related to common warrants issued (with related placement agent fees of $125,516). At the end of the current period, all 61,615 April 2023 pre-funded warrants were exercised for proceeds of $117.
(b)	Consists of $2,999,605 of gross proceeds from the August 2023 Offering; gross proceeds of $272,106 are related to common shares issued (with related placement agent fees of $26,758), gross proceeds of $1,449,470 are related to pre-funded warrants issued (with related placement agent fees of $142,538) and gross proceeds of $1,278,029 are related to common warrants issued (with related placement agent fees of $125,679). At the end of the year, 207,814 August 2023 pre-funded warrants were exercised for proceeds of $395.

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY, continued

(Expressed in US Dollars)

	For The Year Ended December 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	89,569	$9	$107,187,532	$817,440	$(68,682,286)	$39,322,695
Adjustments related to reverse stock-split	505	-	-	-	-	-
Issuance of July 2022 pre-funded warrants (c)	-	-	2,562,265	-	-	2,562,265
Shares issued from exercise of July 2022 pre-funded warrants (c)	6,297	1	262	-	-	263
Shares issued in connection with July 2022 Offering (c)	9,211	1	3,407,489	-	-	3,407,490
Issuance of December 2022 pre-funded warrants	-	-	4,823,187	-	-	4,823,187
Shares issued from exercise of December 2022 pre-funded warrants	78,910	8	142	-	-	150
Shares issued in connection with December 2022 Offering	11,316	1	691,672	-	-	691,673
Shares issued for professional services to directors	739	-	331,591	-	-	331,591
Stock-based compensation	32	-	2,633,826	-	-	2,633,826
Comprehensive loss:
Net loss	-	-	-	-	(38,726,259)	(38,726,259)
Other comprehensive loss	-	-	-	(3,702,963)	-	(3,702,963)
Balance - December 31, 2022	197,209	$20	$121,637,966	$(2,885,523)	$(107,408,545)	$11,343,918

(c)	Consists of $6,499,737 of gross proceeds from the July 2022 Offering; gross proceeds of $3,710,000 are related to the common shares and common warrants issued and includes $302,510 in related placement agent fees and other offering costs, and $2,789,737 in gross proceeds are in connection with the pre-funded warrants and includes $227,472 in related placement agent fees and other offering costs. At the end of the period, 81,426 July 2022 pre-funded warrants were exercised for proceeds of $155.

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the Years Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(19,935,112)	$(38,726,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation
Shares issued for services	89,189	331,591
Amortization of stock options and restricted stock units	2,194,135	2,633,826
Impairment of goodwill	-	33,547,278
Impairment of IP R&D assets	9,063,000	3,342,084
Amortization of intangibles	105,675	109,004
Deferred tax liability	(2,349,683)	(942,749)
Change in fair value of derivative liabilities	(75,323)	(15,144,986)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	337,282	1,018,303
Accounts payable	230,402	1,214,599
Accounts payable – related parties	56,008	-
Accrued expenses	(440,621)	319,936
Accrued expenses – related parties	(197,175)	169,788
Total adjustments	9,012,889	26,598,674
Net Cash Used in Operating Activities	(10,922,223)	(12,127,585)

Cash Flows from Financing Activities
Offering costs in connection with July 2022 sale of common stock and common stock warrants	-	(529,982)
Offering costs in connection with December 2022 sale of common stock and common stock warrants	-	(484,991)
Offering costs in connection with April 2023 sale of common stock and common stock warrants	(279,994)	-
Offering costs in connection with August 2023 sale of common stock and common stock warrants	(294,976)	-
Offering costs in connection with the repricing of the August 2023 Offering	(59,846)	-
Proceeds from loans payable (Note 8)	969,322	1,060,890
Repayment of loans payable, net of adjustments (Note 8)	(1,257,388)	(1,591,035)
Repayment of loans payable – related parties	-	(81,277)
Proceeds from sale of July 2022 common stock and common stock warrants	-	6,499,737
Proceeds from sale of December 2022 common stock and common stock warrants	-	5,999,851
Proceeds from sale of April 2023 common stock and common stock warrants	2,999,882
Proceeds from sale of August 2023 common stock and common stock warrants	2,999,606
Proceeds from exercise of July 2022 pre-funded warrants	-	263
Proceeds from exercise of December 2022 pre-funded warrants	-	150
Proceeds from exercise of April 2023 pre-funded warrants	117	-
Proceeds from exercise of August 2023 pre-funded warrants	395	-
Proceeds from the repricing of common shares and pre-funded warrants in the August 2023 Offering	830,769	-
Net Cash Provided by Financing Activities	5,907,887	10,873,606

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Expressed in US Dollars)

	For the Years Ended
	December 31,
	2023	2022
Effect of Exchange Rate Changes on Cash	20,025	(419)

Net Decrease In Cash	(4,994,311)	(1,254,398)
Cash - Beginning of Period	6,970,110	8,224,508
Cash - End of Period	$1,975,799	$6,970,110

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$21,722	$15,060

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

NOTE 1 - BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

180 Life Sciences Corp., formerly known as KBL Merger Corp. IV (“180LS”, or together with its subsidiaries, the “Company”), was a blank check company organized under the laws of the State of Delaware on September 7, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses.

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

The Company is a clinical stage biotechnology company focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis, and other inflammatory diseases, where anti-TNF therapy will provide a clear benefit to patients, by employing innovative research, and, where appropriate, combination therapy. We have three product development platforms:

●	fibrosis and anti-tumor necrosis factor (“TNF”);

●	drugs which are derivatives of cannabidiol (“CBD”); and

●	alpha 7 nicotinic acetylcholine receptor (“α7nAChR”).

Due to restrictions in the Company’s resources, the Company has not made progress in the α7nAChR platform and has suspended further research and development activity in the meantime.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, the Russia-Ukraine war, the Israel-Hamas war and fluctuating interest rates on the economy and the capital markets and has concluded that, while it is reasonably possible that such events could have negative effects on the Company’s financial position, the specific impacts are not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Reverse Stock-Split during 2024

On February 26, 2024, the Company’s Board of Directors approved a one-for-19 reverse stock split of the Company’s outstanding common stock and the filing of a Certificate of Amendment to our Certificate of Incorporation to affect such reverse stock split, which was filed on February 26, 2024. The Reverse Stock Split became effective on February 28, 2024 at 12:01 a.m. Eastern Time, with shares beginning trading on a split-adjusted basis at market open on February 28, 2024. In connection with the Reverse Stock Split, every 19 shares of the Company’s common stock issued and outstanding as of the Effective Time were automatically converted into one share of the Company’s common stock.

In connection with the reverse split, all outstanding options, warrants, and other securities entitling their holders to purchase or otherwise receive shares of common stock were adjusted, as required by the terms of each security. The number of shares available to be awarded under the Company’s equity incentive plans were also appropriately adjusted. Following the reverse split, the par value of the Common Stock remained unchanged at $0.0001 par value per share. The reverse split did not change the authorized number of shares of common stock or preferred stock. No fractional shares were issued in connection with the reverse split, and stockholders who would otherwise be entitled to receive a fractional share instead received one whole share of common stock in lieu of such fractional share.

The effects of the 1-for-19 Reverse Stock Split have been retroactively reflected throughout this Report; see Note 13 – Subsequent Events for additional details.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. As of December 31, 2023, the Company had an accumulated deficit of $127,343,657 and working capital deficit of $1,422,710 and for the year ended December 31, 2023, a net loss of $19,935,112 and cash used in operating activities of $10,922,223. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. The Company’s significant estimates and assumptions used in these financial statements include, but are not limited to, the fair value of financial instruments, warrants, options and derivative liabilities; R&D tax credits and accruals, and the estimates and assumptions related to the impairment analysis of IP R&D assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Canadian Dollar (“CAD”) or British Pound (“GBP”). Assets and liabilities are translated based on the exchange rates at the balance sheet date (0.7547 and 0.7369 for the CAD, 1.2730 and 1.2098 for the GBP as of December 31, 2023 and 2022, respectively), while expense accounts are translated at the weighted average exchange rate for the period (0.7458 and 0.7689 for the CAD, and 1.2667 and 1.2173 for the GBP for the years ended December 31, 2023 and 2022, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ (deficit) equity as a component of accumulated other comprehensive income.

Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the years ended December 31, 2023 and 2022, the Company recorded other comprehensive loss of $15,816 and $3,702,963, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized $2,380 and $12,777 in foreign currency transaction losses for the years ended December 31, 2023 and 2022, respectively. Such amounts have been classified within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. The Company had no cash equivalents at December 31, 2023 or 2022. As of December 31, 2023, the Company had bank accounts in the United States and the United Kingdom; of its available cash balance, $25,474 is restricted cash. The Company’s cash deposits in United States and English financial institutions may at times be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or the Financial Services Compensation Scheme (“FSCS”) insurance limits, respectively. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions.

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

IP R&D assets represent the fair value assigned to technologies that were acquired on July 16, 2019 in connection with the Reorganization, which have not reached technological feasibility and have no alternative future use. IP R&D assets are considered to have indefinite-lives until the completion or abandonment of the associated research and development projects. During the period that the IP R&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IP R&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IP R&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may record a full or partial impairment charge related to the IP R&D assets, calculated as the excess of the carrying value of the IP R&D assets over their estimated fair value. During 2023, the Company recorded a loss on impairment to IP R&D assets in the amount of $9,063,000, and as of December 31, 2023 and 2022, the balance of the IP R&D assets on the balance sheet was $0 and $9,063,000, respectively. See “Note 5 – Intangible Assets and Impairment of Long-lived Assets” for further information.

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

The carrying amounts of certain of the Company’s financial instruments, consisting primarily of loans payable, approximate their fair values as presented in these consolidated financial statements due to the short-term nature of those instruments. The Company’s derivative liabilities were valued using level 3 inputs (see Note 7 – Derivative Liabilities for additional information).

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2023		2022
Options	17,788		8,561
Warrants	983,473	(1)	180,832
Total potentially dilutive shares	1,001,261		189,393

(1)	Note that amount excludes 257,205 warrants that require holders to pay a nominal amount of consideration; such underlying shares are included in the weighted average outstanding shares calculation for the purposes of basic earnings per share as of December 31, 2023. As such, this number of warrants will differ from those disclosed in Note 7 by the same amount.

Research and Development

Research and development expenses are charged to operations as incurred. During the years ended December 31, 2023 and 2022, the Company incurred $2,303,751 and $2,191,834, respectively, of research and development expenses. As of December 31, 2023 and 2022, research and development expenses – related parties were $480,777 and $240,731, respectively. See Note 12 – Related Parties for more information on research and development expenses – related parties.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new guidance represents significant changes to accounting for credit losses, including i) full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope; ii) the current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold; and iii) the expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for SEC filers (excluding those that are eligible to be a smaller reporting company) for periods beginning after December 15, 2019 and for all other entities, for periods beginning after December 15, 2022. The Company has adopted this standard effective January 1, 2023, and its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

On November 27, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280). The amendments were designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. As the Company is not required to report segment information, this pronouncement does not have a material effect on the Company’s consolidated financial statements and related disclosures.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 largely follows the proposed ASU issued earlier in 2023 with several important modifications and clarifications discussed below. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company is currently assessing the implications of this ASU.

Management does not believe that any other recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Insurance	$934,990	$1,027,292
Research and development expense tax credit receivable	440,161	546,563
Professional fees	279,039	310,017
Value-added tax receivable	9,917	48,774
Taxes	-	25,634
	$1,664,107	$1,958,280

NOTE 5 - INTANGIBLE ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

Intangible assets consist of the following as of December 31, 2023 and 2022:

	Weighted Average Remaining Amortization Period	As of December 31, 2023			As of December 31, 2022
	in Years at December 31, 2023	Gross Asset Value	Accumulated Amortization	Net Carrying Value	Gross Asset Value	Accumulated Amortization	Net Carrying Value
Licensed patents	11.4	$599,686	$(174,552)	$425,134	$596,259	$(142,654)	$453,605
Technology license	15.6	1,562,744	(368,308)	1,194,436	1,485,159	(279,906)	1,205,253
		$2,162,430	$(542,860)	$1,619,570	$2,081,418	$(422,560)	$1,658,858

Changes in the gross asset value of licensed patents and technology licenses from the dates acquired are the result of changes in the foreign currency exchange rate.

The Company recorded amortization expense of $105,675 and $109,004 during the years ended December 31, 2023 and 2022, respectively, related to intangible assets, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.

Future amortization related to intangible assets is as follows:

For the Years Ending December 31,
2024	$113,793
2025	113,793
2026	113,793
2027	113,793
2028	113,793
Thereafter	1,050,606
$1,619,571

Goodwill Impairment

The Company’s publicly traded stock closed at $1,482.00 per share as of December 31, 2021; during 2022, the market value of the Company’s single reporting unit significantly declined. As of March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, the market value of the Company’s publicly traded stock fell to $984.20, $322.24, $252.70 and $64.41, per share, respectively, and as such, the Company elected to conduct a quantitative analysis of goodwill to assess for impairment as of September 30, 2022 and December 31, 2022. The Company determined the fair market value of its single reporting unit and compared that value with the carrying amount of the reporting unit and determined that goodwill was impaired as of both measurement dates. As of September 30, 2022 and December 31, 2022, the carrying value exceeded the fair market value by $18,872,850 and $14,674,428, respectively. To recognize the impairment of goodwill, the Company recorded losses for these amounts at the end of the third and fourth quarters, which appear as a loss on goodwill impairment of $33,547,278 on the income statement for the year ended December 31, 2022.

As of December 31, 2023 and 2022, the balance for goodwill is $0 for both periods.

The following is a summary of goodwill activity for the year ended December 31, 2022 for the Company’s single reporting unit, which includes the recorded losses on goodwill impairment described above.

	CBR Pharma Goodwill	180 LP Goodwill	Consolidated Goodwill
Balance, January 1, 2022	$23,749,631	$13,238,255	$36,987,886
Currency translation	(3,440,608)	-	(3,440,608)
Impairment of goodwill	(20,309,023)	(13,328,255)	(33,547,278)

Balance, December 31, 2022	$-	$-	$-

IP R&D Assets Impairment

As of December 31, 2022, the carrying amount of the IP R&D assets on the balance sheet was $12,405,084 (which consists of carrying amounts of $1,462,084 and $10,943,000 related to the Company’s CBR Pharma subsidiary and its 180 LP subsidiary, respectively). Per the valuation obtained from a third party as of year-end, the fair market value of the Company’s IP R&D assets was determined to be $9,063,000 (which consists of fair values of $0 and $9,063,000 related to the Company’s CBR Pharma subsidiary and 180 LP subsidiary, respectively). As of this measurement date, the carrying values of the CBR Pharma and 180 LP subsidiaries’ assets exceeded their fair market values by $1,462,084 and $1,880,000, respectively. As such, management determined that the consolidated IP R&D assets were impaired by $3,342,084 and, in order to recognize the impairment, the Company recorded a loss for this amount during the fourth quarter of 2022, which appears as a loss on impairment to IP R&D assets on the income statement. This reduced the IP R&D asset balances of its CBR Pharma subsidiary and its 180 LP subsidiary to zero and $9,063,000, respectively, as of December 31, 2022.

During 2023, the Company assessed the most recent delays in its commercialization timeline, general economic conditions, industry and market considerations, the Company’s financial performance and all relevant legal, regulatory, and political factors that might indicate the possibility of impairment and concluded that, when these factors were collectively evaluated, it was more likely than not that the asset is impaired. The Company recorded a loss in the amount of $9,063,000, which appeared as a loss on impairment to IP R&D assets on the income statement. As of December 31, 2023, the carrying amount of the IP R&D assets on the balance sheet is $0.

Because of the write-off of the IP R&D assets on the balance sheet and the loss on impairment to IP R&D assets on the income statement, the Company recorded a decrease in its deferred tax liability relating to the impairment of the IP R&D assets of $2.3 million as income tax benefit relating to impairment of the IP R&D assets in the same amount on the income statement for the period ended December 31, 2023.

The following is a summary of IP R&D activity for the years ended December 31, 2023 and 2022 for the Company, which includes the recorded losses for the IP R&D assets described above.

	CBR Pharma IP R&D Assets	180 LP IP R&D Assets	Consolidated IP R&D Assets
Balance, January 1, 2022	$1,632,780	$10,943,000	$12,575,780
Currency translation	(170,696)	-	(170,696)
Impairment of IP R&D assets	(1,462,084)	(1,880,000)	(3,342,084)

Balance, December 31, 2022	-	9,063,000	9,063,000
Impairment of IP R&D assets	-	(9,063,000)	(9,063,000)

Balance, December 31, 2023	$-	$-	$-

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Consulting fees	$645,081	$531,829
Professional fees	184,846	3,945
Litigation accrual (1)	49,999	125,255
Employee and director compensation (2)	530,383	1,558,024
Research and development fees	378,683	22,023
Interest	70,923	36,422
Other	9,899	7,018
	$1,869,814	$2,284,516

(1)	See Note 9 - Commitments and Contingencies, Potential Legal Matters.
(2)	See Note 13 – Subsequent Events for additional details for this current year balance.

As of December 31, 2023 and 2022, accrued expenses - related parties were $0 and $188,159, respectively. See Note 9 – Commitments & Contingencies and Note 12 - Related Parties for details.

NOTE 7 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities (except the Public Special Purpose Acquisition Companies (“SPAC”) warrants as defined below, which are Level 1 derivative liabilities) that are measured at fair value on a recurring basis:

	For the Year Ended December 31, 2023
	Warrants
	Public	Private			Alpha
	SPAC	SPAC	PIPE	AGP	Capital	Total
Balance as of January 1, 2023	$31,625	$1,256	$42,100	$400	$-	$75,381
Change in fair value of derivative liabilities	(31,567)	(1,256)	(42,100)	(400)	-	(75,323)
Balance as of December 31, 2023	$58	$-	$-	$-	$-	$58

	For the Year Ended December 31, 2022
	Warrants
	Public	Private			Alpha
	SPAC	SPAC	PIPE	AGP	Capital	Total
Balance as of January 1, 2022	$8,048,850	$467,325	$6,516,300	$144,331	$43,561	$15,220,367
Change in fair value of derivative liabilities	(8,017,225)	(466,069)	(6,474,200)	(143,931)	(43,561)	(15,144,986)
Balance as of December 31, 2022	$31,625	$1,256	$42,100	$400	$-	$75,381

The fair value of the SPAC derivative liabilities as of December 31, 2023 and 2022 were estimated using the Black Scholes option pricing model, with the following assumptions used:

December 31, 2023
Risk-free interest rate	3.71% – 5.50%
Expected term in years	0.59 – 2.90
Expected volatility	100.0%–110.0%
Expected dividends	0%

SPAC Warrants

Public SPAC Warrants

Participants in KBL’s initial public offering received an aggregate of 11,500,000 Public SPAC Warrants (“Public SPAC Warrants”). Each Public SPAC Warrant entitles the holder to purchase one-seven hundred sixtieth of one share of the Company’s common stock at an exercise price of $5.75 per 1/760th of one share, or $4,370.00 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants are currently exercisable and will expire on November 6, 2025, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants, in whole and not in part, at a price of $0.01 per Public Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $6,840.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Public Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Public Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Public Warrants to do so on a “cashless basis.” Management has determined that the Public Warrants contain a tender offer provision which could result in the Public Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature results in the Public Warrants being precluded from equity classification. Accordingly, the Public Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The fair value of the Public SPAC Warrants on the date of the issuance was $1,978,000. At December 31, 2023 and 2022 the Public SPAC Warrants were revalued at $58 and $31,625, respectively, which resulted in decreases of $31,567 and $8,017,225 in the fair value of the derivative liabilities during the years ended December 31, 2023 and 2022, respectively. The decreases in fair value of these derivative liabilities were recorded in the accompanying consolidated statement of operations.

Private SPAC Warrants

Participants in KBL’s initial private placement received an aggregate of 502,500 Private SPAC Warrants (“Private SPAC Warrants”). Each Private Warrant entitles the holder to purchase one-seven hundred sixtieth of one share of the Company’s common stock at an exercise price of $5.75 per 1/760th of one share, or $4,370.00 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the warrants. The Private Warrants are currently exercisable and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Private Warrants are non-redeemable so long as they are held by original holders or their permitted transferees. If the Private Warrants are held by other parties, the Company may redeem the Private Warrants, in whole and not in part, at a price of $0.01 per Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $6,840.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Private Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Private Warrants to do so on a “cashless basis.” Management has determined that the Private Warrants contain a tender offer provision which could result in the Private Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature (amongst others) results in the Private Warrants being precluded from equity classification. Accordingly, the Private Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The fair value of the Private SPAC Warrants on the date of the issuance was $587,925. At December 31, 2023 and 2022, the Private SPAC Warrants were revalued at $0 and $1,256, respectively, which resulted in decreases of $1,256 and $466,069 in the fair value of the derivative liabilities during the years ended December 31, 2023 and 2022, respectively. The decreases in fair value of these derivative liabilities were recorded in the accompanying consolidated statement of operations.

PIPE Warrants

On February 23, 2021, the Company issued five-year warrants (the “PIPE Warrants”) to purchase 6,748 shares of common stock at an exercise price of $1,900.00 per share in connection with the private offering (see Note 10 – Stockholders’ (Deficit) Equity, Common Stock). The PIPE Warrants did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the PIPE Warrants that didn’t meet the limited exception in the case of a change-in-control. Accordingly, the PIPE Warrants are liability-classified and the Company recorded the $7,294,836 fair value of the PIPE Warrants, which was determined using the Black-Scholes option pricing model, as derivative liabilities. The PIPE Warrants were revalued on December 31, 2023 and 2022 at $0 and $42,100, respectively, which resulted in decreases in the fair value of the derivative liabilities of $42,100 and $6,474,200 during the years ended December 31, 2023 and 2022, respectively.

The following assumptions were used to value the PIPE Warrants at issuance:

February 23, 2021
Risk-free interest rate	0.59%
Expected term in years	5.00
Expected volatility	85%
Expected dividends	0%

Other Warrants

AGP Warrant

In connection with the closing of the Business Combination on November 6, 2020, the Company became obligated to assume five-year warrants for the purchase of 168 shares of the Company’s common stock at an exercise price of $2,006.40 per share (the “AGP Warrant Liability”) that had originally been issued by KBL to an investment banking firm in connection with a prior private placement.

On March 12, 2021, the Company issued a warrant to AGP (the “AGP Warrant”) to purchase up to an aggregate of 168 shares of the Company’s common stock at a purchase price of $2,006.40 per share, subject to adjustment, in full satisfaction of the existing AGP Warrant Liability. The exercise of the AGP Warrant is limited at any given time to prevent AGP from exceeding beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable at any time between May 2, 2021 and May 2, 2025. The newly issued AGP Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the AGP Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the AGP Warrant will continue to be liability-classified. The AGP Warrant was revalued on December 31, 2023 and 2022 at $0 and $400, respectively, which resulted in decreases in the fair value of the derivative liabilities of $400 and $143,931 during the years ended December 31, 2023 and 2022, respectively.

The following assumptions were used to value the AGP Warrant at issuance:

March 12, 2021
Risk-free interest rate	0.68%
Expected term in years	3.84
Expected volatility	85%
Expected dividends	0%

Alpha Capital Anstalt (“Alpha”) Warrant

In connection with the Alpha Settlement Agreement that was agreed to on July 29, 2021 (signed on July 31, 2021), the Company issued a three-year warrant for the purchase of 66 shares of the Company’s common stock at an exercise price of $2,686.60 per share (the “Alpha Warrant Liability” and the “Alpha Warrant”). The exercise of shares of the Alpha Warrant is limited at any given time to prevent Alpha from exceeding a beneficial ownership of 4.99% of the then total number of issued and outstanding shares of the Company’s common stock upon such exercise. The warrant is exercisable until August 2, 2024. The newly issued Alpha Warrant did not meet the requirements for equity classification due to the existence of a tender offer provision that could potentially result in cash settlement of the Alpha Warrant that did not meet the limited exception in the case of a change-in-control. Accordingly, the Alpha Warrant is liability-classified and the Company recorded the $95,677 fair value of the Alpha Warrant, which was determined using the Black-Scholes option pricing model, as a derivative liability. The Alpha Warrant was revalued on December 31, 2023 and 2022 at $0 for both periods, which resulted in decreases in the fair value of the derivative liabilities of $0 and $43,561 during the years ended December 31, 2023 and 2022, respectively.

The following assumptions were used to value the Alpha Warrant at issuance:

July 29, 2021
Risk-free interest rate	0.37%
Expected term in years	3.00
Expected volatility	85%
Expected dividends	0%

Warrant Activity

A summary of the warrant activity (including certain warrants granted in August 2021, July 2022, December 2022, April 2023, August 2023 and November 2023 as part of private offerings, all of which are equity-classified; see Note 10 - Stockholders’ (Deficit) Equity) during the years ended December 31, 2023 and 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2022	29,355	$3,442.24	4.1	$-
Issued	237,312	65.36	5.4
Exercised	(85,837)	0.0019	-
Outstanding, December 31, 2022	180,832	$644.80	5.1	125,211
Issued	1,329,275	1.95	4.1	1,706,815
Exercised	(269,429)	0.0019	-	-
Outstanding, December 31, 2023	1,240,678	$83.98	5.1	$1,832,026

Exercisable, December 31, 2023	29,355	$3,444.24	2.1	-

A summary of outstanding and exercisable warrants as of December 31, 2023 is presented below:

Warrants Outstanding			Warrants Exercisable
			Weighted
			Average
Exercise	Number of		Remaining	Number of
Price	Shares		Life in Years	Shares
$1,900.00	6,748		2.2	6,748
$2,006.40	168		1.3	168
$2,686.60	66		0.6	66
$2,850.00	6,579		2.6	6,579
$4,370.00	15,793		1.9	15,794
$3.23	954,119	(1)	-	-
$0.0019	257,205	(2)	-	-
	1,240,678		2.1	29,355

(1)	Note that this number of shares is comprised of the July 2022, December 2022, April 2023, August 2023 and the Amendment to the August 2023 common warrants; as of December 31, 2023, none of these warrants were exercisable, as the meeting to obtain shareholder approval for these warrants did not occur until February 16, 2024. As such, they have not been included in the warrants exercisable calculations.

(2)	Note that this number of shares is comprised of the Amendment to the August 2023 pre-funded warrants; as of December 31, 2023, none of these warrants were exercisable, as the meeting to obtain shareholder approval for these warrants did not occur until February 16, 2024. As such, they have not been included in the warrants exercisable calculations.

NOTE 8 - LOANS PAYABLE

The following tables summarize the activity of loans payable during the years ended December 31, 2023 and 2022:

	Principal Balance at January 1, 2023	Adjustments	Principal Repaid in Cash	New Issuances	Effect of Foreign Exchange Rates	Principal Balance at December 31, 2023
Bounce Back Loan Scheme	$43,129	$-	$(12,326)	$-	$2,015	$32,818
First Assurance – 2022	1,060,890	-	(1,060,890)	-	-	-
First Assurance – 2023	-	-	(184,172)	969,322	-	785,150
Other loans payable	235,686	-		-	406	236,092
Total loans payable	1,339,705	$-	$(1,257,388)	$969,322	$2,421	1,054,060
Less: loans payable – current portion	1,308,516					1,034,124
Loans payable – non-current portion	$31,189					$19,936

	Principal Balance at January 1, 2022	Adjustments		Principal Repaid in Cash	New Issuances	Effect of Foreign Exchange Rates	Principal Balance at December 31, 2022
Paycheck Protection Program	$41,312	$-		$(41,312)	$-	$-	$-
Bounce Back Loan Scheme	61,169	-		(11,646)	-	(6,394)	43,129
First Assurance – 2021	1,618,443	(14,042	)(1)	(1,604,401)	-	-	-
First Assurance – 2022	-	-		-	1,060,890	-	1,060,890
Other loans payable	155,320	80,366	(2)		-	-	235,686
Total loans payable	1,876,244	$66,324		$(1,657,359)	$1,060,890	$(6,394)	1,339,705
Less: loans payable – current portion	1,828,079						1,308,516
Loans payable – non-current portion	$48,165						$31,189

(1)	Note that this amount was related to finance charges and was reclassified.

(2)	Note that this amount was reclassified from related party payables.

Loans Payable, Current Portion

	Simple Interest Rate	December 31, 2023	December 31, 2022
Loan payable issued September 18, 2019	8%	$50,000	$50,000
Loan payable issued September 18, 2019	8%	50,000	50,000
Loan payable issued October 8, 2019	0%	4,000	4,000
Loan payable issued October 29, 2019	8%	69,250	69,250
Loan payable issued December 31, 2019	0%	5,000	5,000
Loan payable issued February 5, 2020	8%	3,500	3,500
Loan payable issued February 5, 2020	8%	3,500	3,500
Loan payable issued March 31, 2020	8%	4,537	4,537
Loan payable issued March 31, 2020	8%	4,537	4,537
Loan payable issued June 8, 2020	0%	5,000	5,000
Loan payable issued June 17, 2020	8%	485	485
Loan payable issued July 15, 2020 *	8%	4,695	4,695
Loan payable issued July 15, 2020	8%	5,503	5,503
Loan payable issued October 8, 2020 *	8%	8,204	7,798
Loan payable issued October 13, 2020	8%	13,337	13,337
Loan payable issued October 14, 2020	8%	4,544	4,544
Current portion of Bounce Back Loans (1) (2)	1%	12,882	11,940
First Assurance Funding payable issued December 2023 and 2022(2)	2%	785,150	1,060,890
		$1,034,124	$1,308,516

*	These loans are denominated in currencies other than USD.

(1)	See Loans Payable, Non-Current Portion for a description of the PPP Loans and the Bounce Back Loans.

(2)	Note that these loans are not currently in default.

Loans Payable, Non-Current Portion

The non-current portion of the Company’s loans payable as of December 31, 2023 and 2022 are as follows:

	Simple Interest Rate	December 31, 2023	December 31, 2022	Maturity Date
BBLS loan payable issued June 10, 2020	2.5%	32,818	43,129	6/10/2026
Subtotal		32,818	43,129
Less: Current portions of BBLS loans, respectively (see above)		(12,882)	(11,940)
Non-current portion		$19,936	$31,189

On June 10, 2020, the Company received GBP £50,000 (USD $64,353) of cash proceeds pursuant to the Bounce Back Loan Scheme (“BBLS”), which provides financial support to businesses across the UK that are losing revenue, and seeing their cashflow disrupted, as a result of the COVID-19 outbreak. The BBLS is unsecured and bears interest at 2.5% per annum. The maximum loan amount is GBP £50,000 and the length of the loan is six years, with payments beginning 12 months after the date of disbursement. Early repayment is allowed, without early repayment fees. As of December 31, 2023 and 2022, the Company recorded accrued interest of GBP £248 (USD $316) and GBP £477 (USD $732), respectively, related to the BBLS loan. During the years ended December 31, 2023 and 2022, the Company recorded interest expense of GBP £549 (USD $683) and GBP £721 (USD $901), respectively, related to the BBLS loan.

On December 10, 2022, the Company entered into a financing arrangement for a Directors and Officers Insurance Policy (the “D&O Insurance”) with First Insurance Funding to finance $872,034 of a total D&O Insurance amount of $1,060,891 inclusive of premiums, taxes, and fees. During 2023, the Company paid in full the balance of the 2022 D&O Insurance. On December 10, 2023, the Company entered into a financing arrangement for another policy with First Insurance Funding to finance $903,098 of a total D&O Insurance amount of $969,322 inclusive of premiums, taxes, and fees. As of December 31, 2023, a total of $872,390 remains financed in loans payable, due in monthly installments of $90,310.

Interest Expense (Income) on Loans Payable

For the years ended December 31, 2023 and 2022, the Company recognized interest expense — related parties associated with outstanding loans payable of $18,436 and $14,156, respectively.

For the years ended December 31, 2023 and 2022, the Company recognized interest income — related parties associated with outstanding loans payable of $0 and ($1,490), respectively.

As of December 31, 2023, the Company had accrued interest and accrued interest — related parties associated with outstanding loans payable of $70,923 and $0, respectively. See Note 12 — Related Parties for additional details.

As of December 31, 2022, the Company had accrued interest and accrued interest — related parties associated with outstanding loans payable of $37,960 and $16,770, respectively. See Note 12 — Related Parties for additional details.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2023.

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

On March 16, 2022, Donald A. McGovern, Jr. and Lawrence Gold filed a Motion to Dismiss the Amended Counterclaims against them, and the Company and the remaining Third-Party Defendants filed an Answer to the Amended Counterclaims denying the same.  On April 19, 2022, Dr. Krauss stipulated to dismiss all of her counterclaims and allegations against both Donald A. McGovern, Jr. and Lawrence Gold, thereby mooting their Motion to Dismiss the Amended Counterclaims against them. The Company and the Third-Party Defendants intend to continue to vigorously defend against all of the Amended Counterclaims, however, there can be no assurance that they will be successful in the legal defense of such Amended Counterclaims. In April 2022, Donald A. McGovern, Jr. and Lawrence Gold were dismissed from the lawsuit as parties. Discovery has not yet commenced in the case. The Company and the Third-Party Defendants intend to continue to vigorously defend against all the Amended Counterclaims, however, there can be no assurance that they will be successful in the legal defense of such Amended Counterclaims.

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

On January 30, 2023, the Company filed a Notice of Motion for Summary Judgment and to Dismiss Affirmative Defenses against Tyche. Tyche filed opposition thereto, and hearings on the Company’s Motion were ultimately held on September 11 and 19, 2023. In its ruling, the Court granted the Company’s Motion, but referred the question as to the amount of the Company’s damages against Tyche to a special referee. The Court and the parties are now in the process of appointing the special referee so that a determination can be made as to the amount of the Company’s damages against Tyche. Tyche filed a Notice of Appeal as the Court’s summary judgment ruling on October 12, 2023. No briefing for the appeal has yet occurred. The Company intends to continue to vigorously pursue its claims against Tyche, and the Company and the Individual Company Defendants intend to continue to vigorously defend against all of Tyche’s claims should they be appealed; however, there can be no assurance that they will be successful in such endeavors.

Action Against Ronald Bauer & Samantha Bauer

The Company and two of its wholly owned subsidiaries, Katexco Pharmaceuticals Corp. and CannBioRex Pharmaceuticals Corp. (collectively, the “Company Plaintiffs”), initiated legal action against Ronald Bauer and Samantha Bauer, as well as two of their companies, Theseus Capital Ltd. and Astatine Capital Ltd. (collectively, the “Bauer Defendants”), in the Supreme Court of British Columbia on February 25, 2022. The Company Plaintiffs are seeking damages against the Bauer Defendants for misappropriated funds and stock shares, unauthorized stock sales, and improper travel expenses, in the combined sum of at least $4,395,000 CAD [$3,317,408 USD] plus the additional sum of $2,721,036 USD (which relate to the aforementioned damages).

The Bauer Defendants filed a Response to the Civil Claim Complaint of the Company on May 6, 2022, in which the Bauer Defendants denied the Company’s claims and set forth their own version of the facts in the matter. Discovery has not yet commenced in the case. There can be no assurance that the Company Plaintiffs will be successful in this legal action.

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

On August 4, 2023, the Court granted the Company’s request to file a second motion for partial summary judgment in this case, this one being on the issue of whether AmTrust should be required to advance to the Company the defense costs being incurred by Dr. Marlene Krauss and George Hornig during the pendency of the case. The Motion for Partial Summary Judgment was fully briefed by the parties, and a hearing for such Motion was held on January 11, 2024. After the matter was taken under submission, on February 12, 2024, the Court granted the Company’s Motion for Partial Summary Judgment against both AmTrust and Freedom, and ordered as follows: (a) AmTrust is obligated under its insurance policy with the Company to advance to the Company all defense costs in excess of the deductible that the Company has advanced, or will advance, to Dr. Krauss and Mr. Hornig in connection with certain SEC Subpoenas, and (b) upon exhaustion of the AmTrust insurance policy, Freedom is obligated to do the same pursuant to its excess liability insurance policy with the Company. This Order applies throughout the interim of the case, but does not constitute a final judgment, and both the Company and the two insurers retain their rights to contest all applicable issues at trial, which is scheduled for May 12, 2025. A final judgment following trial could potentially confirm these obligations of the insurers or, alternatively, reverse and require the Company to repay all or portions of such advance payments. There is no assurance at this time as to what the final judgment may entail.

The parties have commenced written discovery proceedings against each other and anticipate that depositions will also occur. The Company intends to continue to vigorously pursue this matter in order to establish the Company’s entitlement to full and final payment by both AmTrust and Freedom of the subject advancement expenses of the Company. While the Company continues to believe it has a strong case against both AmTrust and Freedom, there can be no assurance that the Company will prevail in this action.

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

Furthermore, the Company will be obligated to make the following milestone payments:

i)	$100,000 upon initiation of Phase II trial;

ii)	$500,000 upon the first U.S. Food and Drug Administration approval of a product (the “Licensed Product”) resulting from the Licensed Patents; and

iii)	$250,000 upon each new Licensed Product thereafter.

The Stanford License Agreement is cancellable by the Company with 30 days notice. Royalties, calculated at 2.5% of 95% of net product sales, will be payable to Stanford. Also, the Company will reimburse Stanford for patent expenses as per the agreement. The Company paid Stanford $20,000 for the annual license maintenance fee that was recorded to prepaid expenses and is being expensed on a straight-line basis over 12 months, which had a zero balance as of December 31, 2021. During the years ended December 31, 2023 and 2022, the Company recorded patent and license fees of $55,526 and $69,278, respectively, related to the Stanford License Agreement, which is included in general and administrative expenses on the accompanying statements of operations and comprehensive loss.

Oxford University Agreements

On September 18, 2020, CBR Pharma entered into a 3 year research and development agreement (the “3 Year Oxford Agreement”) with Oxford to research and investigate the mechanisms underlying fibrosis in exchange for aggregate consideration of $1,085,738 (£795,468), of which $109,192 (£80,000) is to be paid 30 days after the project start date and the remaining amount is to be paid in four equal installments of $244,136 (£178,867) on the six month anniversary and each of the annual anniversaries of the project start date. The agreement can be terminated by either party upon written notice or if the Company remains in default on any payments due under this agreement for more than 30 days. During the years ended December 31, 2023 and 2022, the Company recognized $260,752 (£205,857) and $322,767 (£265,156), respectively, of research and development expenses in connection with the 3 Year Oxford Agreement.

On September 21, 2020, CBR Pharma entered into a 2 year research and development agreement (the “2 Year Oxford Agreement”) with Oxford University for the clinical development of cannabinoid drugs for the treatment of inflammatory diseases in exchange for aggregate consideration of $625,124 (£458,000), of which $138,917 (£101,778) is to be paid 30 days after the project start date and the remaining amount is to be paid every 6 months after the project start date in 4 installments, whereby $138,917 (£101,778) is to be paid in the first 3 installments and $69,456 (£50,888) is to be paid as the final installment. The agreement can be terminated by either party upon written notice or if the Company remains in default on any payments due under this agreement for more than 30 days. During the years ended December 31, 2023 and 2022, the Company recognized $0 (£0) and $123,891 (£101,778), respectively, of research and development expenses in connection with the 2 Year Oxford Agreement, which is reflected within accrued expenses on the accompanying consolidated balance sheet.

As of December 31, 2023 and 2022, the Company owed Oxford no monies for the 2-year agreement.

On May 24, 2021, the Company entered into a research agreement with the University of Oxford (“Oxford” and the “Fifth Oxford Agreement”), pursuant to which the Company will sponsor work at the University of Oxford to conduct a multi-center, randomized, double blind, parallel group, feasibility study of anti-TNF injection for the treatment of adults with frozen shoulder during the pain-predominant phase. As a consideration, the Company agreed to make the following payments to Oxford:

Amount Due
Milestone	(excluding VAT)

Upon signing of the Fifth Oxford Agreement	£70,546

6 months post signing of the Fifth Oxford Agreement	£70,546

12 months post signing of the Fifth Oxford Agreement	£70,546

24 months post signing of the Fifth Oxford Agreement	£70,546

The Company paid the first milestone of $97,900 (£70,546) on September 3, 2021, which was due upon signing of the Fifth Oxford Agreement, which was recorded to prepaid expenses and will be amortized over the term of the agreement on a straight-line basis. During the years ended December 31, 2023 and 2022, the Company recorded $74,465 (£58,788) and $271,931 (£223,394), respectively, of research and development expenses and has prepaid balances of $0 (£0) and $14,233 (£11,756), respectively, related to the Fifth Oxford Agreement.

On November 2, 2021, the Company and Oxford University entered into a twenty-year licensed technology agreement of the HMGB1 molecule, which is related to tissue regeneration, whereby Oxford University agreed to license the technology to the Company for research, development and use of the licensed patents. The Company agreed to pay Oxford University for past patent costs $66,223 (£49,207), an initial License fee of $13,458 (£10,000), future royalties based on sales and milestones, and an annual maintenance fee of $4,037 (£3,000). The Company has the option to terminate the agreement after the third anniversary of the agreement. During the years ended December 31, 2023 and 2022, the Company recorded $721,362 and $10,581, respectively, of research and development expenses related to this agreement.

Due to the ongoing costs of the HMGB1 research program and the need for the Company to focus its resources on the Company’s primary platform to treat fibrosis using anti-TNF (tumor necrosis factor), the Board of Directors of the Company elected to terminate the Company’s HMGB1 license agreement with Oxford on September 22, 2023, and on September 22, 2023, the Company and Oxford entered into a termination letter, formally terminating the License effective September 22, 2023. The termination letter also clarified amounts that we owed after termination of the License, including approximately $20,000 in unbilled fees. No material early termination penalties were incurred by the Company in connection with the termination of the license.

Due to recent financial constraints, the Company has been unable to timely pay amounts due to Oxford, the licensor of the majority of the Company’s licenses and patents and the Company’s research partner. Oxford alleges that an aggregate of approximately £929,030 is owed from the Company and one of its subsidiaries to Oxford under the terms of licenses and agreements with Oxford and related parties. The Company is currently in ongoing discussions with Oxford to reduce that amount and enter into a payment plan with regards to the amounts owed; however, no definitive terms or extensions have been agreed to date. Oxford has also notified the Company that it is not willing to discuss any new projects or arrangements until all outstanding invoices have been paid or a payment plan has been agreed to; has engaged a law firm to seek the collection of the amounts owed, together with interest; and has threatened legal proceedings against us. While we are hopeful that we can come to mutually agreeable terms regarding a settlement, payment plan, and/or extension, with Oxford, we may not have sufficient funds to pay amounts due to Oxford in the near term, if at all, and Oxford may take action against us, including filing legal proceedings against us seeking amounts due and interest, attempting to terminate their relationship with us, and/or filing a wind-up petition against one of the Company’s subsidiaries in the UK. If Oxford were to take legal action against us or terminate their relationship with us, we may be forced to scale back our business plan and/or seek bankruptcy protection. We may be subject to litigation and damages for our failure to pay amounts due to Oxford, and may be forced to pay interest and penalties, which funds we do not currently have.

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

As a consideration for the grant of the Kennedy Licensed Patents, 180 LP paid Kennedy an upfront fee of GBP £60,000, (USD $74,000) on November 22, 2019, which was recognized as an intangible asset for the purchase of the licensed patents and is being amortized over the remaining life of the patents. 180 LP will also pay Kennedy royalties equal to (i) 1% of the net sales for the first annual GBP £1 million (USD $1,283,400) of net sales, and (ii) 2% of the net sales after the net sales are at or in excess of GBP £1 million, as well as 25% of all sublicense revenue, provided that the amount of such percentage of sublicense revenue based on amounts which constitute royalties shall not be less than 1% on the first cumulative GBP £1 million of net sales of the products sold by such sublicenses or their affiliates, and 2% on that portion of the cumulative net sales of the products sold by such sublicenses or their affiliates in excess of GBP £1 million.

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

Pursuant to the terms of the Sub-license Agreement, the Company has granted a sub-license on the Licensed Patents to pursue development and commercialization for the treatment of all veterinary conditions. In consideration, Petcanna will (a) issue 450,000 common shares of its share capital (the “Petcanna Shares”) 30 days after the effective date; and (b) pay royalties of 1% of net sales. The Company will be issued 85% and Yissum will be issued 15% of the 450,000 common shares of the Petcanna subsidiary. The Petcanna shares are deemed to be founders shares with no value. The Petcanna shares have not been issued as of December 31, 2023.

Operating Leases

In February 2016, the FASB issued an update to the Accounting Standards Codification Topic 842, Leases (“ASC 842”). The new standard required most leases to be recognized on the balance sheet as a right-of-use (“ROU”) asset and a lease liability. The right-of-use asset is initially measured at the present value of amounts expected to be paid over the lease term. Recognition of the costs of these leases on the income statement are disaggregated and recognized as both operating expense (for the amortization of the right-of-use asset) and interest expense (for the portion of the lease payment related to interest). This standard was adopted by the Company upon issuance.

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

Regarding leases (of which it currently has none), the Company would use the practical expedient for short-term operating leases that are 12 months or less. This practical expedient has been elected as a package and it would be applied consistently to all leases. Additionally, if the Company’s leases are considered operating in nature and therefore not reflected on the balance sheet, the Company will recognize the short-term lease payments as rent/lease expense monthly on the income statement.

As of December 31, 2023 and 2022, the Company had no leases as well as no lease or rent expense as of those dates.

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

Pursuant to the Consulting Agreement, the Company agreed to pay the Consultant 15,000 British Pounds (GBP) per month (approximately $20,800) during the term of the agreement, increasing to 23,000 GBP per month (approximately $32,000) on the date (a) of publication of the data from the phase 2b clinical trial for Dupuytren’s Contracture (RIDD) and (b) the date that the Company has successfully raised over $15 million in capital. The Company also agreed to pay the Consultant the following bonus amounts:

●	the sum of £100,000 (approximately $138,000) upon submission of the Dupuytren’s Contracture clinical trial data for publication in a peer-reviewed journal (“Bonus 1”);

●	the sum of £434,673 GBP (approximately $605,000) (“Bonus 2”), which is earned and payable upon the Company raising a minimum of $15 million in additional funding, through the sale of debt or equity, after December 1, 2020 (the “Vesting Date”). Bonus 2 is payable within 30 days of the Vesting Date and shall not be accrued, due or payable prior to the Vesting Date. Bonus 2 is payable, at the election of the Consultant, at least 50% (fifty percent) in shares of the Company’s common stock, at the lower of (i) $1,140.00 per share, or (ii) the trading price on the date of the grant, with the remainder paid in GBP;

●	the sum of £5,000 (approximately $7,000) on enrollment of the first patient to the phase 2 frozen shoulder trial (“Bonus 3”); and

●	the sum of £5,000 (approximately $7,000) for enrollment of the first patient to the phase 2 delirium/POCD trial (“Bonus 4”).

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

Effective March 30, 2021, in satisfaction of amounts owed to the Consultant for 50% of Bonus 2, the Company issued 265 shares of the Company’s common stock to the Consultant. Additionally, on April 15, 2021, in satisfaction of amounts owed to the Consultant for an additional 19% of Bonus 2, the Company issued 100 shares of the Company’s common stock to the Consultant.

Effective August 27, 2021, in satisfaction of amounts owed to the Consultant for the remainder of Bonus 2, the Company issued 162 shares of the Company’s common stock to the Consultant since the Company raised $15 million in a financing transaction, as per the agreement. All issuances were made under the Company’s 2020 Omnibus Incentive Plan. See Note 10 – Stockholders’ (Deficit) Equity.

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

Feldmann Consulting Agreements

On June 1, 2018, CannBioRex Pharma Limited (“CannBioRex”) and Prof. Sir Marc Feldmann Ph.D., our Executive Co-Chairman, entered into a consulting agreement; pursuant to the agreement, Prof. Sir Feldmann serves as the Chairman, CEO and Executive Director of CannBioRex or in such other capacity consistent with his status. Prof. Sir Feldmann receives compensation of £115,000 per year, with annual compensation reviewed by the Board and eligibility for discretionary bonuses, as determined by the Board. CannBioRex also reimburses Prof. Sir Feldmann’s travelling and other business expenses.

The agreement contains a customary non-compete clause prohibiting Prof. Sir Feldmann from working for any competing businesses during the term of his employment, or holding equity in other businesses, except he may hold or beneficially own securities of publicly-traded companies if the aggregate beneficial interests of him and his family does not exceed 5% of that class of securities. The agreement does not have a fixed term, and either party may terminate the agreement by delivering written notice 9 months in advance. CannBioRex may also terminate the agreement at any time with immediate effect by giving written notice. If CannBioRex terminates Prof. Sir Feldmann’s employment without providing 9 months written notice, he will become entitled to a payment equal to his basic salary he would have been entitled to receive if 9 months’ notice were given.

On November 17, 2021, the Board, as recommended by the Compensation Committee, increased the salary of Prof. Sir Feldmann to $225,000 per annum.

Effective on April 27, 2022, CannBioRex and Prof. Sir Feldmann entered into an amendment to the consulting agreement, pursuant to which the parties agreed effective March 1, 2022, that Sir Feldmann’s paid salary would be reduced by $225,000 (100%), and that the reduction would be accrued for and paid on a future date. On December 26, 2023, the Board approved payment of an aggregate net pay amount for the period from March 2022 through December 31, 2023 of $232,970 in consideration for services rendered; at Prof. Sir Feldmann’s discretion, such payment was made by the issuance of 7,126 shares of common stock at a share price of $32.68, with a market price of $3.99. The Company recognized a gain on the issuance of common stock for services of $204,405.

On January 1, 2024, the Company entered into another amendment to this employment agreement; see Note 13 – Subsequent Events, Amendment to Compensation Agreements for additional information.

Larsen Consulting Agreements

On April 29, 2021, the Company entered into a consulting agreement with Glenn Larsen, the former Chief Executive Officer of 180 LP, to act in the capacity of a negotiator for the licensing of four patents. In consideration for services provided, the Company agreed to compensate Mr. Larsen with $50,000 of its restricted common stock (valued based on the closing sales price of the Company’s common stock on the date the Board of Directors approved the agreement, which shares have not been issued to date). The fully vested shares will be issued to Mr. Larsen pursuant to the 2020 Omnibus Incentive Plan, upon the Company entering into a licensing transaction with the assistance of Mr. Larsen. On November 2, 2021, the Company and Oxford University entered into a license agreement and therefore 15 shares were issued to Mr. Larsen on November 3, 2021 pursuant to the Company’s 2020 Omnibus Incentive Plan.

On February 22, 2023, the Company entered into a second consulting agreement with Glenn Larsen to provide consulting services; in consideration for the services provided, the Company agreed to compensate Mr. Larsen in the amount of $10,000 per month; the amounts owed may be settled in cash or shares of the Company’s common stock (which will be subject to the Company’s 2022 Omnibus Incentive Plan or another approved equity compensation plan) or a combination of both at the option of Mr. Larsen. No shares may be issued and cash will be the default payment method for fees until an increase in shares available in the Plan is approved and any issuance is conditioned upon the Company having sufficient shares in the Plan to be issued. Mr. Larsen is also eligible to participate in the Company’s stock option plan, subject to approval from the Board of Directors. The initial term of the agreement is for three years from the effective date of the contract and shall automatically extend for additional one-year periods. As of December 31, 2023 and 2022, the Company has accrued balances for services due to Mr. Larsen of $60,000 and $10,000, respectively.

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

Effective on April 27, 2022, the Company and Dr. Steinman entered into an amendment to the consulting agreement, pursuant to which the parties agreed effective March 1, 2022, that Dr. Steinman’s salary would be reduced by $56,250 (25%), and that such reduced amount would be accrued and paid on the Funding Determination Date. On January 1, 2024, the Company entered into another amendment to this employment agreement; see Note 13 – Subsequent Events, Amendment to Compensation Agreements for additional information.

Employment Agreement of Chief Executive Officer

On February 25, 2021, the Company entered into an amended agreement with Dr. James Woody, the Chief Executive Officer of the Company (the “CEO”) (the “A&R Agreement”), dated February 24, 2021, and effective November 6, 2020, which replaced the CEO’s prior agreement with the Company. Pursuant to the A&R Agreement, the CEO agreed to serve as an officer of the Company for a term of three years, which is automatically renewable thereafter for additional one-year periods, unless either party provides the other at least 90 days written notice of their intent to not renew the agreement. The CEO’s annual base salary under the agreement was initially $450,000 per year, with automatic increases of 5% per annum.

As additional consideration for the CEO agreeing to enter into the agreement, the Company awarded him options to purchase 3,685 shares of the Company’s common stock, which have a term of 10 years, and an exercise price of $1,683.40 per share (the closing sales price on the date the board of directors approved the grant (February 26, 2021)). The options as subject to the Company’s 2020 Omnibus Incentive Plan and vest at the rate of (a) 1/5th of such options on the grant date; and (b) 4/5th of such options vesting ratably on a monthly basis over the following 36 months on the last day of each calendar month; provided, however, that such options vest immediately upon the CEO’s death or disability, termination without cause or a termination by the CEO for good reason (as defined in the agreement), a change in control of the Company or upon a sale of the Company.

The CEO is also eligible to receive an annual bonus, with a target bonus equal to 45% of his then-current base salary, based upon the Company’s achievement of performance and management objectives as set and approved by the Board of Directors and/or Compensation Committee in consultation with the CEO. At the CEO’s option, the annual bonus can be paid in cash or the equivalent value of the Company’s common stock or a combination. The Board of Directors, as recommended by the Compensation Committee, may also award the CEO bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion. Under the A&R Agreement, the CEO is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time. As of December 31, 2023 and 2022, the Company had accrued bonus balances of $482,406 and $313,875, respectively, payable to the CEO. See Note 13 – Subsequent Events, Reversal of Accrued Bonuses, for further information.

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

On April 27, 2022, the Company entered into an Amendment to the Employment Agreement, whereby the Company will provide a 3% increase in salary and a 20% accrual of salary, until such time as the Board of Directors determines that the Funding Determination Date has occurred. On January 1, 2024, the Company entered into another amendment to this employment agreement; see Note 13 – Subsequent Events, Amendment to Compensation Agreements for additional information.

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

As additional consideration for the CFO agreeing to enter into the agreement, the Company awarded him options to purchase 474 shares of the Company’s common stock, which have a term of 10 years, and an exercise price of $1,683.40 per share (the closing sales price on the date the board of directors approved the grant (February 26, 2021)). The options are subject to the Company’s 2020 Omnibus Incentive Plan and vest at the rate of (a) 1/5th of such options upon the grant date; and (b) 4/5th of such options vesting ratably on a monthly basis over the following 36 months on the last day of each calendar month; provided, however, that such options vest immediately upon the CFO’s death or disability, termination without cause or a termination by the CFO for good reason (as defined in the agreement), a change in control of the Company or upon a sale of the Company.

Under the agreement, the CFO is eligible to receive an annual bonus, in a targeted amount of 30% of his then salary, based upon the Company’s achievement of performance and management objectives as set and approved by the CEO, in consultation with the CFO. The bonus amount is subject to adjustment. The Board of Directors, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee), may also award the CFO bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion. Under the CFO Agreement, the CFO is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time. As of December 31, 2023 and 2022, the Company had accrued bonus balances of $254,625 and $139,500, respectively, payable to the CFO. See Note 13 – Subsequent Events, Reversal of Accrued Bonuses, for further information.

Additionally, on January 1, 2024, the Company entered into another amendment to this employment agreement; see Note 13 – Subsequent Events, Amendment to Compensation Agreements, for additional information.

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

The agreement contains standard and customary invention assignment, indemnification, confidentiality, and non-solicitation provisions, which remain in effect for a period of 24 months following the termination of his agreement.

Employment Agreement of Chief Operating Officer/Chief Business Officer

On October 29, 2021, the Company entered into an Employment Agreement (the “COO/CBO Agreement”) dated October 27, 2021, and effective November 1, 2021 (the “Start Date”), with Quan Vu. Pursuant to the agreement, Mr. Vu agreed to serve as the Chief Operating Officer/Chief Business Officer (“COO/CBO”) of the Company for an initial salary of $390,000 per year, subject to a $10,000 increase upon completion of a $50 Million financing and a yearly increase of five percent (5%) on each start-day anniversary.

As additional consideration for Mr. Vu agreeing to enter into the agreement, the Company awarded him options to purchase 724 shares of the Company’s common stock, which have a term of 10 years, and an exercise price of $1,501.00 per share. The options are subject to the Company’s 2020 Omnibus Incentive Plan and vest ratably on a monthly basis over the following 48 months on the last day of each calendar month; provided, however, that such options were to vest immediately upon Mr. Vu’s death or disability, termination without cause or a termination by Mr. Vu for good reason (as defined in the agreement), a change in control of the Company or upon a sale of the Company.

Under the agreement, Mr. Vu was eligible to receive an annual bonus, in a targeted amount of 50% of his then salary, based upon the Company’s achievement of performance and management objectives as set and approved by the CEO, in consultation with the CFO. The annual bonus was to be paid on or before March 31 of the year following the year in which the bonus is earned. At the choice of the Executive, the annual bonus could be paid in cash or the equivalent value of the Company’s common stock or a combination of both. For calendar 2021, such Bonus payment, if any, was to be prorated for approximately 2 months after the Start Date. The CEO, as approved by the Compensation Committee, may also award the Executive a bonus from time to time (in stock, options, cash, or other forms of consideration) at his discretion.

The agreement could be terminated at any time by the Company with or without cause with 30 days prior written notice and could be terminated by Mr. Vu at any time with 30 days prior written notice. The agreement could also be terminated by the Company with ten days’ notice in the event the agreement is terminated for cause under certain circumstances. Upon the termination of Mr. Vu’s agreement by the Company without cause or by Mr. Vu for good reason, the Company agreed to pay him twelve months of severance pay, except if Executive separates from the Company prior to a one-year anniversary.

The agreement contained standard and customary invention assignment, indemnification, confidentiality, and non-solicitation provisions, which remain in effect for a period of 24 months following the termination of his agreement.

On April 27, 2022, the Company entered into an Amendment to the Employment Agreement, whereby the Company agreed to provide a 3% increase in salary and a 20% accrual of salary, until such time as the Board of Directors determined that the Funding Determination Date had occurred. As of December 31, 2022, the Company had an accrued bonus balance of $221,000 payable to Mr. Vu.

Effective January 15, 2023, the Company and Mr. Vu mutually agreed to terminate Vu’s employment. In accordance with the termination, the parties entered into a separation agreement, whereby the Company agreed to pay Mr. Vu an agreed-upon severance payment including accrued back-pay, agreed-upon health insurance expenses and accrued paid time-off for a total amount of $407,135.

Employment Agreement of Chief Scientific Officer

On August 21, 2019, the Company entered into an employment agreement with Dr. Jonathan Rothbard. The agreement has a term of three years, automatically extending for additional one-year terms thereafter unless either party terminates the agreement with at least 90 days prior written notice before the next renewal date, and provides for a salary of $375,000 per year, with automatic increases in salary, on the first anniversary of the effective date, and each anniversary thereafter, of 10%. For 2023, Dr. Rothbard’s salary was $200,000, which represents Dr. Rothbard’s commitment of 50% of his work-related time to us. The Board of Directors, as recommended by the Compensation Committee, may increase Dr. Rothbard’s salary from time to time, which increases do not require an amendment to his agreement.

The agreement provides for Dr. Rothbard to receive an annual bonus subject to meeting certain objectives set by the Board of Directors, with a targeted bonus amount of 50% of his salary, payable on or before February 15th of each year; Dr. Rothbard is also eligible to earn equity compensation and bonuses from time to time at the discretion of the Board of Directors, which may be payable in cash, stock or options. As of December 31, 2023, the Company had an accrued bonus balance of $305,625 payable to Dr. Rothbard. See Note 13 – Subsequent Events, Reversal of Accrued Bonuses, for further information.

In the event Dr. Rothbard’s employment is terminated by us without cause, by Dr. Rothbard for good reason (as discussed in the employment agreement), or the agreement is not renewed by us, he is required to be paid 36 months of severance pay (if such termination occurs during the first year of the term); 24 months of severance pay (if such termination occurs during the second year of the term); and 12 months of severance pay (if such termination occurs after the second year of the term), along with any accrued bonus amount and a pro rata annual bonus based on the targeted bonus, as well as the payment of health insurance premiums for the same period over which he is required to be paid severance pay.

The Employment Agreement was amended effective January 1, 2022, to override the automatic annual salary increases of 10% per annum and instead provide for future increases in the sole determination of the Board of Directors. The Employment Agreement was further amended effective June 1, 2022, to adjust the base salary of Dr. Rothbard to $193,125. See Note 13 – Subsequent Events, Amendment to Compensation Agreements for further information.

NOTE 10 - STOCKHOLDERS’ (DEFICIT) EQUITY

Reverse Stock Split during 2022

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

Reverse Stock Split during 2024

On February 16, 2024, at a Special Meeting of the Stockholders of the Company, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-forty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to February 16, 2025. On February 16, 2024, the Company’s Board approved an amendment to our Second Amended and Restated Certificate of Incorporation to affect a reverse stock split of our common stock at a ratio of 1-for-19. Pursuant to the Certificate of Amendment filed to affect the Reverse Stock Split, the Reverse Stock Split was effective on February 28, 2024 and the shares of the Company’s common stock began trading on NASDAQ on a post-split basis on February 28, 2024, with new CUSIP number: 68236V302. No change was made to the trading symbol for the Company’s shares of common stock or public warrants, “ATNF” and “ATNFW”, respectively, in connection with the Reverse Stock Split.

In addition, the number of shares of common stock issuable upon exercise of stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plans) were proportionately adjusted by the applicable administrator, using the 1-for-19 ratio, and rounded down to the nearest whole share. The conversion rates of the Company’s preferred stock (of which none are outstanding) will also be adjusted in a ratio of 1-for-19. The number of shares issuable upon exercise of the Company’s outstanding warrants to purchase shares of common stock outstanding will also be equitably adjusted pursuant to the terms of such securities in connection with the 1-for-19 Reverse Stock Split. In addition, the exercise price for each outstanding stock option and warrant will be increased in inverse proportion to the 1-for-19 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee or warrant holder to the Company for the shares subject to the option or warrant will remain approximately the same as the aggregate exercise price prior to the Reverse Stock Split, subject to the terms of such securities.

Further, pursuant to the terms of the Company’s Class K Special Voting Shares (the “Voting Stock”), following the Effective Time, the Voting Stock was convertible into a number of shares of common stock equal to, and votes a number of voting shares equal to, 14 shares; provided that such Class K Special Voting Shares were subsequently converted into 14 shares of common stock on March 14, 2024.

Each stockholder’s percentage ownership interest in the Company and proportional voting power remains virtually unchanged as a result of the Reverse Stock Split, except for minor changes and adjustments that will result from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of common stock will be substantially unaffected by the Reverse Stock Split.

Preferred Stock

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation filed on November 6, 2020, the Company has 5,000,000 preferred shares authorized at a par value of $0.0001 per share, of which 1,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1 share is designated as the Class K Special Voting Share and 1 share is designated as the Class C Special Voting Share. The Class K Special Voting Share and the Class C Special Voting Share are together, the “Special Voting Shares”. As of December 31, 2023, there is no Series A Preferred issued or outstanding; there is one Class K Special Voting Share and one Class C Special Voting Share issued and outstanding. As of the date of this Report, there are no Series A Preferred, Class K Special Voting Shares or Class C Special Voting Shares outstanding.

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

July 2022 Offering

On July 17, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 9,211 shares of common stock, pre-funded warrants to purchase up to an aggregate of 6,927 shares of common stock (“July 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 16,138 shares of common stock (the “July 2022 Common Warrants”), at a combined purchase price of $402.80 per share and warrant (the “July 2022 Offering”). Aggregate gross proceeds from the July 2022 Offering were $6,499,737. The July 2022 Offering closed on July 20, 2022.

The July 2022 Pre-Funded Warrants have an exercise price equal to $0.0019, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the July 2022 Pre-Funded Warrants will not be subject to adjustment because of subsequent equity issuances at effective prices lower than the then-current exercise price. The July 2022 Pre-Funded Warrants are exercisable until they are exercised in full. The July 2022 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such July 2022 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such July 2022 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the July 2022 Pre-Funded Warrants have a tender offer provision, the July 2022 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the July 2022 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital.

The July 2022 Common Warrants have an exercise price equal to $402.80 per share, are exercisable 6 months following the closing of the July 2022 Offering (the “Initial Exercise Date”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the July 2022 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The July 2022 Common Warrants were originally exercisable for 5 years following the Initial Exercise Date. The July 2022 Common Warrants are subject to a provision prohibiting the exercise of such July 2022 Common Warrants to the extent that, after giving effect to such exercise, the holder of such July 2022 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the July 2022 Common Warrants have a tender offer provision, the July 2022 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the July 2022 Common Warrants are equity-classified, the placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital.

During 2023, the Company entered into a series of amendments to these warrants in April, August and November; such amendments changed the exercise price from $402.80 to $33.82 (see Amendment to July and December 2022 Common Warrants section below), $15.77 (see Second Amendment to Common Warrant Agreements for the July 2022, December 2022 and April 2023 Offerings section below), and $3.23 (see Amendment to the August 2023 Offering section below), respectively. As of December 31, 2023, these warrants are not exercisable until the Company obtains stockholder approval with respect to the 734,262 shares of common stock upon exercise of warrants issued in connection with the Amendment to the August 2023 Offering (see Amendment to the August 2023 Offering section below), at which point the July 2022 Common Warrants will remain exercisable until the fifth anniversary of the stockholder approval date. The stockholder approval date occurred on February 16, 2024, as discussed under Note 13 – Subsequent Events.

As of December 31, 2023, all 6,927 of the July 2022 Pre-Funded Warrants have been exercised for a value of $263; there are no unexercised July 2022 Pre-Funded Warrants remaining as of the end of the year. No July 2022 Common Warrants have been exercised as of December 31, 2023.

December 2022 Offering

On December 20, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 11,316 shares of common stock, pre-funded warrants to purchase up to an aggregate of 78,910 shares of common stock (“December 2022 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 135,339 shares of common stock (the “December 2022 Common Warrants”), at a combined purchase price of $66.50 per share and warrant (the “December 2022 Offering”). Aggregate gross proceeds from the December 2022 Offering were approximately $6,000,000, and the December 2022 Offering closed on December 22, 2022.

The December 2022 Pre-Funded Warrants have an exercise price equal to $0.0019, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the December 2022 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The December 2022 Pre-Funded Warrants are exercisable until they are exercised in full. The December 2022 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such December 2022 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such December 2022 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the December 2022 Pre-Funded Warrants have a tender offer provision, the December 2022 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the December 2022 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital.

The December 2022 Common Warrants have an exercise price equal to $66.50 per share, are exercisable 6 months following the closing of the December 2022 Offering (the “Initial Exercise Date”) (see Note 13 – Subsequent Events, “Amendment to Common Warrant Agreement for the December 2022 Offering”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the December 2022 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The December 2022 Common Warrants were originally exercisable for 5 years following the Initial Exercise Date. The December 2022 Common Warrants are subject to a provision prohibiting the exercise of such December 2022 Common Warrants to the extent that, after giving effect to such exercise, the holder of such December 2022 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the December 2022 Common Warrants have a tender offer provision, the December 2022 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the December 2022 Common Warrants are equity-classified, the placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital.

During 2023, the Company entered into a series of amendments to these warrants in April, August and November; such amendments changed the exercise price from $402.80 to $33.82 (see Amendment to July and December 2022 Common Warrants section below), $15.77 (see Second Amendment to Common Warrant Agreements for the July 2022, December 2022 and April 2023 Offerings section below), and $3.23 (see Amendment to the August 2023 Offering section below), respectively. As of December 31, 2023, these warrants are not exercisable until the Company obtains stockholder approval with respect to the 734,262 shares of common stock upon exercise of warrants issued in connection with the Amendment to the August 2023 Offering (see Amendment to the August 2023 Offering section below), at which point the December 2022 Common Warrants will remain exercisable until the fifth anniversary of the stockholder approval date. The stockholder approval date occurred on February 16, 2024, as discussed under Note 13 – Subsequent Events.

As of December 31, 2023, all 78,910 of the December 2022 Pre-Funded Warrants have been exercised for a value of $150; there are no unexercised December 2022 Pre-Funded Warrants remaining as of the end of 2023. No December 2022 Common Warrants have been exercised as of December 31, 2023.

April 2023 Offering

On April 5, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 21,053 shares of common stock, pre-funded warrants to purchase up to an aggregate of 61,615 shares of common stock, and common stock warrants to purchase up to an aggregate of 82,668 shares of common stock, at a combined purchase price of $36.29 per share and warrant (the “April 2023 Offering”). Aggregate gross proceeds from the April 2023 Offering were approximately $3,000,000, and the April 2023 Offering closed on April 10, 2023.

The April 2023 Pre-Funded Warrants had an exercise price equal to $0.0019, were immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the April 2023 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The April 2023 Pre-Funded Warrants are exercisable until they are exercised in full. The April 2023 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such April 2023 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such April 2023 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the April 2023 Pre-Funded Warrants have a tender offer provision, the April 2023 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the April 2023 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital.

The April 2023 Common Warrants have an exercise price equal to $33.82 per share, were immediately exercisable upon the closing of the April 2023 Offering (the “Initial Exercise Date”) and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the April 2023 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The April 2023 Common Warrants were originally exercisable for 5.5 years following the Initial Exercise Date. The April 2023 Common Warrants are subject to a provision prohibiting the exercise of such April 2023 Common Warrants to the extent that, after giving effect to such exercise, the holder of such April 2023 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the April 2023 Common Warrants have a tender offer provision, the April 2023 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the April 2023 Common Warrants are equity-classified, the placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital.

During 2023, the Company entered into a series of amendments to these warrants in August and November; such amendments changed the exercise price from $33.82 to $15.77 (see Second Amendment to Common Warrant Agreements for the July 2022, December 2022 and April 2023 Offerings section below), and $3.23 (see Amendment to the August 2023 Offering section below), respectively. As of December 31, 2023, these warrants are not exercisable until the Company obtains stockholder approval with respect to the 734,262 shares of common stock upon exercise of warrants issued in connection with the Amendment to the August 2023 Offering (see Amendment to the August 2023 Offering section below), at which point the December 2022 Common Warrants will remain exercisable until the fifth anniversary of the stockholder approval date. The stockholder approval date occurred on February 16, 2024, as discussed under Note 13 – Subsequent Events.

As of December 31, 2023, all 61,615 of the April 2023 Pre-Funded Warrants have been exercised for a value of $117; and there are no unexercised April 2023 Pre-Funded Warrants remaining as of the end of 2023. No April 2023 Common Warrants have been exercised as of December 31, 2023.

Amendment to July and December 2022 Common Warrants

On April 5, 2023, the Company entered into an amendment to the common warrant agreements for the July 2022 and December 2022 Offerings, whereby warrants to purchase up to 16,138 shares (with an original exercise price of $402.80 per share and an expiration date of January 20, 2028) and the warrants to purchase up to 135,339 shares (with an original exercise price of $66.50 per share and an expiration date of June 22, 2028), respectively, were amended to have an exercise price of $33.82 per share and an expiration date of October 10, 2028. The Company accounted for the amendment as a warrant modification, whereby the effect of the modification is measured as the difference in its relative fair value immediately before the modification and after the modification; and any increase to the relative fair value is recognized as an equity issuance cost.

To assess for the change in relative fair value, the Company performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants under their original terms as of the modification date using the following assumptions: a share price of $27.17, exercise prices of $402.80 and $66.50 for the July 2022 common warrants and December 2022 common warrants, respectively, an expected term of 4.8 and 5.2 years, respectively, volatility of 106%, a dividend rate of 0% and a discount rate of 3.36%. The Company then performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants with their new modified terms as of the modification date using the following assumptions: a share price of $27.17, an exercise price of $33.82 for both the July 2022 common warrants and December 2022 common warrants, an expected term of 5.5 years, volatility of 106%, a dividend rate of 0% and a discount rate of 3.36%. The aggregate difference of approximately $0.8 million between the two calculated amounts was recorded as an equity issuance cost within equity during the period to account for the change in relative fair value.

First Amendment to the 2022 Omnibus Incentive Plan

At the 2023 Annual Meeting of Stockholders of the Company held on July 6, 2023, the stockholders of the Company approved the First Amendment (“First Amendment”) to the 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (the 2022 Omnibus Incentive Plan, as amended by the First Amendment, the “OIP”). The First Amendment was originally approved by the Board of Directors of the Company on May 5, 2023, subject to stockholder approval and the First Amendment became effective at the time of stockholder approval. The First Amendment increased the maximum number of shares available to be issued under the OIP from 6,315 shares to 24,736 shares.

August 2023 Offering

On August 9, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, in addition to certain purchasers who relied on the Company’s registration statement filed with the SEC on July 25, 2023, which became effective on August 9, 2023, pursuant to which the Company agreed to sell an aggregate of 35,102 shares of common stock (the “August Shares”), pre-funded warrants to purchase up to an aggregate of 207,814 shares of common stock, and common stock warrants to purchase up to an aggregate of 242,915 shares of common stock (“August Pre-funded Warrants”) at a combined purchase price of $12.35 per share and warrant (the “August 2023 Offering”). Aggregate gross proceeds from the August 2023 Offering were approximately $3.0 million, and the August 2023 Offering closed on August 14, 2023.

The August 2023 Pre-Funded Warrants have an exercise price equal to $0.0019, are immediately exercisable and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the August 2023 Pre-Funded Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2023 Pre-Funded Warrants are exercisable until they are exercised in full. The August 2023 Pre-Funded Warrants are subject to a provision prohibiting the exercise of such August 2023 Pre-Funded Warrants to the extent that, after giving effect to such exercise, the holder of such August 2023 Pre-Funded Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the August 2023 Pre-Funded Warrants have a tender offer provision, the August 2023 Pre-Funded Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the August 2023 Pre-Funded Warrants are equity-classified, the placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital.

The August 2023 Common Warrants have an exercise price equal to $12.35 per share, are immediately exercisable upon the closing of the August 2023 Offering and are subject to customary anti-dilution adjustments for stock splits or dividends or other similar transactions. The exercise price of the August 2023 Common Warrants will not be subject to adjustment as a result of subsequent equity issuances at effective prices lower than the then-current exercise price. The August 2023 Common Warrants were originally exercisable for 5 years following the initial exercise date of August 14, 2023. The August 2023 Common Warrants are subject to a provision prohibiting the exercise of such August 2023 Common Warrants to the extent that, after giving effect to such exercise, the holder of such August 2023 Common Warrants (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% of the Company’s outstanding common stock (which may be increased or decreased, with 61 days prior written notice by the holder). Although the August 2023 Common Warrants have a tender offer provision, the August 2023 Common Warrants were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the August 2023 Common Warrants are equity-classified, the placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital.

During 2023, the Company entered into a series of amendments to these warrants in August and November; such amendments changed the exercise price from $12.35 to $3.23 (see Amendment to the August 2023 Offering section below). As of December 31, 2023, these warrants are not exercisable until the Company obtains stockholder approval with respect to the 734,262 shares of common stock upon exercise of warrants issued in connection with the Amendment to the August 2023 Offering (see Amendment to the August 2023 Offering section below), at which point the December 2022 Common Warrants will remain exercisable until the fifth anniversary of the stockholder approval date. The stockholder approval date occurred on February 16, 2024, as discussed under Note 13 – Subsequent Events.

As of December 31, 2023, all of the August 2023 Pre-Funded Warrants have been exercised for a value of $395 and there are no unexercised August 2023 Pre-Funded Warrants remaining as of the end of 2023. No August 2023 Common Warrants have been exercised as of December 31, 2023.

Second Amendment to Common Warrant Agreements for the July 2022, December 2022 and April 2023 Offerings

On August 9, 2023, the Company entered into an amendment to the common warrant agreements for the July 2022, December 2022 and April 2023 Offerings, whereby common warrants to purchase up to 16,138, 135,339 and 82,668 shares, respectively (all with previous exercise prices of $33.82 per share), were amended to have an exercise price of $15.77 per share. The Company accounted for the amendment as a warrant modification, whereby the effect of the modification is measured as the difference in its relative fair value immediately before the modification and after the modification; and any increase to the relative fair value is recognized as an equity issuance cost.

To assess for the change in relative fair value, the Company performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants under their original terms as of the modification date using the following assumptions for the July 2022, December 2022 and April 2023 common warrants: a share price of $16.04, an exercise price of $33.82, an expected term of 5.18 years, volatility of 100%, a dividend rate of 0% and a discount rate of 4.12%. The Company then performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants with their new modified terms as of the modification date using the following assumptions for the July 2022, December 2022 and April 2023 common warrants: a share price of $16.04, an exercise price of $15.77, an expected term of 5.18 years, volatility of 100%, a dividend rate of 0% and a discount rate of 4.12%. The aggregate difference of approximately $1.4 million between the two calculated amounts was recorded as an equity issuance cost within equity during the period to account for the change in relative fair value.

Amendment to August 2023 Offering

On November 28, 2023, the Company entered into an amendment to the August 2023 Offering (“Amendment to the August 2023 Offering”), whereby (i) the Purchaser agreed to pay an additional $830,769 in connection with the repricing of the August Shares and August Pre-Funded Warrants (the “Repricing Amount”), (ii) the Company agreed to issue to the Purchaser additional pre-funded warrants to purchase up to 257,205 shares of common stock, with an exercise price of $0.0019 per share (the “Additional Pre- Funded Warrants”), and warrants to purchase up to 477,058 shares of common stock, with an exercise price of $3.23 per share (the “Additional Common Warrants”, collectively the “Additional Warrants”), and (iii) the Company and the Purchaser agreed to enter into the warrant amendment agreement (as defined and described below).

Other than exercise price and exercisability, the Additional Warrants have the same terms and conditions as the August 2023 Pre-funded Warrants and the August 2023 Common Warrants and, as such, were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the Additional Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital. The Additional Warrants will not be exercisable until the Company obtains stockholder approval with respect to the issuance of the 734,262 shares of common stock upon exercise of the warrants, at which point the Additional Pre-Funded Warrants will remain exercisable until all the Additional Pre-Funded Warrants are exercised in full, and the Additional Common Warrants will remain exercisable until the fifth anniversary of the stockholder approval date. The stockholder approval date occurred on February 16, 2024, as discussed under Note 13 – Subsequent Events.

In accordance with the Amendment to the August 2023 Offering, the Company entered into a warrant amendment agreement to amend the following outstanding warrants held by the Purchaser: (i) warrants to purchase up to 16,138 shares of common stock issued in July 2022; (ii) warrants to purchase up to 135,339 shares of common stock issued in December 2022; (iii) warrants to purchase up to 82,668 shares of common stock issued in April 2023; and (iv) warrants to purchase up to 242,915 shares of common stock issued in August 2023 (collectively, the “Existing Common Warrants”). Pursuant to the warrant amendment agreement, the Existing Common Warrants will not be exercisable until the Company obtains stockholder approval for the issuance of up to 477,058 shares of common stock upon exercise of the Existing Common Warrants. The Existing Common Warrants will have an exercise price equal to $3.23 per share, and the Existing Common Warrants will expire on the fifth anniversary of the stockholder approval date. The stockholder approval date occurred on February 16, 2024, as discussed under Note 13 – Subsequent Events.

The Company accounted for the Amendment to the August 2023 Offering as a warrant modification, whereby the effect of the modification is measured as the difference in its relative fair value immediately before the modification and after the modification; and any increase to the relative fair value is recognized as an equity issuance cost.

To assess for the change in relative fair value, the Company performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants under their original terms as of the modification date using the following assumptions for the July 2022, December 2022, April 2023 and August 2023 common warrants: a share price of $6.46, an exercise price of $15.77 for the July 2022, December 2022 and April 2023 common warrants and an exercise price of $12.35 for the August 2023 common warrants, an expected term of 5.22 years, volatility of 100%, a dividend rate of 0% and a discount rate of 4.29%. The Company then performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants with their new modified terms as of the modification date using the following assumptions for the July 2022, December 2022, April 2023 and August 2023 common warrants: a share price of $6.46, an exercise price of $3.23, an expected term of 5.22 years, volatility of 100%, a dividend rate of 0% and a discount rate of 4.29%. The aggregate difference of approximately $3.1 million between the two calculated amounts was recorded as an equity issuance cost within equity during the period to account for the change in relative fair value.

As of the filing of this Report, all of the additional 257,205 pre-funded warrants issued in connection with the amendment to the August 2023 Offering have been exercised for a value of $489, and there are no additional pre-funded warrants remaining (see Note 13 – Subsequent Events, Pre-funded Warrant Exercises for further details). No additional common warrants have been exercised.

Common Stock Issued for Services during 2023 and 2022

During the year ended December 31, 2023, the Company issued an aggregate of 11,889 of immediately vested shares of the Company’s common stock as compensation to consultants, directors, and officers, with an aggregate issuance date fair value of $89,189, which was charged immediately to the consolidated statement of operations for the year ended December 31, 2023.

During the year ended December 31, 2022, the Company issued an aggregate of 739 of immediately vested shares of the Company’s common stock as compensation to consultants, directors, and officers, with an aggregate issuance date fair value of $331,591, which was charged immediately to the consolidated statement of operations for the year ended December 31, 2022.

Restricted Stock Shares Issued during 2023 and 2022

During the year ended December 31, 2022, the Company issued 32 restricted shares of the Company’s common stock, or Restricted Stock Shares as compensation to consultants with an issuance date fair value $48,600, or $1,539.00 per share. Per the two-year consulting agreement, the Restricted Stock Shares are issued at the beginning of the contract term and annually and vest monthly over a period of 24 months. The Company recognized stock-based compensation expense related to the amortization of the Restricted Stock Shares of $17,820 and $26,325 for the years ended December 31, 2023 and 2022. There is no more unrecognized stock-based compensation related to these shares as of the end of the period.

Below is a table summarizing the Restricted Stock Shares granted and outstanding as of and for the year ended December 31, 2023:

	Unvested Restricted	Weighted Average Grant Date
	Stock	FV Price
Unvested as of January 1, 2022	-	$-
Granted	32	1,539.00
Vested	(17)	1,539.00
Forfeited	-	-
Unvested as of December 31, 2022	15	1,539.00
Granted	-	-
Vested	(12)	1,539.00
Forfeited	(3)	1,539.00
Unvested as of December 31, 2023	-

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

During the years ended December 31, 2023 and 2022, no shares were issued upon the exchange of common stock equivalents associated with the Special Voting Shares, and the balance was 14 shares as of each date.

Stock Options

A summary of the option activity during the years ended December 31, 2023 and 2022 is present below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)	Intrinsic Value
Outstanding, January 1, 2022	7,201	$1,814.31	9.41	3,525
Granted	1,360	516.80	-	-
Outstanding, December 31, 2022	8,561	1,607.97	8.6	-
Granted	14,193	12.73	9.0	-
Forfeited	(4,966)	-	-	-
Outstanding, December 31, 2023	17,788	$633.95	9.0	$-

Exercisable, December 31, 2023	12,211	$851.37	8.7	$-

A summary of outstanding and exercisable stock options as of December 31, 2023 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$946.20	130	6.9	128
$1,683.40	4,157	7.2	3,959
$2,872.80	668	7.6	616
$1,501.00	984	8.0	945
$516.80	1,208	8.6	669
$12.73	10,641	9.9	5,894
	17,788	8.7	12,211

The assumptions listed below for 2023 and 2022 were derived using i) the risk free interest rate published by the federal reserve on the date of grant, ii) the expected term used is the average of the contractual term plus the weighted average vesting term, iii) the volatility was derived using rates from third-party valuation reports of other financial instruments for the applicable quarter and iv) the expected dividends rate used is taken from the applicable option award agreement.

On May 19, 2022, the Company granted ten-year options for the purchase of an aggregate of 298 shares of common stock at an exercise price of $516.80 per share to six officers of the Company, pursuant to the 2022 Omnibus Incentive Plan. The options had an aggregate grant date value of $115,936.

On May 19, 2022, the Company also granted ten-year options for the purchase of 352 shares and 710 shares of common stock at an exercise price of $516.80 per share to two individuals (one a director and the other, a consultant), respectively, pursuant to the 2022 Omnibus Incentive Plan; the 352 shares had a grant date value of $130,000 and vested immediately, while the 710 shares had a grant date value of $261,704 and vest depending on the achievement of certain milestones.

The assumptions used in the Black-Scholes valuation method for these options which were issued in 2022 were as follows:

Risk free interest rate	2.88%
Expected term (years)	5.00 – 5.77
Expected volatility	91.0%
Expected dividends	0%

On September 4, 2023, the Company granted ten-year options for the purchase of an aggregate of 6,312 shares of common stock at an exercise price of $12.73 per share to independent members of the Board of Directors and the Executive Chairman, pursuant to the 2022 Omnibus Incentive Plan. The options have an aggregate grant date value of $62,440 and vest at a rate of one twelfth monthly over a period of one year, beginning on September 30, 2023.

On September 4, 2023, the Company also granted ten-year options for the purchase of an aggregate of 5,525 shares of common stock at an exercise price of $12.73 per share to three officers of the Company, pursuant to the 2022 Omnibus Incentive Plan. The options have an aggregate grant date fair value of $54,635 and vest at a rate of one twelfth monthly over a period of one year, beginning on September 30, 2023.

On September 4, 2023, the Company also granted ten-year options for the purchase 2,356 shares of common stock at an exercise price of $12.73 per share to the Lead Director of the Company, pursuant to the 2022 Omnibus Incentive Plan. The options had an aggregate grant date fair value of $22,928 and vested immediately upon grant.

The assumptions used in the Black-Scholes valuation method for these options which were issued in 2023 were as follows:

Risk free interest rate	4.18%
Expected term (years)	5.00 – 5.27
Expected volatility	100.0%
Expected dividends	0%

The Company recognized stock-based compensation expense of $2,176,314 and $2,607,501 for the years ended December 31, 2023 and 2022, respectively, related to the amortization of stock options. The expense is included within general and administrative expenses or research and development expenses on the consolidated statements of operations. As of December 31, 2023, there was $491,363 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.05 years.

NASDAQ Compliance

Notification of Failure to Comply with Nasdaq Listing Rule 5550(a)(2)

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

The Company held a special stockholders’ meeting on February 16, 2024, and received approval, for among other things, an amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of our common stock, by a ratio of between one-for-four to one-for-forty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to February 16, 2025. The Board of Directors subsequently approved a 1-for-19 reverse stock split of the outstanding common stock on February 16, 2024, and the reverse split became effective on February 28, 2024, as discussed in greater detail below under Note 13 – Subsequent Events.

Notification of Failure to Comply with Nasdaq Listing Rule 5635(d)

On October 11, 2023, the Company received written notice from the Listing Qualifications Department of Nasdaq, notifying the Company that it was not in compliance with the shareholder approval requirements set forth in Nasdaq Listing Rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the applicable Minimum Price (as defined in Listing Rule 5635(d)(1)(A)).

The Staff’s determination under Listing Rule 5635(d) related to the offering and issuance by the Company of an aggregate of: (i) 35,102 shares of the Company’s common stock, $0.0001 par value (the “Shares”), at a price of $12.35 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants” ) to purchase up to 207,814 shares of common stock, at a price of $12.3481 per Pre-Funded Warrant and (iii) warrants (the “Common Warrants”) to purchase up to 242,915 shares of Common Stock. The offering price per Share and associated Common Warrant was $12.35 and the offering price per Pre-Funded Warrant and associated Common Warrant was $12.3481.

The October 11, 2023 written notice from the Listing Qualifications Department of Nasdaq provided the Company 45 days to submit a plan to regain compliance. The plan of compliance was subsequently submitted by the Company to Nasdaq on November 9, 2023, and on November 14, 2023, Nasdaq granted the Company an extension, until December 15, 2023, to complete certain transactions set forth in the plan of compliance, in order to remedy its prior violation of Nasdaq rules as described in the October 11, 2023 letter from Nasdaq.

As disclosed in greater detail above, on November 29, 2023, the Company undertook several transactions, including amending the terms of the Common Warrants to not be exercisable until the Company’s stockholders approve such issuance in accordance with the Nasdaq Listing Rules, in order to regain compliance with Listing Rule 5635(d)(1)(A)).

As a result of those transactions, on December 14, 2023, Nasdaq provided the Company written notice that the Company has fulfilled the terms of the prior extension; is in compliance with Listing Rule 5635(d)(1)(A)); and that the matter is now closed.

Notification of Failure to Comply with Nasdaq Listing Rule 5550(b)(1)

On November 15, 2023, the Company received a letter from Nasdaq notifying the Company that its stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ending September 30, 2023 (the “Form 10-Q”), did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Form 10-Q, the Company reported a stockholders’ deficit of ($149,327), which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of the date of this Report, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.

This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. Nasdaq has given the Company until January 2, 2024 to submit to Nasdaq a plan to regain compliance. We submitted the plan to regain compliance in a timely manner, and on January 11, 2024, Nasdaq advised the Company that it has determined to grant the Company an extension to regain compliance with the Rule. See Note 13 – Subsequent Events.

NOTE 11 - INCOME TAXES

The Company is subject to federal and state/provincial income taxes in the United States, Canada, and the United Kingdom and each legal entity files on a non- consolidated basis. The benefit of the pre-reorganization net operating losses of 180 LP were passed through to its owners.

The losses before income taxes consist of the following domestic and international components:

	For the Years Ended
	December 31,
	2023	2022
Domestic	$(20,025,289)	$(37,727,021)
International	(2,259,237)	(1,941,987)
	$(22,284,526)	$(39,669,008)

The provision for income taxes consists of the following benefits:

	For the Years Ended
	December 31,
	2023	2022
Deferred tax benefits:
Domestic:
Federal	$4,004,891	$4,057,936
State	1,399,496	1,343,123
International	591,583	353,038
	5,995,970	5,754,097
Change in valuation allowance	(3,646,556)	(4,811,348)
Net income tax benefit	$2,349,414	$942,749

Certain deferred tax assets are denominated in currencies other than the US dollar and are subject to foreign currency translation adjustments. The provision for income taxes differs from the United States Federal statutory rate as follows:

	For the Years Ended
	December 31,
	2023	2022
US Federal statutory rate	21.0%	21.0%
Difference between domestic and foreign federal rates	(0.2)%	(0.1)%
State and provincial taxes, net of federal benefits	6.3%	6.6%
Permanent differences:
Goodwill impairment	-	(23.7)%
Change in the fair value of derivatives and accrued issuable equity	0.4%	10.7%
Other	(0.5)%	-
Change in valuation allowance	(16.4)%	(12.1)%
Effective income tax rate	10.6%	2.4%

Deferred tax assets and liabilities consist of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$16,460,534	$13,399,384
Amortization	318,546	165,476
Accrued compensation not currently deductible	75,638	343,787
Stock compensation	2,126,581	1,588,866
Accrued interest	150,502	150,502
Reserve for uncollectible notes receivable	162,770	-
Organizational costs deferred for tax purposes	8,125	8,125
	19,302,696	15,656,140

Deferred tax liabilities:
Difference between book and tax basis related to:
Technology license	(351,791)	(368,587)
Acquired in-process research and development	-	(2,332,618)
Other	(639,726)	(555,880)
	(991,517)	(3,257,085)

Total of deferred tax assets and liabilities	18,311,179	12,399,055
Valuation allowance	(18,662,970)	(15,016,414)
Total of deferred tax assets and liabilities, net	$(351,791)	$(2,617,359)

The change in the valuation reserve for deferred tax assets consists of the following:

	For the Years Ended
	December 31,
	2023	2022
Beginning of period	$(15,016,414)	$(9,072,118)
Change in valuation pursuant to the tax provision	(3,732,408)	(4,811,348)
True-up to a prior year’s tax return	85,851	(1,132,948)
End of period	$(18,662,971)	$(15,016,414)

As of December 31, 2023, the Company had net operating loss (“NOL”) carryforwards that may be available to offset future taxable income in various jurisdictions as follows:

●	Approximately $41,870,000 of domestic federal and state NOLs. The federal NOLs have no expiration date and are subject to 80% of taxable income; the state NOLs will begin to expire in 2039;

●	Approximately $8,589,000 each of Canadian federal and provincial NOLs. Those NOLs will begin to expire in 2038; and

●	Approximately $12,759,000 of United Kingdom federal NOLs. Those NOLs have no expiration date.

The utilization of the domestic NOLs to offset future taxable income may be subject to annual limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740. ASC 740 requires that such review considers all available positive and negative evidence, including the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2023 and 2022, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance. The Company recorded increases in the valuation allowance of $3,646,557 and $5,944,246 in connection with the tax provisions for the years ended December 31, 2023 and 2022, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2023 and 2022, nor were any tax related interest or penalties incurred during those periods. The Company’s tax returns filed in the United States, Canada, and the United Kingdom since inception remain subject to examination.

NOTE 12 - RELATED PARTIES

Accounts Payable – Related Parties

Accounts payable - related parties were $266,009 and $0 as of December 31, 2023 and 2022, respectively, and consist of amounts due to certain officers and directors of the Company, as well as deferred compensation for certain executives. For the accounts payable – related party balance as of December 31, 2023, approximately $210,000 relates to income taxes payable to the U.K. government for the salary of Prof. Sir Marc Feldmann, who serves as the Chairman, CEO and Executive Director of CannBioRex.

Accrued Expenses - Related Parties

Accrued expenses - related parties were $0 and $188,159 as of December 31, 2023 and 2022, respectively, and consist of interest accrued on loans and convertible notes due to certain officers and directors of the Company, as well as deferred compensation for certain executives.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $480,777 and $240,731 during the years ended December 31, 2023 and 2022, respectively, is related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative Expenses – Related Parties during the years ended December 31, 2023 and 2022, were $46,555 and $5,612, respectively. Of the expenses incurred during 2023 and 2022, these primarily relate to professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

Interest Income - Related Parties

During the years ended December 31, 2023 and 2022, the Company recorded $0 and $1,508, respectively, of interest income – related parties, which related to interest income on loans with officers and directors of the Company.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2023, through the date the financial statements were issued. Except for the following, there are no subsequent events identified that would require disclosure in the financial statements.

Amendments to Compensation Agreements

On January 10, 2024, and effective on January 1, 2024, the Company entered into (a) a Fourth Amendment to Amended and Restated Employment Agreement with Dr. Woody, the CEO and Director of the Company; (b) a Fourth Amendment to Employment Agreement with Dr. Rothbard, the Chief Science Officer (CSO) of the Company; (c) a Third Amendment to Consulting Agreement with Dr. Steinman, the Executive Chairman of the Company; and (d) a Second Amendment to Consulting Agreement with Prof. Sir Feldmann, the former Executive Co-Chairman of the Company (collectively, the “Amendments”), which each amended the compensation agreements then in place with such individuals (see Note 9 – Commitments and Contingencies).

Pursuant to the Amendments, each of Dr. Woody and Dr. Rothbard, effective as of January 1, 2024, agreed to a reduction of the base salaries set forth in their respective amended employment agreements, by 50%, to $245,000 per year for Dr. Woody and to $100,000 per year for Dr. Rothbard, with the amount of such salary reductions ($20,416 per month for Dr. Woody and $8,333 per month for Dr. Rothbard), accruing monthly in arrears, to be paid upon the Company raising at least $5,000,000 in funding subsequent to the date of the Amendments (the “Funding Date”), provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety.

Also pursuant to the Amendments, each of Dr. Steinman and Sir Feldmann, effective as of January 1, 2024, agreed to a reduction of the base salaries set forth in their respective consulting agreements, by 100%, to $0 per year for each of Dr. Steinman and Sir Feldmann, with the amount of such salary reductions ($18,750 per month or $225,000 per year, for Dr. Steinman and £14,167 per month or £170,000 per year, for Sir Feldmann), accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety.

Granting of Extension to Regain Nasdaq Compliance

As previously disclosed in Note 10 – Stockholders’ (Deficit) Equity, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Rule”) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. On January 11, 2024, Nasdaq advised the Company that it had determined to grant the Company an extension to regain compliance with the Rule.

The terms of the extension are as follows: on or before May 13, 2024, the Company must complete certain transactions described in greater detail in the compliance plan, contemplated to result in the Company increasing its stockholders’ equity to more than $2.5 million, and opt for one of the two alternatives to evidence compliance with the Rule. Additionally, in either case the Company is required to disclose that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting. Regardless of which alternative the Company chooses, if the Company fails to evidence compliance upon filing its next periodic report with the SEC following the end of such compliance period (i.e., its Quarterly Report for the Quarter ended June 30, 2024), the Company may be subject to delisting.

Reversal of Accrued Bonuses

For the year ended December 31, 2023, the Company had a balance of $1,053,006 in accrued bonuses due to the Board of Directors for services rendered during the fiscal years 2023 and 2022; of this amount, approximately $590,000 and $460,000 relate to services rendered during the current and prior years, respectively. On January 29, 2024, it was determined during a board meeting that the Company would not be paying these bonuses and would not be awarding any bonuses during 2024; and as a result, the Company subsequently determined that this event should be recognized in the financial statements for the year ended December 31, 2023 and recorded an entry to reverse the accrued balances. This reversal is reflected in the financial statements for the year ended December 31, 2023.

D&O Insurance Lawsuit

On February 12, 2024, the judge in the Company’s pending lawsuit in the U.S. District Court Northern District of California, San Jose Division, granted a Motion for Partial Summary Judgment against AmTrust International Underwriters DAC (“AmTrust”), which was the premerger directors’ and officers’ insurance policy underwriter for the Company and the Company’s excess insurance carrier, Freedom Specialty Insurance Company (“Freedom”), and ordered as follows:

(a)	AmTrust is obligated under its insurance policy with the Company to advance to the Company all defense costs in excess of the deductible that the Company has advanced or will advance to Dr. Marlene Krauss, the Company’s former Chief Executive Officer and Director, and George Hornig, the former Chairman of the Board of Directors, in connection with certain subpoenas issued by the Securities and Exchange Commission; and

(b)	upon exhaustion of the AmTrust insurance policy, Freedom is obligated to do the same pursuant to its excess liability insurance policy with the Company.

This Order applies until the final disposition of the case, but does not constitute a final judgment, and both the Company and the two insurers retain their rights to contest all applicable issues at trial, which is scheduled for May 12, 2025.

It is unclear whether the defendants will take steps to appeal this order, the outcome of any such appeal, the timing of our receipt of any funds we may receive pursuant to the order related to reimbursement of amounts related to the Securities and Commission subpoenas, if any, or such amounts that we may ultimately receive.

A final judgment following trial could potentially confirm these obligations of the insurers or, alternatively, reverse and require the Company to repay all or certain portions of such advance payments. There is no assurance at this time as to what the final judgment may entail.

Second Amendment to the 2022 Omnibus Incentive Plan

On February 16, 2024, the Company held a special meeting of its stockholders as of December 18, 2023 and approved the adoption of the Second Amendment to the 180 Life Sciences Corp. 2022 Omnibus Incentive Plan. Such amendment increased the maximum number of shares available to be issued under the Plan from 470,000 shares to 4,249,933 shares.

Special Stockholder’s Meeting/Reverse Stock Split

On February 16, 2024, the Company held a special meeting of its stockholders as of December 18, 2023 to vote on three proposals: i) approval of an amendment to the Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-forty, inclusive, with the exact ratio to be set at a whole number to be determined by the board of directors, ii) approval of the adoption of the Second Amendment to the 180 Life Sciences Corp. 2022 Omnibus Incentive Plan and iii) approval of the issuance of shares of common stock, $0.0001 par value per share, in excess of 19.99% of the issued and outstanding shares of common stock, upon the exercise of pre-funded warrants to purchase up to 257,205 shares of common stock, with an exercise price of $0.0019 per share; and warrants to purchase up to 954,116 shares of common stock, with an exercise price of $3.23 per share, at a price less than the minimum price as defined by and in accordance with Nasdaq Listing Rule 5635(d). All proposals were approved.

On February 16, 2024, the Company’s board of directors approved a reverse split ratio of one-for-nineteen, with any fractional shares remaining after the reverse split to be rounded up to the nearest whole share. The Company believes the split is necessary to maintain the listing of the Company’s common stock on the Nasdaq Capital Market, and to cure the Company’s current non-compliance with Nasdaq Capital Market listing rules; the board also believes that the reverse split will also improve the marketability and liquidity of the common stock.

On February 26, 2024, the Company filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the reverse stock split. Pursuant to the Certificate of Amendment, the reverse stock split was effective on February 28, 2024 at 12:01 a.m. Eastern Time (the “Effective Time”). The shares of the Company’s common stock began trading on the Nasdaq Capital Market (“Nasdaq”) on a post-split basis on February 28, 2024, with new CUSIP number: 68236V302. No change was made to the trading symbol for the Company’s shares of common stock or public warrants, “ATNF” and “ATNFW”, respectively, in connection with the reverse stock split.

New Board Members Appointed

On February 28, 2024, the Company’s Board of Directors appointed Blair Jordan as a member of the Board, and on March 7, 2024, the Company’s Board of Directors appointed Omar Jimenez and Ryan L. Smith as members of the Board. At the same time, the Board set the number of members of the Board at five members. The Board determined that Mr. Jordan, Mr. Jimenez and Mr. Smith were each independent and not party to any material plan, contract or arrangement (whether or not written) with the Company. In connection with their appointments to the Board and on February 24, 2024, March 4, 2024 and March 5, 2024, to be effective upon their appointments to the Board, the Company entered into an agreement with Mr. Jordan, Mr. Jimenez and Mr. Smith, respectively, whereby each will be paid $40,000 per year as an annual retainer fee for serving on the Board, and $10,000 per year for serving as the Chairman of the Strategic and Alternatives Committee and $15,000 per year for serving as the Lead Director (Mr. Jordan); $10,000 per year for serving as Chairman of the Audit Committee (Mr. Jimenez); and $10,000 per year for serving as the Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee (Mr. Smith). The Company agreed to make an initial fee payment of $7,500 to Mr. Jordan in connection with his appointment to the Board, and subsequent fee payments quarterly in arrears, and pro-rated for partial quarters. A total of one half of such aggregate cash compensation will be accrued until such time as the Company raises an aggregate of $1 million from any source, including but not limited to debt and/or equity raises, quasi-equity raises, receipt of insurance proceeds, litigation proceeds, and corporate transactions.

Resignation of Board Member

On March 7, 2024, Sir Marc Feldmann, Ph.D. provided notice to the Board of Directors of his resignation as a member of the Board of Directors, effective on the same date. Sir Feldmann’s resignation was not the result of any disagreement with the Company relating to the Company’s operations, policies or practices, or otherwise. Prior to his resignation, Sir Feldmann served as Co-Executive Chairman of the Company but did not serve on any committees of the Board of Directors. Sir Feldmann will continue to serve as an employee of one of the Company’s subsidiaries.

Pre-Funded Warrant Exercises

During February and March 2024, the remaining additional pre-funded warrants from the Amendment to the August 2023 Offering were exercised at a price of $0.0019 per share and, as a result, the holder was issued 257,205 shares of common stock (see Note 10 – Stockholder’s (Deficit) Equity, August 2023 Offering for further details).

Nasdaq Compliance with Listing Rule 5550(a)(2) Regained

On September 7, 2023, Nasdaq staff notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The Nasdaq Stock Market. Since then, the staff has determined that for the last 10 consecutive business days, from February 28 to March 12, 2024, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

Conversion of Class K Special Voting Shares

On March 12, 2024, a holder of Class K Special Voting Shares converted such shares into 14 shares of common stock of the Company in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As a result of such conversion, there are no longer any Class K Special Voting Shares.