Form 10-K/A
period 2023-12-31
180 Life Sciences Corp.
filed 2024-04-29
CIK 1690080

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On March 25, 2024, 180 Life Sciences Corp. (“180 Life,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Original Form 10-K omitted certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

We currently do not expect to file our definitive proxy statement for the 2024 annual meeting of our stockholders within 120 days of December 31, 2023. Accordingly, we are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1”) solely to:

●	amend Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of the Original Form 10-K to include the information required to be disclosed under such Items;

●	delete the reference on the cover of the Original Form 10-K regarding the incorporation by reference into Part III of the Original Form 10-K of portions of our definitive proxy statement to be delivered to stockholders and filed with the SEC in connection with the 2024 annual meeting of our stockholders; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The following table sets forth certain information, including ages as of April 26, 2024, of our executive officers:

Name	Position	Age
James N. Woody, M.D., Ph.D.	Chief Executive Officer and Director	81
Ozan Pamir	Chief Financial Officer and Secretary	33
Jonathan Rothbard, Ph.D.	Chief Scientific Officer	72

Below is information regarding each executive officer’s biographical information, including their principal occupations or employment for at least the past five years, and the names of other public companies in which such persons hold or have held directorships during the past five years.

JAMES N. WOODY, M.D., Ph.D. - CHIEF EXECUTIVE OFFICER AND DIRECTOR - Dr. Woody has served as our Chief Executive Officer and as a director since the Closing of the Business Combination in November 2020. Dr. Woody has served as the CEO of 180 since July 2020, and as a director of 180 since September 2020. Dr. Woody was a founder and served as Chairman of the Board of Directors for Viracta Pharmaceuticals, a lymphoma therapeutic company (July 2014 to December 2020). With the company undergoing a reverse merger into a public company, he resigned his Board member position and continues as a Board observer. He served as a General Partner of Latterell Venture Partners (February 2006 to December 2019) then moved to a Venture Partner position, for the one remaining LVP legacy company, PerceptiMed, a Pharmacy management company, where he continues to serve on the Board as they plan their IPO. He served as an interim CEO for MaraBio Systems Inc., a startup autism diagnostic company, from November 2018 to December 2022, when a new full time CEO was selected and he continues to serve as Vice Chairman, on the Board of Directors. He also serves as Chairman of the Board for Enosi Life Sciences, a next generation TNF inhibitor company, which position he has held since July 2020. He served as a Board member of IntegenX Inc. (2012 to 2018), and Neuraltus Pharmaceuticals, Inc. (February 2009 to December 2019). Dr. Woody was the founding CEO and Chairman of the Board of OncoMed Pharmaceuticals, Inc. (2004 to 2014), a Nasdaq listed company with a focus on antibodies targeting cancer stem cells. He previously served as a member of the Board of Directors of Protein Simple, formerly Cell Biosciences (2005 to 2014), acquired by Bio-Techne; Forte Bio Corporation, acquired by PALL in 2012 (2005 to 2012); Bayhill Therapeutics, Inc. (2004 to 2012); Femta Pharmaceuticals (2008 to 2012); and Proteolix, Inc. (2005 to 2009), acquired by Onyx and subsequently by Amgen, for the multiple myeloma drug Carfilzomib. Dr. Woody also served on the Board of Directors of Talima Therapeutics, Inc. (2007 to 2011); HemaQuest Pharmaceuticals, Inc. (2009 to 2013); Calistoga (2009 to 2011), acquired by Gilead for the lymphoma drug Idelalisib (Zydelig); Tetralogic (2008 to 2014), a Nasdaq listed company; and Avidia (2003 to 2006), acquired by Amgen. From 1996 to 2004, He was President and General Manager of Roche Biosciences, Palo Alto, California (formerly Syntex), where he had responsibility for all bioscience research and development, ranging from genetics and genomics to clinical development of numerous new pharmaceuticals, as well as former Syntex administrative matters. From 1991 to 1996, Dr. Woody served as Senior Vice President of Research and Development and Chief Scientific Officer of Centocor, Inc., Malvern, Pennsylvania, where he assisted in the development of several new major antibody-based therapeutics in the fields of oncology and autoimmune and cardiovascular disease, including Remicade®, a multi-billion dollar pharmaceutical. Prior to that time, he served as a Medical Officer in the U.S. Navy, retiring as a CAPT (06) and as Commanding Officer of the Naval Medical Research and Development Command in 1991. Dr. Woody and his colleagues, with U.S. Navy and Congressional approval, founded the National Marrow Donor Program. He is a member of the Research Advisory Committee for the Veterans Gulf War Illness. Dr. Woody was a member of the Board of Directors of the Lucille Packard (Stanford) Children’s Hospital (LPCH) in Palo Alto, California, (July 2002 to December 2020), serving as Chairman of the LPCH Quality Service and Safety Committee and a Member of the Patient Safety Oversight Committee. Dr. Woody also is a member of the Stanford Medical School Dean’s Research Committee and Stanford “SPARK” research initiatives program. Dr. Woody received a B.S. in Chemistry from Andrews University, Berrien Springs, Michigan, an M.D. from Loma Linda University and Pediatric Subspecialty Training at Duke University School of Medicine and Harvard University School of Medicine. He received a Ph.D. in Immunology from the University of London, England. We believe that his expertise and experience in the life sciences and venture capital industries and his educational background make him qualified to serve as a director.

OZAN PAMIR - CHIEF FINANCIAL OFFICER AND SECRETARY - Ozan Pamir has served as our Chief Financial Officer since April 2023, and prior to that, as Interim Chief Financial Officer from November 2020 to April 2023. Mr. Pamir has also served as the Chief Financial Officer and as a member of the Board of Directors of 180, our wholly-owned subsidiary following the Closing of the Business Combination, since October 2018. Mr. Pamir has also served as the Chief Financial Officer and as a member of the Board of Directors of Unify Pharmaceuticals between August 2019 and July 2021, and as the Chief Financial Officer of Enosi Life Sciences between May 2020 and April 2021, both of which are pre-clinical companies focused on autoimmune diseases. Previously, Mr. Pamir served in various positions with Echelon Wealth Partners, a leading Canadian investment bank, from June 2014 to October 2018, including Investment Banking Analyst (June 2014 - June 2015), Senior Associate, Investment Banking (June 2015 - September 2017) and Vice President of Investment Banking (September 2017 - October 2018), as well as Investment Banking Analyst of OCI Groups from October 2013 to June 2014. Mr. Pamir holds an Economics and Finance degree from McGill University and is a CFA Charterholder.

JONATHAN ROTHBARD, PH.D. - CHIEF SCIENTIFIC OFFICER - Jonathan Rothbard, Ph.D. has served as our Chief Scientific Officer since the Closing of the Business Combination in November 2020. Dr. Rothbard has served as the Chief Executive Officer and Chief Scientific Officer of Katexco since November 2018. Previously, he was a founder of ImmuLogic Pharmaceutical Corp., in Palo Alto, California, where he served as Chief Scientific Officer from 1989 to 1995, a founder of Amylin Corporation in San Diego, California in 1989, and CellGate Incorporated in Redwood City, California, where he served as Chief Scientific Officer from 1998 to 2004. Dr. Rothbard served on the faculty in the Departments of Neurology (2007-2018), Chemistry (2005-2006), Medicine-division of Rheumatology (1996-1998) at Stanford University School of Medicine. His first academic faculty position was as the head of the Molecular Immunology Laboratory at the Imperial Cancer Research Fund in London from 1985-1989. Dr. Rothbard received his BA from Hamilton College in 1973 and his Ph.D. from Columbia University in 1977 and completed post-doctoral fellowships at The Rockefeller University and Stanford University Medical School.

The following table sets forth certain information, including ages as of April 26, 2024, of our directors:

Name	Age	Position With Company	Date First Appointed as Officer or Directors	Director Class*
Class I Directors
Lawrence Steinman, M.D.	76	Executive Chairman	November 2020	Class I
James N. Woody, M.D., Ph.D.	81	Chief Executive Officer and Director	November 2020	Class I
Class II Directors
Blair Jordan	55	Director	February 2024	Class II
Ryan Smith	41	Director	March 2024	Class II
Omar Jimenez	62	Director	March 2024	Class II

*	Terms expire at the 2025 annual meeting of stockholders (Class I) and the annual meeting of stockholders to be held in 2024 (Class II).

LAWRENCE STEINMAN – EXECUTIVE CHAIRMAN AND CLASS I DIRECTOR

Lawrence Steinman, M.D. has served as Executive Co-Chairman from the Closing of the Business Combination in November 2020 to March 2024, and as Executive Chairman since March 2024. He also has primary scientific responsibility for our α7nAChR platform. Dr. Steinman served as Co-Chairman of 180 and as a member of its board of directors since April 2019. Prior to joining 180, he served on the Board of Directors of Centocor Biotech, Inc., from 1989 to 1998, the Board of Directors of Neurocine Biosciences from 1997 to 2005, the Board of Directors of Atreca from 2010 - 2019, the Board of Directors of BioAtla, Inc. (NASDAQ:BCAB) from July 2020 to present (he also serves on the Compensation Committee and Nominating and Corporate Governance Committee of BioAtla), the Board of Directors of Tolerion, Inc. from 2013 to 2020 and the Board of Directors of Alpha5 Integrin from November 2020 to June 2022, and the Board of Directors of Pasithea Therapeutics Corp. (NASDAQ:KTTA) from August 2020 to the present. He is currently the George A. Zimmermann Endowed Chair in the Neurology Department at Stanford University and previously served as the Chair of the Interdepartmental Program in Immunology at Stanford University Medical School from 2003 to 2011. He is a member of the National Academy of Medicine and the National Academy of Sciences. He also founded the Steinman Laboratory at Stanford University, which is dedicated to understanding the pathogenesis of autoimmune diseases, particularly multiple sclerosis and neuromyelitis optica. He received the Frederic Sasse Award from the Free University of Berlin in 1994, the Sen. Jacob Javits Award from the U.S. Congress from 1988 through 2002, the John Dystel Prize in 2004 from the National MS Society in the U.S., the Charcot Prize for Lifetime Achievement in Multiple Sclerosis Research in 2011 from the International Federation of MS Societies and the Anthony Cerami Award in Translational Medicine by the Feinstein Institute of Molecular Medicine in 2015. In 2023, he was honored as a Pioneer in Medicine by the Society for Brain Mapping and Therapeutics. He also received an honorary Ph.D. from the Hasselt University in 2008, and from the University of Buenos Aires in 2022. He received his BA (physics) from Dartmouth College in 1968 and his MD from Harvard University in 1973. He also completed a fellowship in chemical immunology at the Weizmann Institute (1974 - 1977) and was an intern and resident at Stanford University Medical School. We believe Dr. Steinman’s extensive experience leading the research and development of numerous therapeutics qualify him to serve as a director.

JAMES N. WOODY, M.D., PH.D. – CHIEF EXECUTIVE OFFICER AND CLASS I DIRECTOR

Information regarding Dr. Woody is set forth above under “Executive Officers”.

BLAIR JORDAN – CLASS II DIRECTOR

Mr. Jordan is an experienced senior executive and corporate director with experience in both private and public companies across a variety of sectors. Mr. Jordan currently serves as Co-Founder and Chief Executive Officer of HighMont Advisors Inc., a Vancouver-based, globally focused strategy and finance consulting company, specializing in helping clients facing corporate transition; advisory services offered include mergers and acquisitions (M&A), public and private financing, turnaround and restructuring, corporate and business development, positions he has held since January 2020. Mr. Jordan also serves as a senior advisor at Evans & Evans, Inc., a Vancouver based strategic finance consulting and advisory firm, a position he has held since October 2023.

Mr. Jordan has extensive public company Board of Directors experience, including in his current roles as a member of the Board of Directors and Audit Committee of Minas Metals Ltd. (CSE:MINA); a member of the Board of Directors and Audit Committee, Governance Committee and Compensation Committee of Goldgroup Mining Inc. (TSX:GG); a member of the Board of Directors, Chairman of the Audit Committee and Governance Committee, and member of the Compensation Committee of Standard Uranium Ltd. (TSXV:STND); and a member of the Board of Directors and Audit Committee of Timeless Capital Corp. (TSXV:TMC). Mr. Jordan also serves on various private company Board of Directors.

Mr. Jordan served as Chief Financial Officer of HeyBryan Media Inc. (CSE: HEY), a peer-to-peer marketplace app connecting independent contractors to consumers with everyday home maintenance needs, from October 2019 to November 2020. Prior to that he served in several roles with Ascent Industries Corp. (“Ascent”), including Vice President of Corporate Development (January 2018 – July 2018); Chief Financial Officer (August 2018 – April 2019); and Interim Chief Executive Officer (November 2018 – April 2019), where he led the company’s go-public listing and financing transactions. Mr. Jordan was Interim CEO, CFO, and a director of Ascent, when on March 1, 2019, the Supreme Court of British Columbia issued an order granting Ascent’s application for creditor protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). On April 26, 2019, Mr. Jordan resigned as an officer and director of Ascent. On May 5, 2020, the receivership was terminated by the court.

Between 2012 and 2017, Mr. Jordan served as Managing Director and Corporate Director with Echelon Wealth Partners Inc., an investment banking fund in the technology, biotech and diversified industries fields. Mr. Jordan also worked for Credit Suisse Group for nearly ten years in roles that included Leveraged Finance/Restructuring in Europe, Principal Investing in New York, as well as Special Situations and Convertible Bonds in Asia. Prior to Credit Suisse, Mr. Jordan was a corporate and securities lawyer with Bennett Jones LLP.

His management experience also includes working as CFO and CEO of public companies, and director at a global investment bank. His board experience includes roles at a Canadian investment bank, health sciences companies, mineral exploration and production companies (uranium and gold), an ultra-low cost airline and a Capital Pool Corporation.

Mr. Jordan holds an MBA from The University of Chicago Booth School of Business, with concentrations in Accounting, Finance, Entrepreneurship and International Business. He also has an LL.B from the University of British Columbia where he focused on corporate and securities law, and a BA from the University of Victoria in British Columbia.

We have concluded that Mr. Jordan is well qualified to serve on our Board of Directors based upon his significant business experience, including his background in restructuring, mergers and acquisitions.

OMAR JIMENEZ – CLASS II DIRECTOR

Mr. Jimenez has served as Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer of Golden Matrix Group, Inc. (GMGI:NASDAQ), an established business-to-business and business-to-consumer gaming technology company operating across multiple international markets, since April 2021. Since February 2020, Mr. Jimenez has also served as Chief Financial Officer and Chief Operating Officer of Alfadan, Inc. a pre-startup that will provide a series of marine specific engines ranging from 450 horsepower (HP) to 1,050 HP when the research and development on such engines is completed. From September 2016 to January 2020 and from January 2016 to January 2020, Mr. Jimenez served as Treasurer and Secretary and Chief Financial Officer and Chief Operating Officer, respectively, of NextPlay Technologies, Inc. (f/k/a Monaker Group, Inc.) (NXTP:NASDAQ), a travel services company. Mr. Jimenez also served as a member of the Board of Directors of NextPlay Technologies, Inc. (then known as Monaker Group, Inc.) from January 2017 to August 2019. Mr. Jimenez has held a variety of senior financial management positions during his career. From May 2009 to January 2016, he served as the founder of MARMEL International, Inc., a company that provides accounting and consulting services. In addition, from June 2004 to May 2009 he served as President and Chief Financial Officer at American Leisure Holdings, Inc. (AMLH:OTC & ALG:AIM), focusing on leisure and business travel, hospitality & hotels, call centers and real estate development. Mr. Jimenez also served from April 2002 to June 2004 as Director of Operations for US Installation Group, Inc., a selling and installation group for The Home Depot, and CFO and VP of Onyx Group, Inc., a conglomerate with 700 employees and annual revenues exceeding $400 million. Mr. Jimenez is a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Chartered Property Casualty Underwriter (CPCU), a Member of the AICPA and FICPA. Mr. Jimenez holds a B.B.A in Accounting and a B.B.A in Finance from the University of Miami and an M.B.A from Florida International University.

We have concluded that Mr. Jimenez is well qualified to serve on our Board of Directors based upon his significant business and accounting experience, including his public company background and his knowledge in compliance matters.

RYAN L. SMITH – CLASS II DIRECTOR

Since December 2019, Mr. Smith has served as Chief Executive Officer of U.S. Energy Corp. (USEG:NASDAQ)(“U.S. Energy”), an oil and gas company focused on consolidating high-quality producing assets in the United States. Mr. Smith served as Chief Financial Officer of U.S. Energy from May 2017 to June 2023, and has served as a member of the Board of Directors of U.S. Energy since January 2021. Mr. Smith consulted for U.S. Energy from January 2017 to May 2017. Prior to holding that position, Mr. Smith served as Emerald Oil Inc.’s Chief Financial Officer from September 2014 to January 2017 and Vice President of Capital Markets and Strategy from July 2013 to September 2014. Emerald Oil Inc. filed for Chapter 11 bankruptcy protection in March 2016 and emerged from bankruptcy in November 2016. Prior to joining Emerald, Mr. Smith was a Vice President in Canaccord Genuity’s Investment Banking Group focused solely on the energy sector. Mr. Smith joined Canaccord Genuity in 2008 and was responsible for the execution of public and private financing engagements along with mergers and acquisitions advisory services. Prior to joining Canaccord Genuity, Mr. Smith was an Analyst in the Wells Fargo Energy Group, working solely with upstream and midstream oil and gas companies. Mr. Smith holds a Bachelor of Business Administration degree in Finance from Texas A&M University.

We have concluded that Mr. Smith is well qualified to serve on our Board of Directors based upon his significant business experience, including his public company background, and experience in public company fund raising.

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

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; endeavor to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in other public communications made by us; and strive to be compliant with applicable governmental laws, rules and regulations.

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

Other Directorships

None of the directors of our Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), other than:

●	Prof. Steinman (who serves on the Board of Directors of BioAtla, Inc. (NASDAQ:BCAB), on the Compensation Committee and Nominating and Corporate Governance Committee of BioAtla and on the Board of Directors of Pasithea Therapeutics Corp. (NASDAQ:KTTA)).

●	Mr. Jordan, who serves as a member of the Board of Directors and Audit Committee of Minas Metals Ltd. (CSE:MINA); as a member of the Board of Directors and Audit Committee, Governance Committee and Compensation Committee of Goldgroup Mining Inc. (TSX:GG); as a member of the Board of Directors, Chairman of the Audit Committee and Governance Committee, and member of the Compensation Committee of Standard Uranium Ltd. (TSXV:STND); and as a member of the Board of Directors and Audit Committee of Timeless Capital Corp. (TSXV:TMC).

●	Mr. Smith, who serves as a member of the Board of Directors of U.S. Energy Corp. (USEG:NASDAQ).

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

Board Committee Membership

Our Board of Directors has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Strategy and Alternatives, Risk, Safety and Regulatory Committee. All four committees are composed solely of independent directors. You can review the charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee by accessing our public filings at the SEC’s web site at www.sec.gov or on our website at https://ir.180lifesciences.com/corporate-governance/board-committees.

The current members of the committees of our Board of Directors are as follows:

Director Name	Audit Committee	Compensation Committee	Nominating, Corporate Governance Committee	Strategy and Alternatives, Risk, Safety and Regulatory Committee
Lawrence Steinman, M.D. (1)
James N. Woody, M.D., Ph.D.
Blair Jordan (2)	M	M	M	C
Omar Jimenez	C	M	M	M
Ryan Smith	M	C	C	M

(1)	Executive Chairman of the Board of Directors.

(2)	Lead Independent Director.

C	- Chairperson of the Committee.

M	- Member of the Committee.

Each of these committees has the duties described below and operates under a charter that has been approved by our Board of Directors.

Audit Committee

NASDAQ listing standards and applicable SEC rules require that the Audit Committee of a listed company be comprised solely of independent directors. We have established an Audit Committee of the Board of Directors, which currently consists of Omar Jimenez (Chair), Blair Jordan and Ryan Smith. Each member of the Audit Committee meets the independent director standard under NASDAQ’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. Jimenez qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a Compensation Committee of the Board of Directors. The members of our Compensation Committee are Ryan Smith (Chair), Blair Jordan and Omar Jimenez. We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our Nominating and Governance Committee are Ryan Smith (Chair), Blair Jordan and Omar Jimenez. Our Board has determined that each member is independent under applicable NASDAQ listing standards. We have adopted a Compensation Committee charter, which details the principal functions of the nominating and corporate governance committee. Specific responsibilities of the Nominating and Corporate Governance Committee include:

●	making recommendations to our Board regarding candidates for directorships;

●	making recommendations to our Board regarding the size and composition of our Board;

●	overseeing our corporate governance policies and reporting; and

●	making recommendations to our Board concerning governance matters.

Strategy and Alternatives, Risk, Safety and Regulatory Committee

In May 2021, the Board of Directors adopted a charter of a Risk, Safety and Regulatory Committee and on November 2023, the Board of Directors formed a Strategy and Alternatives Committee, which committees were consolidated in March 2024. The Strategy and Alternatives, Risk, Safety and Regulatory Committee is tasked with, among other things, evaluating strategic opportunities and alternatives available to the Company in order to create stockholder value, including potential mergers, acquisitions, divestitures and business combinations; dispositions of or exit from existing segments, platforms, or lines of business; acquisitions of businesses; entry into new lines of business; business expansions; joint ventures; and other key strategic transactions outside the ordinary course of the Company’s business; overseeing our risk management policies and procedures, reviewing our principal risk and compliance policies and our approach to risk management, dealing with risk identification and risk assessment for the principal operational, business, compliance and ethics risks facing our company, whether internal or external in nature including, but not limited to, the risks and incident responses associated with: information security; business continuity and disaster recovery; vendor management; operations risks; supply chain risks; employment and workplace conduct practices; safety and environmental matters; and legal risks, overseeing our compliance programs, reviewing our compliance with relevant laws, regulations, and corporate policies (including our Code of Ethics), overseeing significant complaints and other matters raised through our compliance reporting mechanisms, including the review and investigation of such matters as necessary, reviewing significant government inquiries or investigations and other significant legal actions, reviewing information about current and emerging legal and regulatory compliance risks and enforcement trends that may affect our business operations, performance or strategy, meeting, and reviewing and discussing with management the implementation and enforcement of policies, standards, procedures and risk management programs, and compliance with applicable laws and regulations, related to the manufacture and supply of products consistent with applicable high-quality and medical product safety standards. The members of our Strategy and Alternatives, Risk, Safety and Regulatory Committee are Blair Jordan (Chair), Omar Jimenez and Ryan Smith. Our Board has determined that each member is independent under applicable NASDAQ listing standards.

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and filed publicly, we believe that during the year ended December 31, 2023, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis, except that: Jonathan Rothbard, our Chief Scientific Officer, failed to file one report on Form 4, and as a result one transaction was not timely filed; Francis Knuettel, our former director, failed to file one report on Form 4, and as a result one transaction was not timely filed; Dr. James Woody, our Chief Executive Officer and director, failed to file one report on Form 4, and as a result one transaction was not timely filed; Teresa DeLuca, our former director, failed to file one report on Form 4, and as a result one transaction was not timely filed; Russell T. Ray, our former director, failed to file one report on Form 4, and as a result one transaction was not timely filed; and Sir Marc Feldmann, our former Executive Co-Chairman, failed to file one report on Form 4, and as a result one transaction was not timely filed.

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

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders.

Our current leadership structure is comprised of an Executive Chairman of the Board, Lawrence Steinman, M.D., and a separate Chief Executive Officer (“CEO”), James N. Woody, M.D. Ph.D. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. The Board of Directors does not have a policy as to whether the Chairman/Chairmen should be an independent director, an affiliated director, or a member of management. Our Board of Directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s CEO, Dr. Woody) and the members of our Board of Directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Chairman to facilitate our Board of Directors’ oversight of management, promote communication between management and our Board of Directors, and support our Board of Directors’ consideration of key governance matters. The Board of Directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

The Board believes that this leadership structure best serves the Company and its stockholders at this time by leveraging executive leadership experience while providing effective independent oversight.

The Board evaluates its structure periodically, as well as when warranted by specific circumstances in order to assess which structure is in the best interests of the Company and its stockholders based on the evolving needs of the Company. This approach provides the Board appropriate flexibility to determine the leadership structure best suited to support the dynamic demands of our business.

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

Lead Independent Director

Our lead independent director has a clearly defined set of responsibilities and provides significant independent Board leadership. Blair Jordan, has served as our lead independent director since February 2024.

Our lead director: will preside at any meetings of the independent directors, including executive sessions, and take the lead role in communicating to the Chairman any feedback, as appropriate; will (a) assist in the recruitment of board candidates; (b) have active involvement in board evaluations; (c) have active involvement in establishing committee membership and committee chairs; and (d) have active involvement in the evaluation of the chief executive officer; will provide board performance feedback to the Executive Chairman; will work with committee chairs as necessary to ensure committee work is conducted at the committee level and appropriately reported to the board; will communicate with the independent directors between meetings when appropriate; and will recommend consultants and outside advisors to the board as necessary or appropriate. The lead director may also attend meetings of committees on which the lead director is not a member.

Classified Board of Directors

The Board of Directors is divided into two classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the second annual meeting following the election. The directors are divided among the two classes as follows:

●	the Class I directors are Lawrence Steinman and James N. Woody, and their terms expire at the 2025 annual meeting of stockholders; and

●	the Class II directors are Blair Jordan, Omar Jimenez and Ryan Smith, and their terms expire at the annual meeting of stockholders to be held in 2024.

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

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, below, all current Named Executive Officers are beneficial owners of stock of the Company.

Rule 10b5-1 Trading Plans

Our executive officers and directors are encouraged to conduct purchase or sale transactions under a trading plan established pursuant to Rule 10b5-1 under the Exchange Act. Through a Rule 10b5-1 trading plan, the executive officer or director contracts with a broker to buy or sell shares of our common stock on a periodic basis. The broker then executes trades pursuant to parameters established by the executive officer or director when entering into the plan, without further direction from them. The executive officer or director may amend or terminate the plan in specified circumstances.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any). The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 7, 2023, the Board of Directors of the Company approved the adoption of a Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2023 and 2022. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during the years ended December 31, 2023 and 2022, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation	All Other Compensation ($)			Total ($)
James N. Woody	2023	$567,775	$—	$—	$39,025	(2)	$—		$50,000	(4)	$656,800
CEO and Director	2022	$463,500	$—	$—	$—		$—		$—		$463,500
Ozan Pamir	2023	$387,741	$—	$—	$7,805	(3)	$—		$22,500	(4)	$418,046
CFO	2022	$309,000	$—	$—	$—		$—		$—		$309,000
Quan Anh Vu(1)	2023	—	$—	$—	$—		$—		$384,475	(5)	$384,475
Former COO and CBO	2022	$401,700	$—	$—	$—		$—	$			$401,700
Jonathan Rothbard	2023	$250,342	$—	$—	$7,805	(3)	$—		$10,000	(4)	$268,147
Chief Scientific Officer	2022	$268,906	$—	$—	$—		$—		$—		$268,906

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

(1)	On October 29, 2021, the Board appointed Mr. Quan Anh Vu as Chief Operating Officer/Chief Business Officer (“COO/CBO”) of the Company. On October 27, 2021, and effective on November 1, 2021, the Company entered into an Employment Agreement with Quan Ahn Vu. In consideration for performing services under the agreement, the Company agreed to pay Mr. Vu a starting salary of $390,000 per year. As of the date of this proxy statement, all of the amounts owed to Mr. Vu have been fully paid. Mr. Vu’s employment agreement was terminated effective January 15, 2023.

(2)	Represents the value of ten-year options to purchase 3,948 shares of common stock with an exercise price of $12.73 per share which were granted on September 4, 2023.

(3)	Represents the value of ten-year options to purchase 790 shares of common stock with an exercise price of $12.73 per share which were granted on September 4, 2023.

(4)	Represents amounts paid in consideration for a bonus for fiscal 2021, which were paid in fiscal 2023.

(5)	Represents $368,225 paid to Mr. Vu pursuant to the terms of a settlement agreement in connection with the termination of his employment agreement, and $16,250 paid in 2023 as a bonus for 2021.

Bonuses

No bonuses were paid to the officers named in the table above during the fiscal year ended December 31, 2023 or 2022, and the Board of Directors has determined that no bonuses will be paid for fiscal 2022 or 2023, and that none will be accrued for fiscal 2024.

Outstanding Equity Awards at Fiscal Year End

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
James N. Woody	3,490	194	(1)	$1,683.40	2/26/2031
	1,312	2,635	(2)	$12.73	9/4/2033
Ozan Pamir	434	39	(1)	$1,683.40	2/26/2031
	260	529	(2)	$12.73	9/4/2033
Jonathan Rothbard	768	21		$1,501.00	12/8/2031
	260	529	(2)	$12.73	9/4/2033

(1)	(a) 1/5th of such options vesting on the grant date (February 26, 2021); and (b) 4/5ths of such options vesting ratably on a monthly basis over the following 36 months on the last day of each calendar month.

(2)	The options vest at the rate of 1/12th of such options ratably on a monthly basis over the following 12 months on the last day of each calendar month (beginning September 30, 2023), subject to the holder’s continued service to the Company on such vesting dates.

There were no outstanding unvested stock awards as of December 31, 2023.

Executive and Other Compensation Agreements

General

A description of the employment or services agreements with each of the foregoing persons is set forth below.

Description of Employment Agreements

Each of the salaries of the executives described below and certain of the compensation payable to the consultants described below, are subject to the increases in salary and the temporary salary accruals discussed below under “Salary Increases and Temporary Salary and Compensation Accruals”, “Payment of Back Pay; 2021 Bonuses and Increases in Salaries,” and “2024 Accruals”.

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

James N. Woody Amended and Restated Employment Agreement

On February 25, 2021, we entered into an Amended and Restated Employment Agreement with James N. Woody (the “A&R Agreement”), dated February 24, 2021, and effective November 6, 2020, which replaced and superseded the July 2020 agreement with 180 as discussed above. Pursuant to the A&R Agreement, Dr. Woody agreed to serve as the Chief Executive Officer of the Company. The A&R Agreement has a term of three years from its effective date (through November 6, 2023) and is automatically renewable thereafter for additional one-year periods, unless either party provides the other at least 90 days written notice of their intent to not renew the agreement. Dr. Woody’s annual base salary under the agreement was initially increased to $450,000 per year, subject to automatic 5% yearly increases. For the 2021 year, Dr. Woody’s salary was $450,000, for 2022, Dr. Woody’s salary was $463,500, and for the 2023 year, Dr. Woody’s salary was $490,000 (see also “Payment of Back Pay; 2021 Bonuses and Increases in Salaries”, “Payment of Back Pay; 2021 Bonuses and Increases in Salaries,” “2024 Accruals” and “2022, 2023 and 2024 Bonuses”, below). The Board of Directors, as recommended by the Compensation Committee, may increase Dr. Woody’s salary from time to time, which increases do not require an amendment to his agreement.

Dr. Woody is also eligible to receive an annual bonus, with a target bonus equal to 45% of his then-current base salary, based upon our achievement of performance and management objectives as set and approved by the Board of Directors and/or Compensation Committee in consultation with Dr. Woody. At Dr. Woody’s option, the annual bonus can be paid in cash or the equivalent value of our common stock or a combination thereof. The Board of Directors, as recommended by the Compensation Committee or separately, may also award Dr. Woody bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion.

Under the employment agreement, Dr. Woody is eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time.

The agreement can be terminated any time by us for cause (subject to the cure provisions of the agreement), or without cause (with 60 days prior written notice to Dr. Woody), by Dr. Woody for good reason (as described in the agreement, and subject to the cure provisions of the agreement), or by Dr. Woody without good reason. The agreement also expires automatically at the end of the initial term or any renewal term if either party provides notice of non-renewal as discussed above.

In the event the A&R Agreement is terminated without cause by us, or by Dr. Woody for good reason, we agreed to pay him the lesser of 18 months of salary or the remaining term of the agreement, the payment of any accrued bonus from the prior year, his pro rata portion of any current year’s bonus and health insurance premiums for the same period that he is to receive severance payments (as discussed above).

The A&R Agreement contains standard and customary invention assignment, indemnification, confidentiality and non-solicitation provisions, which remain in effect for a period of 24 months following the termination of his agreement.

On January 10, 2024, and effective on January 1, 2024, the Company entered into a Fourth Amendment to Amended and Restated Employment Agreement with Dr. Woody, whereby Dr. Woody agreed to a reduction of the base salary set forth in his amended employment agreements, by 50%, to $245,000 per year, accruing monthly in arrears, to be paid upon the Company raising at least $5,000,000 in funding subsequent to the date of the amended agreement (the “Funding Date”), provided that in the event the Funding Date does not occur prior to March 15, 2025, the amount accrued will be forgiven in its entirety.

Dr. Rothbard’s Employment Agreement

On August 21, 2019, 180 entered into an Employment Agreement with Dr. Rothbard which replaced a prior agreement, which was not effective until November 6, 2020, but became effective on such date. The Employment Agreement had an initial term of three years from the Closing Date (i.e., until November 6, 2023), automatically extending for additional one-year terms thereafter unless either party terminates the agreement with at least 90 days prior written notice before the next renewal date, and since neither party provided notice of termination prior to November 6, 2023, the agreement is currently in place through November 6, 2024, subject to further automatic extensions.

The Employment Agreement provides for Dr. Rothbard to be paid a salary of $375,000 per year, with automatic increases in salary, on the first anniversary of the effective date, and each anniversary thereafter, of 10%. For the 2021 year, Dr. Rothbard’s salary was $375,000, for the 2022 year, Dr. Rothbard’s salary was $268,906, and for 2023, Dr. Rothbard’s salary was $200,000 (see also “Payment of Back Pay; 2021 Bonuses and Increases in Salaries”, “Payment of Back Pay; 2021 Bonuses and Increases in Salaries,” “2024 Accruals” and “2022, 2023 and 2024 Bonuses”, below). The salary for the 2023 year represents Dr. Rothbard’s commitment of 50% of his work-related time to us. The Board of Directors, as recommended by the Compensation Committee, may increase Dr. Rothbard’s salary from time to time, which increases do not require an amendment to his agreement.

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

On January 10, 2024, and effective on January 1, 2024, the Company entered into a Fourth Amendment to Employment Agreement with Dr. Rothbard, whereby Dr. Rothbard agreed to a reduction of the base salary set forth in his amended employment agreements, by 50%, to $100,000 per year, accruing monthly in arrears, to be paid upon the Company raising at least $5,000,000 in funding subsequent to the date of the amended agreement (the “Funding Date”), provided that in the event the Funding Date does not occur prior to March 15, 2025, the amount accrued will be forgiven in its entirety.

Ozan Pamir Katexco Employment Agreement

Our indirect wholly-owned subsidiary Katexco Pharmaceuticals Corp. (“Katexco”) entered into an employment agreement with Mr. Pamir on October 22, 2018. The agreement provides for an indefinite term that continues until termination. The initial annual base salary set forth in the agreement was CAD $120,000, with annual increases as determined by the Board of Directors. The agreement also provided Mr. Pamir with a CAD $20,000 signing bonus. Any bonuses, including stock options, are in the sole discretion of Katexco, depending on financial circumstances and the performance of the services under the agreement. In 2019, the compensation was increased to $120,000 per annum in US dollars.

On February 1, 2020, there was an amendment to Mr. Pamir’s consulting agreement with Katexco, whereby the contract was transferred from Katexco to Katexco Pharmaceuticals Corp. - US.

Ozan Pamir Company Employment Agreement

On February 25, 2021, we entered into an Employment Agreement dated February 24, 2021, and effective November 6, 2020, which agreement was amended and corrected on March 1, 2021, to be effective as of the effective date of the original agreement (which amendment and correction is retroactively updated in the discussion of the agreement), with Ozan Pamir, our then Interim Chief Financial Officer, which replaced and superseded Mr. Pamir’s agreement with Katexco, as discussed above. Pursuant to the agreement, Mr. Pamir agreed to serve as the Interim Chief Financial Officer of the Company; and we agreed to pay Mr. Pamir $300,000 per year for 2021, which was increased to $309,000 for the 2022 year, and, based on his appointment as Chief Financial Officer in April 2023, and $380,000 for the 2023 year (see also “Payment of Back Pay; 2021 Bonuses and Increases in Salaries” and “2022, 2023 and 2024 Bonuses”, below). Such salary is to be increased to a mutually determined amount upon the closing of a new financing, and shall also be increased on an annual basis. The Board of Directors, as recommended by the Compensation Committee, may increase Mr. Pamir’s salary from time to time, which increases do not require an amendment to his agreement.

Under the agreement, Mr. Pamir is eligible to receive an annual bonus, in a targeted amount of 30% of his then salary for the 2021 and 2022 years, and 40% for the 2023 year (see also “Payment of Back Pay; 2021 Bonuses and Increases in Salaries”, below), based upon our achievement of performance and management objectives as set and approved by the Chief Executive Officer, in consultation with Mr. Pamir. The bonus amount is subject to adjustment. The Board of Directors, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee) or separately, may also award Mr. Pamir bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion.

Under the employment agreement, Mr. Pamir is also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time.

The agreement can be terminated at any time by us with or without cause with 60 days prior written notice and may be terminated by Mr. Pamir at any time with 60 days prior written notice. The agreement may also be terminated by us with sixty days’ notice in the event the agreement is terminated for cause under certain circumstances. Upon the termination of Mr. Pamir’s agreement by us without cause or by Mr. Pamir for good reason, we agreed to pay him three months of severance pay.

The agreement contains standard and customary invention assignment, indemnification, confidentiality and non-solicitation provisions, which remain in effect for a period of 24 months following the termination of his agreement.

On May 27, 2021, we entered into a Second Amendment to Employment Agreement with Ozan Pamir (the “Second Pamir Amendment”). The Second Pamir Amendment amended the terms of Mr. Pamir’s employment solely to provide that all compensation payable to Mr. Pamir under such agreement would be paid directly by us.

On September 14, 2021, the Board of Directors authorized a discretionary bonus of $30,000 to Mr. Pamir in consideration for services rendered.

Quan Anh Vu Executive Employment Agreement (terminated); and Separation Agreement

On October 27, 2021, and effective on November 1, 2021, we entered into an Employment Agreement with Quan Anh Vu, its then Chief Operating Officer/Chief Business Officer.

Pursuant to the employment agreement, Mr. Vu agreed to serve as Chief Operating Officer/Chief Business Officer for the Company. In consideration therefore, we agreed to pay Mr. Vu a starting salary of $390,000 per year, subject to annual increases of up to 5% (on each November 1, but effective as of the following January 1, including a 3% increase to $401,700 for 2022, as discussed below under “Salary Increases and Temporary Salary and Compensation Accruals”). In addition to the base salary, Mr. Vu was eligible to receive an annual bonus, with a target bonus opportunity of 50% of the then-current base salary, based on achievement of performance and management objectives established by the CEO and the Compensation Committee, in consultation with Mr. Vu, payable on or before March 31st  of the year following the year in which the bonus is earned. Mr. Vu could elect the Annual Bonus to be paid in cash or the equivalent value in our common stock, or a combination of the two.

The Employment Agreement contained standard and customary invention assignment, indemnification, confidentiality and non-solicitation provisions, which remain in effect for a period of 24 months following the termination of the agreement.

On January 18, 2023, Mr. Vu resigned as Chief Operating/Chief Business Officer of the Company effective January 15, 2023, and entered into a Separation and Release Agreement with us (as amended, the “Separation Agreement”).

Under the Separation Agreement, we agreed to pay Mr. Vu (a) $297,440, less all applicable withholdings and required deductions; and (b) reimburse up to $1,100 a month for eight months for Mr. Vu’s health insurance expenses, whether under COBRA or otherwise (collectively, (a) and (b), the “Severance Payment”). The Severance Payment (except for the amounts payable pursuant to (b) which shall be paid by the 15th day of each calendar month during the applicable eight-month period) is required to be paid within 30 days of the Separation Date (the “Payment Date”). In addition to the Severance Payment, by the Payment Date, we agreed to pay Mr. Vu $73,645 for accrued backpay and $36,050 for accrued paid time off. Under the Separation Agreement, Mr. Vu agreed that his resignation was voluntary, provided a customary general release to us and also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of us.

On March 29, 2023, an error in the Separation Agreement was corrected by the parties’ entry into the first amendment to Separation Agreement (the “First Separation Agreement Amendment”), effective as of the date of the original agreement, which clarified that none of the amount received by Mr. Vu pursuant to the Separation Agreement related to a bonus for 2021.

Description of Material Consulting Agreements

Service Agreement with Prof. Sir Marc Feldmann (former Co-Executive Chairman)

On June 1, 2018, CannBioRex Pharma Limited (“CannBioRex”) and Prof. Sir Marc Feldmann Ph.D., our then Executive Co-Chairman, entered into a Service Agreement (the “Feldmann Employment Agreement”). Pursuant to the Feldmann Employment Agreement, Prof. Sir Feldmann serves as the Chairman, CEO and Executive Director of CannBioRex or in such other capacity consistent with his status. Prof. Sir Feldmann’s responsibilities include those customary for the roles in which he serves. Prof. Sir Feldmann receives compensation of £115,000 per year, with annual compensation reviewed by the Board and eligibility for discretionary bonuses, as determined by the Board. CannBioRex also reimburses Prof. Sir Feldmann’s travelling and other business expenses.

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

On March 7, 2024, Sir Marc Feldmann, Ph.D. provided notice to the Board of Directors of his resignation as a member of the Board of Directors, effective on the same date, however, Sir Feldmann continues to serve as an employee of CannBioRex.

Consultancy Agreement and Consulting Agreement with Prof. Lawrence Steinman

On November 17, 2021, and effective on November 1, 2021, we entered into a Consulting Agreement with Lawrence Steinman, M.D., our Executive Chairman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Steinman agreed to provide certain consulting services to us, including, but not limited to, participating in defining and setting strategic objectives of the Company; actively seeking out acquisition and merger candidates; and having primary scientific responsibility for our α7nAChR platform (collectively, the “Services”). The initial term of the agreement was for one year (the “Initial Term”); provided that the agreement automatically extends for additional one year periods after the Initial Term (each an “Automatic Renewal Term” and the Initial Term together with all Automatic Renewal Terms, if any, the “Term”), subject to the Renewal Requirements (described below), in the event that neither party provided the other written notice of their intent not to automatically extend the term of the agreement at least 30 days prior to the end of the Initial Term or any Automatic Renewal Term, and since neither party has terminated the agreement, the current term of the agreement is through November 1, 2024, subject to further automatic extensions. The Term can only be extended for an Automatic Renewal Term, provided that (i) Dr. Steinman is re-elected to the Board at our Annual Meeting of Stockholders immediately preceding the date that such Automatic Renewal Term begins; (ii) the Board affirms his appointment as Co-Chairman for the applicable Automatic Renewal Term (or fails to appoint someone else as Co-Chairman prior to such applicable Automatic Renewal Term) and (iii) Dr. Steinman is continuing in his role of having the responsibility for the scientific development for the Company’s α7nAChR platform (the “Renewal Requirements”). The Consulting Agreement also expires immediately upon the earlier of: (i) the date upon which Dr. Steinman no longer serves as Co-Chairman and no longer has primary scientific responsibility for our α7nAChR platform; and (ii) any earlier date requested by either (1) us (as evidenced by a vote of a majority of the Board (excluding Dr. Steinman) at a meeting of the Board), or (2) Dr. Steinman (as evidenced by written notice from Dr. Steinman to the Board). Additionally, we may terminate the Consulting Agreement immediately and without prior notice if Dr. Steinman is unable or refuses to perform the Services, and either party may terminate the Consulting Agreement immediately and without prior notice if the other party is in breach of any material provision of the Consulting Agreement.

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

Salary Increases and Temporary Salary and Compensation Accruals

Effective on April 27, 2022, we (directly or through an indirectly wholly-owned subsidiary of the Company) entered into (a) a First Amendment to Amended and Restated Employment Agreement with Dr. Woody (the “First Woody Amendment”); (b) a First Amendment to Employment Agreement with Mr. Vu (the “First Vu Amendment”); (c) a First Amendment to Employment Agreement with Dr. Rothbard (“First Rothbard Amendment”); (d) a First Amendment to Employment Agreement with Prof. Sir Feldmann (the “First Feldmann Amendment”); (e) a First Amendment to Consulting Agreement with Prof. Steinman (the “First Steinman Amendment”); and (f) a Second Amendment to Consulting Agreement with Prof. Nanchahal (the “Second Nanchahal Amendment”), which each amended the agreements currently in place with such individuals as discussed above.

Pursuant to the First Woody Amendment, First Vu Amendment and First Rothbard Amendment, each of Dr. Woody, Mr. Vu and Dr. Rothbard, agreed that effective January 1, 2022, their base salaries of $450,000, $390,000 and $375,000, respectively (their “Base Salaries”) (as provided for in their employment agreements) were amended to increase such amounts by 3% (the “Increase in Salary”) and effective March 1, 2022, their base salaries were reduced by 20% each ($92,700, $80,340 and $96,563, respectively) and that such reduced amounts (the “Accrued Amounts”) shall be accrued until such time as the Board of Directors determines that we have sufficient cash on hand to pay such Accrued Amounts, which we expect will not be until we have raised a minimum of $15,000,000 (the “Funding Determination Date”); and that $370,800, $321,360, and $289,688 of such base salaries, shall be payable per our payroll practices in cash by us to each of Dr. Woody, Mr. Vu and Dr. Rothbard, respectively, starting effective March 1, 2022 until the Funding Determination Date, and that on the Funding Determination Date, their salaries shall increase to the new base salary taking into account the Increase in Salary (with no accrual) ($463,500, $401,700 and $386,250, respectively) and the Accrued Amounts shall be paid by us, provided that in addition, at the discretion of the Board of Directors, the base salaries on the Funding Determination Date of each executive may be further increased by 2%. Additionally, Mr. Rothbard agreed that any future increases to salary will be determined on an annual basis by our Board of Directors at the recommendation of the Compensation Committee, and the annual 10% increases provided in his agreement shall be overridden by such future determinations by the Board of Directors.

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

On May 26, 2022, and effective on June 1, 2022, we entered into (a) a Second Amendment to Employment Agreement with James N. Woody, M.D., Ph.D., the Chief Executive Officer and Director of the Company; (b) a Second Amendment to Employment Agreement with Quan Anh Vu, the former Chief Operating Officer and Chief Business Officer of the Company; (c) a Second Amendment to Employment Agreement with Jonathan Rothbard, Ph.D., Chief Scientific Officer of the Company; and (d) a Second Amendment to Consulting Agreement with Lawrence Steinman, M.D., the Executive Chairman of the Company (collectively, the “Second Amendments”).

Pursuant to the Second Amendments, each of Dr. Woody, Mr. Vu, Dr. Steinman, and Dr. Rothbard, effective as of June 1, 2022, agreed to a further reduction of the base salaries set forth in their respective amended employment and consulting agreements (the “Base Salaries”) by an amount which, after taking into account the First Accrued Amounts, equals 50% of their respective Base Salaries ($231,750, $200,850, $112,500, and $193,125, in total respectively). The reductions to the base salaries of Dr. Woody, Mr. Vu, and Dr. Steinman as affected by the Second Amendments ($139,050, $120,510, $56,250, respectively), are to accrue until such time as we have raised a minimum of $1,000,000. There will be no accrual of the $96,562.50 reduction to the base salary of Dr. Rothbard which was affected by his Second Amendment, provided that Dr. Rothbard’s accrued salary through the effective date of his Second Amendment will continue to remain accrued and will be paid on the Funding Determination Date.

Payment of Back Pay; 2021 Bonuses and Increases in Salaries

On April 27, 2023, and effective on January 1, 2023, we entered into (a) a Third Amendment to Employment Agreement with James N. Woody, M.D., Ph.D., the Chief Executive Officer and Director of the Company; (b) a Third Amendment to Employment Agreement with Ozan Pamir, the Chief Financial Officer of the Company; and (c) a Third Amendment to Employment Agreement with Jonathan Rothbard, Ph.D., Chief Scientific Officer of the Company (collectively, the “Third Amendments”), which each amended the compensation agreements currently in place with such individuals.

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

Effective April 27, 2023, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, approved the payment of $111,675 to Dr. Woody; $24,154 to Mr. Pamir; and $50,343 to Dr. Rothbard, in back pay owed to such officers. As a result, as of April 27, 2023, no back pay was owed to Dr. Woody, Mr. Pamir or Dr. Rothbard.

2024 Accruals

On January 10, 2024, and effective on January 1, 2024, we entered into (a) a Fourth Amendment to Amended and Restated Employment Agreement with James N. Woody, M.D., Ph.D., the Chief Executive Officer and Director of the Company; and (b) a Fourth Amendment to Employment Agreement with Jonathan Rothbard, Ph.D., Chief Scientific Officer of the Company (collectively, the “Amendments”), which each amended the compensation agreements currently in place with such individuals.

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

2022, 2023 and 2024 Bonuses

On January 29, 2024, the Board of Directors of the Company determined that no bonuses would be granted to management for the years ended December 31, 2022 or 2023, and that no bonus amounts would be accrued for the year ended December 31, 2024.

Potential Payments Upon Termination

Pursuant to the employment agreements for Dr. Woody, Dr. Rothbard, and Mr. Pamir, severance benefits will be paid in the event of a termination without “just cause” (as defined in such agreements). Dr. Woody, in the event of such termination, is entitled to severance payments in the form of continued base salary, for the lesser of eighteen (18) months or the then remaining term of the agreement, (ii) payment of any accrued and unpaid annual bonus for any year preceding the year in which the employment terminates; (iii) payment of a pro rata annual bonus for the year in which the employment terminates calculated by multiplying the target bonus amount by a fraction, the numerator of which is the number of calendar days elapsed in the year as of the effective date of termination of employment and the denominator of which is 365; and (iv) payment by us of Dr. Woody’s monthly health insurance premiums. For Dr. Rothbard, in the event of such termination during his first year, Dr. Rothbard would be entitled to his then base salary for a period of 36 months, during his second year, Dr Rothbard would be entitled to his then base salary for a period of 24 months, and 12 months if the termination happens in the third year of Dr. Rothbard’s employment or thereafter; (ii) payment of any accrued and unpaid annual bonus for any year preceding the year in which the employment terminates; (iii) payment of a pro rata annual bonus for the year in which the employment terminates calculated by multiplying the target bonus amount by a fraction, the numerator of which is the number of calendar days elapsed in the year as of the effective date of termination of employment and the denominator of which is 365; and (iv) payment by us of monthly health insurance premiums. For Mr. Pamir, in the event of such termination, he would be entitled to an amount equal to his then current base salary for a period of (3) months.

Director Compensation

The following table sets forth compensation information with respect to our non-employee directors during our fiscal year ended December 31, 2023:

Name	Fees earned or paid in cash ($)		Stock awards ($)(3)		Option Awards ($)(3)		All other compensation ($)		Total ($)
Lawrence Steinman	$-		$-		$84,766	(1)	$168,750	(6)	$253,516
Sir Marc Feldmann, Ph.D., M.D.(a)	$232,970	(4)	$-		$84,766	(1)	$-		$317,736
Larry Gold, Ph.D.(b)	$40,938		$14,375	(5)	$231,255	(1)	$-		$286,568
Donald A. McGovern, Jr., MBA(b)	$48,057		$16,875	(5)	$384,181	(1)(2)	$-		$449,113
Russell T. Ray, MBA(b)	$40,938		$14,375	(5)	$242,840	(1)	$-		$298,153
Teresa DeLuca, M.D., MBA(b)	$52,908		$-		$242,840	(1)	$-		$295,748
Francis Knuettel II, MBA(b)	$52,908		$-		$242,840	(1)	$-		$295,748
Pamela G. Marrone, Ph.D.(b)	$42,717		$15,000	(5)	$242,840	(1)	$-		$300,557

*	The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)	On September 4, 2023, we granted to each of Dr. Gold, Mr. McGovern, Mr. Knuettel, Mr. Steinman, Dr. Feldmann, Dr. Marrone, Mr. Ray and Dr. DeLuca, options to purchase up to 790 shares of our common stock at an exercise price of $12.73 per share. The options vest in equal monthly instalments over the 12 months beginning on September 30, 2023, subject to such director’s continued service to our company on such vesting dates.

(2)	On September 4, 2023, we granted to Mr. McGovern options to purchase up to 2,357 shares of our common stock at an exercise price of $12.73 per share. The options vested immediately upon grant.

(3)	Represents the aggregate grant date fair value of the award computed in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. The assumptions used in calculating the aggregate grant date fair value of the awards reported in this column are set forth in our Consolidated Financial Statements. The values provided for these awards are based on applicable accounting standards and do not necessarily reflect the actual amounts realized or realizable. As of December 31, 2023, the aggregate number of option awards outstanding held by each non-employee director (including vested and unvested awards) serving on that date was as follows: Lawrence Steinman - 856; Prof. Sir Marc Feldmann - 856; Larry Gold – 375; Donald A. McGovern, Jr. – 3,085; Russell T. Ray – 346; Teresa DeLuca – 346; Francis Knuettel II – 346; and Pamela G. Marrone – 346.

(4)	Amounts paid were for services rendered as the Executive Chairman.

(5)	On September 4, 2023, we issued 1,130 shares of common stock to Dr. Gold, 1,326 shares of common stock to Mr. McGovern, 1,130 shares of common stock to Mr. Ray, and 1,179 shares of common stock to Dr. Marrone, in lieu of quarterly cash fees earned by each director for the quarter ended June 30, 2023.

(6)	Amounts paid were for consulting services rendered.

(a)	Resigned from the Board of Directors effective on December 17, 2023.

(b)	Resigned from the Board of Directors effective on March 7, 2024.

In connection with each of Mr. Ray’s, Dr. DeLuca’s, Mr. Knuettel’s and Dr. Marrone’s appointment to the Board of Directors, such persons entered into offer letters with us, dated on or around May 21, 2021 (collectively, the “Offer Letters”). The Offer Letters set forth the compensation that Mr. Ray, Dr. DeLuca, Mr. Knuettel and Dr. Marrone were entitled to receive, including a grant of options to purchase $425,000 of value of shares of our common stock (value per share and number of shares determined by the Black-Scholes calculation on the date of grant)(i.e., options to purchase 208 shares of common stock) (the “Initial Option Grant”), which have been granted to date, and which will vest as to 1/48 of the balance of the option shares upon each month of service after the date of grant and have an exercise price per share equal to the closing sales price of a share of common stock on the grant date. Each of such independent directors resigned from the Board of Directors on December 17, 2023, which also resulted in the termination of each of the Offer Letters.

Effective February 28, 2024, March 7, 2024 and March 7, 2024, the Board of Directors of the Company appointed Blair Jordan, Omar Jimenez and Ryan L. Smith (collectively, the “Appointees” and the “Appointments”) as members of the Board of Directors (“Board”), which Appointments were effective as of the same dates. Mr. Jordan, Mr. Jimenez and Mr. Smith were each appointed as a Class II director, and will serve until the Company’s 2024 Annual Meeting of Stockholders, until their successors have been duly elected and qualified, or until their earlier death, resignation or removal.

In connection with Messrs. Jordan’s, Jimenez’s and Smith’s appointments to the Board and on February 24, 2024, March 4, 2024 and March 5, 2024, respectively, to be effective upon each of their appointments to the Board, the Company entered into an offer letter with each of Messrs. Jordan, Jimenez and Smith (collectively, the “Offer Letters”). The Offer Letters provide for each of Messrs. Jordan, Jimenez and Smith to be paid $40,000 per year as an annual retainer fee for serving on the Board; Mr. Jordan to be paid $10,000 per year for serving as the Chairman of the Strategic and Alternatives Committee, and $15,000 per year for serving as the Lead Director; Mr. Jimenez to be paid $10,000 per year for serving as the Chairman of the Audit Committee; and Mr. Smith to be paid $10,000 per year for serving as the Chairman of the Compensation Committee and Nominating and Corporate Governance Committee. The Company agreed to pay each of Messrs. Jordan, Jimenez and Smith in connection with their appointment to the Board, quarterly in arrears, and pro-rated for partial quarters. Mr. Jordan was paid an initial fee of $7,500. Messrs. Jimenez and Smith have the option of receiving half of their compensation in cash and half of their compensation in stock, or alternatively receiving all of their compensation in cash, with half of such cash compensation accrued until such time as the Company raises an aggregate of $1 million from any source.

Board of Director Fees

The current policy of the Board of Directors is to pay each independent Board Member (of which there are none), in addition to equity compensation as may be approved from time to time by the Board of Directors and/or Compensation Committee, $40,000 per compensation year as an annual retainer fee payable to each member of the Board of Directors, plus additional committee fees of $5,000 for each member of the Compensation Committee or Nomination and Corporate Governance Committee, and $7,500 for each member of the Audit Committee or Risk Committee; $10,000 for the Chairperson of the Compensation Committee and the Nomination and Corporate Governance Committee and $15,000 for the Chairperson of the Audit Committee and of the Risk Committee. Additionally, the Lead Director (which position is currently open) is to receive an additional equity grant each year valued at $30,000. For independent directors, cash fees are earned and paid one quarter in arrears. The Board of Directors also currently grants each new independent director an option to purchase 264 shares of common stock, at the exercise price equal to the fair market value on the date of grant as calculated pursuant to the Plan, and such options vesting in equal monthly installments over the 48 months after the grant date, subject to the holder’s continued service to us on such vesting dates.

The Board of Directors has not yet initiated a recurring yearly equity compensation grant for independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management and Certain Beneficial Owners and Management

The following table contains information regarding the beneficial ownership of our voting stock as of April 29, 2024 (the “Date of Determination”), held by (i) each stockholder known by us to beneficially own more than 5% of the outstanding shares of any class of voting stock; (ii) our directors; (iii) our Named Executive Officers as defined in the paragraph preceding the Summary Executive Compensation Table contained elsewhere in this Amendment No. 1 and our current executive officers; and (iv) all current directors and executive officers as a group. Except where noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them. Unless otherwise noted, the address of each person listed below is c/o 180 Life Sciences Corp., 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, California 94306.

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

Beneficial ownership as set forth below is based on our review of our record stockholders list and public ownership reports filed by certain of our stockholders, and may not include certain securities held in brokerage accounts or beneficially owned by the stockholders described below.

Name and Address of Beneficial Owners	Number of Common Stock Shares Beneficially Owned		Percent of Common Stock**
Directors, Executive Officers and Named Executive Officers
James N. Woody	10,165	(1)	*
Jonathan Rothbard	2,856	(2)	*
Ozan Pamir	1,538	(3)	*
Lawrence Steinman	3,191	(4)	*
Blair Jordan	-		-
Omar Jimenez	-		-
Ryan Smith	-		-
All officers and directors as a group (7 persons)	17,750		1.9%

5% Stockholders
None.

*	Less than one percent.

**	Percentages based upon 916,590 shares of our common stock issued and outstanding at April 26, 2024.

(1)	Includes options to purchase 3,684 shares of common stock at an exercise price of $1,683.40 per share and options to purchase 2,960 shares of common stock with an exercise price of $12.73 per share, which have vested, and/or which vest within 60 days of the Record Date.

(2)	Includes options to purchase 789 shares of common stock at an exercise price of $1,501.00 per share and options to purchase 592 shares of common stock with an exercise price of $12.73 per share, which have vested, and/or which vest within 60 days of the Record Date.

(3)	Includes options to purchase 473 shares of common stock at an exercise price of $1,683.40 per share and options to purchase 592 shares of common stock with an exercise price of $12.73 per share, which have vested, and/or which vest within 60 days of the Record Date.

(4)	Includes options to purchase 65 shares of common stock at an exercise price of $1,501.00 per share and options to purchase 592 shares of common stock with an exercise price of $12.73 per share, which have vested, and/or which vest within 60 days of the Record Date.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2023, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted- average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders(1)	17,801	$635.00	3,394
Equity compensation plans not approved by stockholders(2)	167	$2,007.00	-
Total	341,411		3,394

(1)	Options granted and awards available for future issuance under the 2020 OIP (defined below) and 2022 OIP (defined below), each discussed below.

(2)	This relates to five-year warrants granted on March 12, 2021, for the purchase of 167 shares of our common stock at an exercise price of $2,007.00 held by Alliance Global Partners.

2020 Omnibus Incentive Plan

We have reserved 9,784 shares of our common stock for grant under our 2020 Omnibus Incentive Plan (“2020 OIP”), of which 1,924 shares are available for future awards as of the date of this Amendment No. 1 to Form 10-K.

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

2022 Omnibus Incentive Plan

We have reserved 223,679 shares of our Common Stock for grant under our 2022 Omnibus Incentive Plan, as amended and restated (“2022 OIP”), of which 139,070 shares are available for future awards as of the date of this Amendment No. 1.

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

Related Party Agreements

360 Life Sciences Corp. Agreement - Related Party (Acquisition of ReFormation Pharmaceuticals Corp.)

On July 1, 2020, we entered into an amended agreement with ReFormation Pharmaceuticals, Corp. (“ReFormation”) and 360 Life Sciences Corp. (“360”), whereby 360 has entered into an agreement to acquire 100% ownership of ReFormation, on or before July 31, 2020 (“Closing Date”). We used to share a director with each of ReFormation and 360. On March 25, 2022, our director resigned from serving on the Board of 360 and he had previously resigned from serving on the Board of Reformation. Upon the Closing Date, 360 agreed to make tranche payments in tranches to 180 LP in the aggregate amount of $300,000. The parties agreed that the obligations will be paid by 360 to 180 LP by payments of $100,000 for every $1,000,000 raised through the financing activities of 360, up to a total of $300,000, however, not less than 10% of all net financing proceeds received by 360 shall be put towards the obligation to us until paid in full. This transaction closed on July 31, 2020.

On February 26, 2019, 180 LP entered into a one-year agreement (the “Pharmaceutical Agreement”) with ReFormation, a related party that shares directors and officers of 180 LP, pursuant to which ReFormation agreed to pay 180 LP $1.2 million for rights of first negotiation to provide for an acquisition of any arising intellectual property or an exclusive licensing, partnering, or collaboration transaction to use any arising intellectual property with respect to a contemplated research agreement between us and Oxford (see Oxford University Agreements, above), which was signed on March 22, 2019 and therefore is the start date of the project. Of the $1.2 million receivable from Reformation pursuant to the Pharmaceutical Agreement, $0.9 million was received by us on March 14, 2019 and the remaining $0.3 million was expected to be received over the one-year term of the agreement.

180 LP is recognizing the income earned in connection with the Pharmaceutical Agreement on a straight-line basis over the term of the agreement. During the years ended December 31, 2023 and 2022, 180 LP recognized no income related to the Pharmaceutical Agreement, which is included in other income in the accompanying consolidated statement of operations and other comprehensive income loss. As of December 31, 2021, we charged the $300,000 receivable to bad debt expense.

On November 17, 2021, we provided notice to 360, which initiated the right of first negotiation term, which expired unexercised on February 1, 2022. As such, we are no longer under any obligation to negotiate with 360.

Notice of Acceleration

On December 29, 2020, we received notice from Marlene Krauss, M.D., the former Chief Executive Officer and director of KBL, alleging the occurrence of an event of default of the terms of a certain promissory note in the amount of $371,178, dated March 15, 2019, evidencing amounts owed by us to KBL IV Sponsor LLC (of which Dr. Krauss serves as sole managing member), for failure to repay such note within five days of the release of funds from escrow in connection with the terms of a purchase agreement. Dr. Krauss has declared the entire amount of the note to be immediately due and payable. The note, pursuant to its terms, accrues damages of $2,000 per day until paid in full (subject to a maximum amount of damages equal to the principal amount of the note upon the occurrence of the event of default thereunder). There are continuing disputes regarding amounts that may be due to Dr. Krauss under the note.

Service Agreement with Prof. Sir Marc Feldmann

See “Service Agreement with Prof. Sir Marc Feldmann (former Co-Executive Chairman)” under “Description of Material Consulting Agreements”, in the section entitled “Item 11. Executive Compensation”, above.

Prof. Jagdeep Nanchahal Consulting Agreement

See “Prof. Jagdeep Nanchahal Consulting Agreement” under “Description of Material Consulting Agreements”, in the section entitled “Item 11. Executive Compensation”, above.

Prof. Lawrence Steinman Consultancy Agreement and Consulting Agreement

See “Consultancy Agreement with Prof. Lawrence Steinman” and “Lawrence Steinman, M.D. Consulting Agreement” under “Description of Material Consulting Agreements”, in the section entitled “Item 11. Executive Compensation”, above.

General and Administrative - Related Parties

During the year ended December 31, 2022, we incurred general and administrative expenses - related parties of $5,612 compared to $462,580 incurred for the year ended December 31, 2021, representing a decrease of $456,968, or 99%. Of the expenses incurred during 2022, these primarily relate to professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof. Of the expenses incurred during 2021, approximately $338,000 represent bad debt expense incurred in connection with a receivable from related parties, and approximately $124,000 represents professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

During the year ended December 31, 2023, we incurred general and administrative expenses – related parties of $46,555 compared to $5,612 incurred for the year ended December 31, 2022, representing an increase of $40,943, or 730%. The increase is primarily related to an increase in related party consulting expenses of $41,000.

Interest Expense on Loans Payable

For the years ended December 31, 2023 and 2022, the Company recognized interest expense — related parties associated with outstanding loans payable of $18,436 and $14,156, respectively.

For the years ended December 31, 2023 and 2022, the Company recognized interest income — related parties associated with outstanding loans payable of $0 and ($1,490), respectively.

As of December 31, 2023, the Company had accrued interest — related parties associated with outstanding loans payable of $0.

As of December 31, 2022, the Company had accrued interest— related parties associated with outstanding loans payable $16,770.

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

The aggregate amount of accrued expenses due to related parties as of December 31, 2023 and December 31, 2022, is comprised of amounts due to Prof. Feldmann, Dr. Steinman, Dr. Rothbard, Dr. Woody and Mr. Pamir for deferred compensation.

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

Registration Rights

The holders of the founder shares and private placement units (and their component securities) and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering (“IPO”). The holders of these securities and their permitted transferees are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders and their permitted transferees have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement relating to our IPO and may not exercise their demand rights on more than one occasion. Further, the holders and their permitted transferees have certain “piggy-back” registration rights regarding the shares of our common stock issuable upon the conversion of a promissory note with respect to the registration statement(s) that we may file pursuant to the Registration Rights Agreement that we entered into in connection with the June 2020 offering. We satisfied the foregoing registration rights through the filing of a Registration Statement on Form S-1 (No. 333-248539), which registration statement was declared effective on November 2, 2020; provided, however, that such registration statement became stale and an updated registration went effective on August 24, 2021. We have an obligation to register shares held by KBL IV Sponsor LLC which shares have not been registered.

Related Party Litigation

Action Against Former Executive of KBL

On September 1, 2021, we initiated legal action in the Chancery Court of Delaware against Dr. Marlene Krauss, the Company’s former Chief Executive Officer and director (“Dr. Krauss”) and two of her affiliated companies, KBL IV Sponsor, LLC and KBL Healthcare Management, Inc. (collectively, the “KBL Affiliates”) for, among other things, engaging in unauthorized monetary transfers of the Company’s assets, non-disclosure of financial liabilities within the Consolidated Financial Statements, issuing shares of stock without proper authorization; and improperly allowing stockholder redemptions to take place. Our complaint alleges causes of action against Dr. Krauss and/or the KBL Affiliates for breach of fiduciary duties, ultra vires acts, unjust enrichment, negligence and declaratory relief, and seeks compensatory damages in excess of $11,286,570, together with interest, attorneys’ fees and costs. There can be no assurance that we will be successful in our legal actions. As of December 31, 2022, we have a legal accrual of $125,255 recorded to cover the legal expenses of the former executives of KBL.

On October 5, 2021, Dr. Krauss and the KBL Affiliates filed an Answer, Counterclaims and Third-Party Complaint (the “Krauss Counterclaims”) against our Company and twelve individuals who are, or were, directors and/or officers of our Company, i.e., Marc Feldmann, Lawrence Steinman, James N. Woody, Teresa DeLuca, Frank Knuettel II, Pamela Marrone, Lawrence Gold, Donald A. McGovern, Jr., Russell T. Ray, Richard W. Barker, Shoshana Shendelman and Ozan Pamir (collectively, the “Third-Party Defendants”). On October 27, 2021, we and Ozan Pamir filed an Answer to the Krauss Counterclaims, and all of the other Third-Party Defendants filed a Motion to Dismiss as to the Third-Party Complaint.

On January 28, 2022, in lieu of filing an opposition to the Motion to Dismiss, Dr. Krauss and the KBL Affiliates filed a Motion for leave to file amended counterclaims and third-party complaint, and to dismiss six of the current and former directors previously named, i.e., to dismiss Teresa DeLuca, Frank Knuettel II, Pamela Marrone, Russell T. Ray, Richard W. Barker and Shoshana Shendelman. The Motion was granted by stipulation and, on February 24, 2022, Dr. Krauss filed an amended Answer, Counterclaims and Third-Party Complaint (the “Amended Counterclaims”). In essence, the Amended Counterclaims allege (a) that we and the remaining Third-Party Defendants breached fiduciary duties to Dr. Krauss by making alleged misstatements against Dr. Krauss in SEC filings and failing to register her shares in the Company so that they could be traded, and (b) we breached contracts between us and Dr. Krauss for registration of such shares, and also failed to pay to Dr. Krauss the amounts alleged to be owing under a promissory note in the principal amount of $371,178, plus an additional $300,000 under Dr. Krauss’s resignation agreement. The Amended Counterclaims seek unspecified amounts of monetary damages, declaratory relief, equitable and injunctive relief, and attorney’s fees and costs.

On March 16, 2022, Donald A. McGovern, Jr. and Lawrence Gold filed a Motion to Dismiss the Amended Counterclaims against them, and we and the remaining Third-Party Defendants filed an Answer to the Amended Counterclaims denying the same. On April 19, 2022, Dr. Krauss stipulated to dismiss all of her counterclaims and allegations against both Donald A. McGovern, Jr. and Lawrence Gold, thereby mooting their Motion to Dismiss the Amended Counterclaims against them. The Company and the Third-Party Defendants intend to continue to vigorously defend against all of the Amended Counterclaims, however, there can be no assurance that they will be successful in the legal defense of such Amended Counterclaims. In April 2022, Donald A. McGovern, Jr. and Lawrence Gold were dismissed from the lawsuit as parties. Discovery has not yet commenced in the case. The Company and the Third-Party Defendants intend to continue to vigorously defend against all of the Amended Counterclaims, however, there can be no assurance that they will be successful in the legal defense of such Amended Counterclaims.

Action Against the Company by Dr. Krauss

On August 19, 2021, Dr. Krauss initiated legal action in the Chancery Court of Delaware against us. The original Complaint sought expedited relief and made the following two claims: (1) it alleged that we are obligated to advance expenses including, attorney’s fees, to Dr. Krauss for the costs of defending against the SEC and certain Subpoenas served by the SEC on Dr. Krauss; and (2) it alleged that we are also required to reimburse Dr. Krauss for the costs of bringing this lawsuit against us. On or about September 3, 2021, Dr. Krauss filed an Amended and Supplemental Complaint (the “Amended Complaint”) in this action, which added the further claims that Dr. Krauss is also allegedly entitled to advancement by us of her expenses, including attorney’s fees, for the costs of defending against the Third-Party Complaint in the Tyche Capital LLC action referenced below, and the costs of defending against our own Complaint against Dr. Krauss as described above. On or about September 23, 2021, we filed our Answer to the Amended Complaint in which we denied each of Dr. Krauss’ claims and further raised numerous affirmative defenses with respect thereto.

On November 15, 2021, Dr. Krauss filed a Motion for Summary Adjudication as to certain of the issues in the case, which was opposed by us. A hearing on such Motion was held on December 7, 2021, and, on March 7, 2022, the Court issued a decision in the matter denying the Motion for Summary Adjudication in part and granting it in part. The Court then issued an Order implementing such a decision on March 29, 2022. The parties are now engaging in proceedings set forth in that implementing Order. The Court granted Dr. Krauss’s request for advancement of some of the legal fees which Dr. Krauss requested in her Motion, and we were required to pay a portion of those fees while we objected to the remaining portion of disputed fees. These legal fees have been accrued on our balance sheet.

On October 10, 2022, Dr. Krauss filed an Application to compel us to pay the full amount of fees requested by Dr. Krauss for May-July 2022, and to modify the Court’s Order. We filed our Opposition thereto. On January 18, 2023, Dr. Krauss filed a Second Application to compel us to pay the full amount of fees requested by Dr. Krauss for August-October 2022, and to modify the Court’s Order. We filed our Opposition thereto. Although the Court has indicated that it would consider and rule on both of such Applications concurrently, no hearing has yet been scheduled by the Court. Notwithstanding any requirement by the Court for us to advance attorneys’ fees to Dr. Krauss, no adjudication has yet been made as to whether Dr. Krauss will ultimately be entitled to permanently retain such advancements. We are seeking payment for a substantial portion of such amounts from our director and officers’ insurance policy, of which no assurance can be provided that the directors’ and officers’ insurance policy will cover such amounts. See “Declaratory Relief Action Against the Company by AmTrust International” below.

In 2022 and 2023, we made payments in the aggregate amount of $2,566,850 and $1,115,254, respectively, to our former Chief Executive Officer, Dr. Marlene Krauss, a then greater than 5% stockholder, in settlement of certain claims by Dr. Krauss for the advancement of expenses incurred by Dr. Krauss in certain pending legal matters to which Dr. Krauss, pursuant to our organizational documents and Delaware law, was determined to be owed indemnification for. On April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company has advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $1.5 million after the payment of attorney’s fees. The Company is continuing its efforts to be reimbursed for advancement of expenses, of which there is no assurance.

Action Against Tyche Capital LLC

We commenced and filed an action against defendant Tyche Capital LLC (“Tyche”) in the Supreme Court of New York, in the County of New York, on April 15, 2021. In our Complaint, we alleged claims against Tyche arising out of Tyche’s breach of its written contractual obligations to us as set forth in a “Guarantee And Commitment Agreement” dated July 25, 2019, and a “Term Sheet For KBL Business Combination With CannBioRex” dated April 10, 2019 (collectively, the “Subject Guarantee”). We allege in our Complaint that, notwithstanding demand having been made on Tyche to perform its obligations under the Subject Guarantee, Tyche has failed and refused to do so, and is currently in debt to us for such failure in the amount of $6,776,686, together with interest accruing thereon at the rate set forth in the Subject Guarantee.

On or about May 17, 2021, Tyche responded to our Complaint by filing an Answer and Counterclaims against us alleging that it was us, rather than Tyche, that had breached the Subject Guarantee. Tyche also filed a Third-Party Complaint against six third-party defendants, including three members of our management, Prof. Sir Marc Feldmann, Dr. James Woody, and Ozan Pamir (collectively, the “Individual Company Defendants”), claiming that they allegedly breached fiduciary duties to Tyche with regards to the Subject Guarantee. In that regard, on June 25, 2021, each of the Individual Company Defendants filed a Motion to Dismiss Tyche’s Third-Party Complaint against them.

On November 23, 2021, the Court granted our request to issue an Order of attachment against all of Tyche’s shares of our stock that had been held in escrow. In so doing, the Court found that we had demonstrated a likelihood of success on the merits of the case based on the facts alleged in our Complaint.

On February 18, 2022, Tyche filed an Amended Answer, Counterclaims and Third-Party Complaint. On March 22, 2022, we and each of the Individual Company Defendants filed a Motion to Dismiss all of Tyche’s claims. A hearing on such Motion to Dismiss was held on August 25, 2022, and the Court granted the Motion to Dismiss entirely as to each of the Individual Company Defendants, and also as to three of the four Counterclaims brought against us, only leaving Tyche’s declaratory relief claim. On September 9, 2022, Tyche filed a Notice of Appeal as to the Court’s decision, which has not yet been briefed or adjudicated. On August 26, 2022, Tyche filed a Motion to vacate or modify our existing attachment Order against Tyche’s shares of our Common Stock held in escrow. We have filed our Opposition thereto, and the Court summarily denied such Motion without hearing on January 3, 2023. Tyche subsequently filed a Notice of Appeal as to that denial and filed its Opening Brief on January 30, 2023. We filed our opposition brief on March 2, 2023, and no hearing date has been set. On April 12, 2023, we filed a Motion for Summary Judgment against Tyche. The Court has scheduled a hearing in New York on such Motion for June 20, 2023.

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

Action Against Ronald Bauer & Samantha Bauer

We and two of our wholly-owned subsidiaries, Katexco Pharmaceuticals Corp. and CannBioRex Pharmaceuticals Corp. (collectively, the “Company Plaintiffs”), initiated legal action against Ronald Bauer and Samantha Bauer, as well as two of their companies, Theseus Capital Ltd. and Astatine Capital Ltd. (collectively, the “Bauer Defendants”), in the Supreme Court of British Columbia on February 25, 2022. The Company Plaintiffs are seeking damages against the Bauer Defendants for misappropriated funds and stock shares, unauthorized stock sales, and improper travel expenses, in the combined sum of at least $4,395,000 CAD (approximately 3,217,557.52 USD as of April 23, 2024) plus the additional sum of $2,721,036 USD. The Bauer Defendants filed an answer to the Company Plaintiffs’ claims on May 6, 2022. There can be no assurance that the Company Plaintiffs will be successful in this legal action.

Declaratory Relief Action Against the Company by AmTrust International

On June 29, 2022, AmTrust International Underwriters DAC (“AmTrust”), which was the premerger directors’ and officers’ insurance policy underwriter for KBL, filed a declaratory relief action against us in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking declaration of AmTrust’s obligations under the directors’ and officers’ insurance policy. In the Declaratory Relief Action, AmTrust is claiming that as a result of the merger we are no longer the insured under the subject insurance policy, notwithstanding the fact that the fees which we seek to recover from AmTrust relate to matters occurring prior to the merger.

On September 20, 2022, we filed our Answer and Counterclaims against AmTrust for bad faith breach of AmTrust’s insurance coverage obligations to us under the subject directors’ and officers’ insurance policy, and seeking damages of at least $2 million in compensatory damages, together with applicable punitive damages. In addition, we brought a Third-Party Complaint against our excess insurance carrier, Freedom Specialty Insurance Company (“Freedom”) seeking declaratory relief that Freedom will also be required to honor its policy coverage as soon as the amount of AmTrust’s insurance coverage obligations to us have been exhausted. On October 25, 2022, AmTrust filed its Answer to our Counterclaims and, on October 27, 2022, Freedom filed its Answer to the Third-Party Complaint.

On November 22, 2022, we filed a Motion for Summary Adjudication against both AmTrust and Freedom. The Motion was fully briefed, and a hearing was held on March 9, 2023. The standard to prevail on a Motion for Summary Adjudication in the Court is high to prevail and requires a judge to find that there are no disputed issues of fact so that they can rule on the issues as a matter of law. In this instance the judge found three major issues could be decided as a matter of law in our favor and that one issue, the Change in Control exclusion, requires further discovery.

On April 21, 2023, the Court issued an Order Granting in Part and Denying in Part our Motion for Partial Summary Judgment. Specifically, the Court granted summary adjudication in our favor on the following issues: (a) that we are, in fact, an insured under both the AmTrust and Freedom insurance policies; (b) that certain SEC subpoena related expenses for defendants Dr. Marlene Krauss, the Company’s former Chief Executive Officer and Director, and George Hornig, the former Chairman of the Board of Directors, are within the basic scope of coverage under both the AmTrust and Freedom insurance policies; and (c) that the Insured vs. Insured exclusion relied upon by AmTrust and Freedom is not applicable to bar any such coverage.

The Court also found that there were issues of disputed facts as to the Change in Control exclusion contained within the policies, which therefore precluded the Court from granting the remainder of our requests for summary adjudication as a matter of law. Accordingly, the Court, at this time, denied our further requests for summary adjudication and deemed that for the time being, the Change in Control issue is to be determined at the time of trial, in order to find that the policies (i) provide coverage for the fees which we have advanced and will advance to Dr. Marlene Krauss and George Hornig; (ii) that AmTrust has breached the policy; (iii) that AmTrust must pay such expenses of the Company; and that, once the AmTrust policy has been exhausted, (iv) Freedom will be obligated to pay such expenses of the Company pursuant to its policy. We intend to continue to vigorously pursue this final matter in order to establish our entitlement to full payment by both AmTrust and Freedom of the subject advancement expenses of the Company.

On April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company has advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $1.5 million after the payment of attorney’s fees. The Company is continuing its efforts to be reimbursed for advancement of expenses, of which there is no assurance. In the event that the Court ultimately rules in favor of AmTrust, we would be required to return any fees that we are reimbursed.

While we continue to believe we have a strong case against both AmTrust and Freedom, and we believe the Court ruling in our favor in regard to the matters discussed above is a significant positive outcome for us, there can be no assurance that we will prevail in this action.

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

Our Board of Directors has affirmatively determined that each of Blair Jordan, Omar Jiminez and Ryan Smith are an independent director as defined under the NASDAQ rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act, and has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Furthermore, the Board has determined that each of the members of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy and Alternatives, Risk, Safety and Regulatory Committee is independent within the meaning of Nasdaq director independence standards applicable to members of such committees, as currently in effect.

The Compensation Committee members also qualify as “non-employee directors” within the meaning of Section 16 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Change in Independent Registered Public Accounting Firm

On April 17, 2024, with the approval of the Audit Committee of the Board of Directors of the Company, the Company dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm, effective immediately. Also, on April 17, 2024, with the approval of the Audit Committee, the Company engaged M&K CPA’s, PLLC (“M&K CPAs”), as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024, effective immediately.

The audit reports of Marcum on the Company’s financial statements as of December 31, 2023 and 2022, and for the years ended December 31, 2023 and 2022 (the “Audit Periods”), did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that such opinions disclosed an uncertainty of the Company to continue as a going concern.

During the Audit Periods and during the period from December 31, 2023 through April 17, 2024, the Company had: (i) no disagreements with Marcum of the type contemplated by Item 304(a)(1)(iv) of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Marcum’s satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports; and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that the Audit Reports disclosed an uncertainty of the Company to continue as a going concern.

The Company provided Marcum with the disclosures above and requested Marcum to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements made by the Company and, if not, stating the respects in which it does not agree. A copy of Marcum’s letter is filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2024.

During the Audit Periods and during the period from December 31, 2023 through April 17, 2024, neither the Company nor anyone on its behalf consulted M&K CPAs regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (ii) any matter that was the subject of a “disagreement” (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a “reportable event” (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

Principal Accounting Fees and Services

Our independent public accounting firm for the years ended December 31, 2024 and 2023, was Marcum LLP, San Francisco, CA, PCAOB Auditor Firm Id: 688.

The following is a summary of fees paid or to be paid for audit, tax and related fees for services rendered during the periods indicated:

	For the Fiscal Year Ended December 31,
	2023	2022
Marcum
Audit Fees	$718,380	$682,951
Audit-Related Fees	—	—
Tax Fees	77,191	76,713
All Other Fees	—	—
Total	$795,571	$759,664

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

All Other Fees. Includes fees not included under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

Audit Committee Policy for Pre-approval of Independent Registered Public Accounting Firm Services

The Audit Committee of the Board is required to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The Audit Committee has established a policy regarding pre-approval of permissible audit, audit-related, and other services provided by the independent registered public accounting firm, which services are periodically reviewed and revised by the Audit Committee. Unless a type of service has received general pre-approval under the policy, the service will require specific approval by the Audit Committee. All audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2023 and 2022 were approved by the Audit Committee consistent with the policy described above.

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

180 LIFE SCIENCES CORP.

Date: April 29, 2024	/s/ James N. Woody
	By:	James N. Woody, Chief Executive Officer (Principal Executive Officer)