Form 10-Q
period 2024-03-31
180 Life Sciences Corp.
filed 2024-05-15
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, 941,590 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current Assets:
Cash	$675,977	$1,975,799
Prepaid expenses and other current assets	1,178,971	1,664,107
Total Current Assets	1,854,948	3,639,906
Intangible assets, net	1,586,792	1,619,570
Total Assets	$3,441,740	$5,259,476
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,784,150	$1,892,611
Accounts payable – related parties	53,076	266,009
Accrued expenses	1,416,790	1,869,814
Accrued expenses - related parties	53,708	-
Loans payable - current portion	772,334	1,034,124
Derivative liabilities	249	58
Total Current Liabilities	4,080,307	5,062,616
Loans payable - noncurrent portion	16,544	19,936
Deferred tax liability	299,355	304,657
Total Liabilities	4,396,206	5,387,209
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, 0 issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Class K Preferred Stock; 1 share authorized, 0 and 1 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 852,772 and 534,719 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	86	54
Additional paid-in capital	130,353,728	130,117,209
Accumulated other comprehensive income	(2,894,879)	(2,901,339)
Accumulated deficit	(128,413,401)	(127,343,657)
Total Stockholders’ Deficit	(954,466)	(127,733)
Total Liabilities and Stockholders’ Deficit	$3,441,740	$5,259,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Operating Expenses:
Research and development	$365,186	$578,309
Research and development - related parties	170,542	216,684
General and administrative	1,556,740	4,008,852
Total Operating Expenses	2,092,468	4,803,845
Loss From Operations	(2,092,468)	(4,803,845)

Other (Expense) Income:
Other income	1,039,364	-
Interest expense	(16,449)	(11,556)
Change in fair value of derivative liabilities	(191)	53,323
Total Other Income, Net	1,022,724	41,767
Loss Before Income Taxes	(1,069,744)	(4,762,078)
Income tax benefit	-	-
Net Loss	(1,069,744)	(4,762,078)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	6,460	663
Total Comprehensive Loss	$(1,063,284)	$(4,761,415)

Basic and Diluted Net Loss per Common Share
Basic	$(1.68)	$(24.15)
Diluted	$(1.68)	$(24.15)

Weighted Average Number of Common Shares Outstanding:
Basic	638,339	197,219
Diluted	638,339	197,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	For The Three Months Ended March 31, 2024
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance - January 1, 2024	534,719	$54	$130,117,209	$(2,901,339)	$(127,343,657)	$(127,733)
Shares issued from exercise of pre-funded warrants related to Amendment to August 2023 Offering	257,205	26	463	-	-	489
Adjustment related to reverse stock split	60,848	6	(6)	-	-	-
Stock-based compensation	-	-	236,062	-	-	236,062
Comprehensive (loss) income:
Net loss	-	-	-	-	(1,069,744)	(1,069,744)
Other comprehensive income	-	-	-	6,460	-	6,460
Balance - March 31, 2024	852,772	$86	$130,353,728	$(2,894,879)	$(128,413,401)	$(954,466)

	For The Three Months Ended March 31, 2023
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2023	197,209	$20	$121,637,966	$(2,885,523)	$(107,408,545)	$11,343,918
Stock-based compensation	-	-	557,421	-	-	557,421
Comprehensive (loss) income:
Net loss	-	-	-	-	(4,762,078)	(4,762,078)
Other comprehensive income	-	-	-	663	-	663
Balance - March 31, 2023	197,209	$20	$122,195,387	$(2,884,860)	$(112,170,623)	$7,139,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net (Loss) Income	$(1,069,744)	$(4,762,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
Shares issued for services	-	-
Amortization of stock options and restricted stock units	236,062	557,421
Amortization of intangibles	23,576	21,772
Change in fair value of derivative liabilities	191	(53,323)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	480,533	424,913
Accounts payable	(97,254)	(621,861)
Accounts payable – related parties	(212,543)	-
Accrued expenses	(447,946)	526,367
Accrued expenses – related parties	53,708	36,898
Total adjustments	36,327	892,187
Net Cash Used In Operating Activities	(1,033,417)	(3,869,891)

Cash Flows From Financing Activities
Proceeds from exercise of pre-funded warrants from the Amendment to August 2023 Offering	489	-
Repayment of loans payable	(264,883)	(469,810)
Net Cash Used In Financing Activities	(264,394)	(469,810)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Expressed in US Dollars)

(unaudited)

Effect of Exchange Rate Changes on Cash	(2,011)	15,775

Net Decrease In Cash	(1,299,822)	(4,323,926)
Cash - Beginning of Period	1,975,799	6,970,110
Cash - End of Period	$675,977	$2,646,184

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$12,078	$7,265

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

The Company is a clinical stage biotechnology company focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis, and other inflammatory diseases. We have three product development platforms:

●	fibrosis and anti-tumor necrosis factor (“TNF”);

●	drugs which are derivatives of cannabidiol (“CBD”) or cannabigerol (“CBG”) analogues (“SCAs”); and

●	alpha 7 nicotinic acetylcholine receptor (“α7nAChR”).

Due to restrictions in the Company’s resources, the Company has slowed down research and development activities significantly in the SCA platform and the anti-TNF platform, and the Company has not made progress in the α7nAChR platform and has suspended further research and development activity in this program.

The Company is currently evaluating all options to monetize its existing assets, in addition to exploring other strategic alternatives to maximize value for its stockholders. Potential strategic alternatives that may be explored or evaluated by the Company as part of this process include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transactions involving the Company.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. As of March 31, 2024, the Company had an accumulated deficit of $128,413,401 and a working capital deficit of $2,225,359, and for the quarter ended March 31, 2024, a net loss of $1,069,744 and cash used in operating activities of $1,033,417. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 under Note 3 - Summary of Significant Accounting Policies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the quarter ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2023, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these condensed consolidated financial statements include, but are not limited to, the fair value of financial instruments, warrants, options, derivative liabilities and R&D tax credits and accruals. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries was the British Pound (“GBP”) (1.264 and 1.273 GBP to 1 US dollar, each as of March 31, 2024 and December 31, 2023, respectively) for balance sheet accounts, while expense accounts are translated at the weighted average exchange rate for the period (1.271 and 1.214 GBP to 1 US dollar for each of the three months ended March 31, 2024 and 2023, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three months ended March 31, 2024 and 2023, the Company recorded other comprehensive income of $6,460 and $663, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($1) and ($1,117) of foreign currency transaction losses for the three months ended March 31, 2024 and 2023, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Intangible Assets

Intangible assets consist of licensed patents held by Katexco, a wholly-owned subsidiary of the Company, as well as technology licenses acquired in connection with the July 2019, corporate restructuring completed between the Company and each of 180 LP, Katexco and CBR Pharma, pursuant to which each of 180 LP, Katexco and CBR Pharma became wholly-owned subsidiaries of the Company (the “Reorganization”). Licensed patents are amortized over the remaining life of the patent. Technology licenses represent the fair value of licenses acquired for the development and commercialization of certain licenses and knowledge. The technology licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents. It will be necessary to monitor and possibly adjust the useful lives of the licensed patents and technology licenses depending on the results of the Company’s research and development activities.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Insurance	$684,755	$934,990
Research and development expense tax credit receivable	-	440,161
Professional fees	483,992	279,039
Value-added tax receivable	10,224	9,917
Taxes	-	-
	$1,178,971	$1,664,107

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Consulting fees	$121,862	$645,081
Professional fees	127,522	184,846
Litigation accrual	49,999	49,999
Employee and director compensation	667,493	530,383
Research and development fees	361,711	378,683
Interest	76,659	70,923
Other	11,544	9,899
	$1,416,790	$1,869,814

During the three months ended March 31, 2024, the Company had amounts due to contractors related to certain R&D programs that were forgiven; as a result, the Company reduced its accounts payable and accrued liabilities accounts by $588,506 and $450,859, respectively, during the period and recorded the forgiven amounts as other income for a total of $1,039,364 on the income statement.

NOTE 6 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of derivative liabilities. These include warrants sold in a private placement in connection with the Company’s initial public offering (the “Private SPAC”), warrants sold in a private offering on February 23, 2023 (the “PIPE”), and certain other warrants (“Other Warrants”) which are classified as Level 3 derivative liabilities, and warrants sold publicly in our initial public offering (“Public SPAC ”), which are classified as Level 1 derivative liabilities in the following table and are measured at fair value on a recurring basis:

	Warrants(1)
	Public	Private
	SPAC	SPAC	PIPE	Other	Total
Balance as of January 1, 2024	$58	$-	$-	$-	$58
Change in fair value of derivative liabilities	191	-	-	-	191
Balance as of March 31, 2024	$249	$-	$-	$-	$249

(1)	There are 15,132 Public SPAC warrants, 662 Private SPAC warrants, 6,748 PIPE warrants and 234 Other warrants outstanding as of March 31, 2024; all but the Public SPAC warrants are valued at zero as of the current period end.

The fair value of the derivative liabilities as of March 31, 2024 and December 31, 2023 was estimated using the Black Scholes option pricing model, with the following assumptions used to determine the values of Level 3 derivative liabilities:

March 31, 2024
Risk-free interest rate	4.63% - 5.40%
Expected term in years	0.34 – 1.90
Expected volatility	100.0% - 120.0%
Expected dividends	0%

December 31, 2023
Risk-free interest rate	3.71% - 5.50%
Expected term in years	0.59 – 2.90
Expected volatility	100.0% - 110.0%
Expected dividends	0%

NOTE 7 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the quarter ended March 31, 2024:

	Principal balance at December 31, 2023	Principal repaid in cash	Effect of foreign exchange rates	Principal balance at March 31, 2024
Bounce Back Loan Scheme	$32,818	$(3,167)	$(239)	$29,412
First Insurance - 2023	785,150	(261,716)	-	523,434
Other loans payable	236,092	-	(60)	236,032
Total loans payable	$1,054,060	$(264,883)	$(299)	$788,878
Less: loans payable – current portion	1,034,124			772,334
Loans payable – noncurrent portion	$19,936			$16,544

For the three months ended March 31, 2024 and 2023, the Company recognized interest expense associated with loans payable of $16,449 and $11,556, respectively. As of March 31, 2024 and December 31, 2023, the Company had accrued interest associated with loans payable of $76,659 and $70,923, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of March 31, 2024.

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

On April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company has advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $1.5 million after the payment of attorney’s fees. On May 9, 2024, AmTrust paid the Company $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company expects to receive $200,093 after the payment of attorney’s fees.

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

D&O Insurance Lawsuit

On February 12, 2024, the judge in the Company’s pending lawsuit in the U.S. District Court Northern District of California, San Jose Division, granted a Motion for Partial Summary Judgment against AmTrust International Underwriters DAC (“AmTrust”), which was the pre-merger directors’ and officers’ insurance policy underwriter for the Company and the Company’s excess insurance carrier, Freedom Specialty Insurance Company (“Freedom”), and ordered as follows: (a) AmTrust is obligated under its insurance policy with the Company to advance to the Company all defense costs in excess of the deductible that the Company has advanced or will advance to Dr. Marlene Krauss, the Company’s former Chief Executive Officer and Director, and George Hornig, the former Chairman of the Board of Directors, in connection with certain subpoenas issued by the Securities and Exchange Commission; and (b) upon exhaustion of the AmTrust insurance policy, Freedom is obligated to do the same pursuant to its excess liability insurance policy with the Company.

This Order applies until the final disposition of the case, but does not constitute a final judgment, and both the Company and the two insurers retain their rights to contest all applicable issues at trial, which is scheduled for May 12, 2025.

On April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company has advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $1.5 million after the payment of attorney’s fees. On May 9, 2024, AmTrust paid the Company $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company expects to receive $200,093 after the payment of attorney’s fees.

It is unclear whether the defendants will take steps to appeal this order, the outcome of any such appeal, the timing of our receipt of any further funds we may receive pursuant to the order related to reimbursement of amounts related to the SEC Subpoenas, if any, or such amounts that we may ultimately receive.

A final judgment following trial could potentially confirm these obligations of the insurers or, alternatively, reverse and require the Company to repay all or certain portions of such advance payments. There is no assurance at this time as to what the final judgment may entail.

Amendments to Compensation Agreements

On January 10, 2024, and effective on January 1, 2024, the Company entered into (a) a Fourth Amendment to Amended and Restated Employment Agreement with Dr. James Woody, the then CEO and Director of the Company; (b) a Fourth Amendment to Employment Agreement with Dr. Jonathan Rothbard, the Chief Science Officer (CSO) of the Company; (c) a Third Amendment to Consulting Agreement with Dr. Lawrence Steinman, the then Executive Chairman of the Company; and (d) a Second Amendment to Consulting Agreement with Prof. Sir Marc Feldmann, the former Executive Co-Chairman of the Company (collectively, the “Amendments”), which each amended the compensation agreements then in place with such individuals.

Pursuant to the Amendments, each of Dr. Woody and Dr. Rothbard, effective as of January 1, 2024, agreed to a reduction of the base salaries set forth in their respective amended employment agreements, by 50%, to $245,000 per year for Dr. Woody and to $100,000 per year for Dr. Rothbard, with the amount of such salary reductions ($20,416 per month for Dr. Woody and $8,333 per month for Dr. Rothbard) accruing monthly in arrears, to be paid upon the Company raising at least $5,000,000 in funding subsequent to the date of the Amendments (the “Funding Date”), provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety.

Also pursuant to the Amendments, each of Dr. Steinman and Sir Feldmann, effective as of January 1, 2024, agreed to a reduction of the base salaries set forth in their respective consulting agreements, by 100%, to $0 per year for each of Dr. Steinman and Sir Feldmann, with the amount of such salary reductions ($18,750 per month or $225,000 per year, for Dr. Steinman and £14,167 per month or £170,000 per year, for Sir Feldmann) accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety.

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

NOTE 9 – STOCKHOLDERS’ (DEFICIT) EQUITY

Reverse Stock Split during 2024

On February 16, 2024, at a Special Meeting of the Stockholders of the Company, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-forty, inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to February 16, 2025. On February 16, 2024, the Company’s Board approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-19. Pursuant to the Certificate of Amendment filed to affect the Reverse Stock Split, the Reverse Stock Split was effective on February 28, 2024 and the shares of the Company’s common stock began trading on NASDAQ on a post-split basis on February 28, 2024, with new CUSIP number: 68236V302. No change was made to the trading symbol for the Company’s shares of common stock or public warrants, “ATNF” and “ATNFW”, respectively, in connection with the Reverse Stock Split.

In addition, the number of shares of common stock issuable upon exercise of stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plans) were proportionately adjusted by the applicable administrator, using the 1-for-19 ratio, and rounded down to the nearest whole share. The conversion rates of the Company’s preferred stock (of which none are outstanding) were adjusted in a ratio of 1-for-19. The number of shares issuable upon exercise of the Company’s outstanding warrants to purchase shares of common stock outstanding were equitably adjusted pursuant to the terms of such securities in connection with the 1-for-19 Reverse Stock Split. In addition, the exercise price for each outstanding stock option and warrant were increased in inverse proportion to the 1-for-19 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee or warrant holder to the Company for the shares subject to the option or warrant will remain approximately the same as the aggregate exercise price prior to the Reverse Stock Split, subject to the terms of such securities.

Further, pursuant to the terms of the Company’s Class K Special Voting Shares (the “Voting Stock”), following the Effective Time, the Voting Stock was convertible into a number of shares of common stock equal to, and votes a number of voting shares equal to, 14 shares; provided that such Class K Special Voting Shares were subsequently converted into 14 shares of common stock on March 14, 2024. As a result of such conversion, there are no longer any Class K Special Voting Shares outstanding. The Company’s Class C Special Voting Shares had converted into common stock in previous reporting periods and there are no longer any Class C Special Voting Shares outstanding.

The rights and privileges of the holders of shares of common stock are substantially unaffected by the Reverse Stock Split.

Granting of Extension to Regain Nasdaq Compliance

On September 7, 2023, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Rule”) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. On January 11, 2024, Nasdaq advised the Company that it had determined to grant the Company an extension to regain compliance with the Rule.

The terms of the extension were as follows: on or before May 13, 2024, the Company was required to complete certain transactions described in greater detail in the compliance plan, contemplated to result in the Company increasing its stockholders’ equity to more than $2.5 million, and opt for one of the two alternatives to evidence compliance with the Rule. Additionally, in either case the Company was required to disclose that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting. Regardless of which alternative the Company chooses, if the Company failed to evidence compliance upon filing its next periodic report with the SEC following the end of such compliance period (i.e., its Quarterly Report for the Quarter ended June 30, 2024), the Company may be subject to delisting.

While the Company was able to undertake some of the transactions described in the compliance plan, it was unable to regain compliance with the Rule prior to the end of the plan period (May 13, 2024). As a result, on May 14, 2024, the Company received a delist determination letter from the Listing Qualifications department of The Nasdaq Stock Market LLC (the “Staff”) advising the Company that the Staff had determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Current Report Form 8-K by the May 13, 2024 deadline previously required by the Staff, evidencing compliance with the Rule. As a result, unless the Company requests an appeal of the Staff’s determination, trading of the Company’s common stock will be suspended at the opening of business on May 23, 2024, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s common stock and warrants from listing and registration on The Nasdaq Stock Market.

The Company intends to submit a hearing request to the Nasdaq Hearings Panel (the “Panel”), which request is expected to stay any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires.

At the Panel hearing, the Company intends to present a plan to regain compliance with the minimum stockholders’ equity requirement. In the interim, the Company’s common stock will continue to trade on Nasdaq under the symbol “ATNF” at least pending the ultimate conclusion of the hearing process.

There can be no assurance that the Company’s plan will be accepted by the Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements. If the Company’s common stock and warrants are delisted, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

The Company is continuing to work towards completing the necessary transactions in an effort to achieve compliance with the Rule.

Separately, on May 14, 2024, the Staff provided us notice of our non-compliance with the audit committee requirements for continued listing on The Nasdaq Capital Market set forth in Listing Rule 5605(c)(2), which requires that listed companies maintain an audit committee of at least three independent directors. Nasdaq provided the Company a cure period in order to regain compliance as follows: until the earlier of the Company’s next annual shareholders’ meeting or May 7, 2025; or if the next annual shareholders’ meeting is held before November 4, 2024, then the Company must evidence compliance no later than November 4, 2024. In the event the Company does not regain compliance by the applicable date above, Nasdaq rules require the Staff to provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Company is currently seeking out qualified independent directors to serve on the Company’s audit committee and plans to regain compliance with Listing Rule 5605(c)(2) in the near future.

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

Amendment to August 2023 Offering

On August 9, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Purchaser”), in addition to certain purchasers who relied on the Company’s registration statement filed with the SEC on July 25, 2023, which became effective on August 9, 2023, pursuant to which the Company agreed to sell an aggregate of 35,102 shares of common stock (the “August 2023 Shares”), pre-funded warrants to purchase up to an aggregate of 207,814 shares of common stock (“August 2023 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 242,915 shares of common stock (the “August 2023 Common Warrants”), at a combined purchase price of $12.35 per share and warrant (the “August 2023 Offering”). Aggregate gross proceeds from the August 2023 Offering were $2,999,606. Net proceeds to the Company from the offering, after deducting the placement agent fees and other offering expenses payable by the Company, were approximately $2.7 million. The placement agent fees and offering expenses of approximately $300,000 were accounted for as a reduction of additional paid in capital. The August 2023 Offering closed on August 14, 2023.

On November 28, 2023, the Company entered into an amendment to the August 2023 Offering (“Amendment to the August 2023 Offering”), whereby (i) the Purchaser agreed to pay an additional $830,769 in connection with the repricing of the August 2023 Shares and August 2023 Pre-Funded Warrants (the “Repricing Amount”), (ii) the Company agreed to issue to the Purchaser additional pre-funded warrants to purchase up to 257,205 shares of common stock, with an exercise price of $0.0019 per share (the “Additional Pre- Funded Warrants”), and warrants to purchase up to 477,058 shares of common stock, with an exercise price of $3.23 per share (the “Additional Common Warrants”, collectively the “Additional Warrants”), and (iii) the Company and the Purchaser agreed to enter into the warrant amendment agreement (as described below).

Other than exercise price and exercisability, the Additional Warrants have the same terms and conditions as the August 2023 Pre-funded Warrants and the August 2023 Common Warrants and, as such, were determined to be equity-classified because they met the limited exception in the case of a change-in-control. Because the Additional Warrants are equity-classified, the placement agent fees and offering expenses will be accounted for as a reduction of additional paid in capital. The Additional Warrants were not exercisable until the Company obtained stockholder approval with respect to the issuance of the 734,262 shares of common stock issuable upon exercise of the warrants, at which point the Additional Pre-Funded Warrants remained exercisable until all the Additional Pre-Funded Warrants were exercised in full, and the Additional Common Warrants will remain exercisable until the fifth anniversary of the stockholder approval date. The stockholder approval date occurred on February 16, 2024.

In accordance with the Amendment to the August 2023 Offering, the Company entered into a warrant amendment agreement to amend the following outstanding warrants held by the Purchaser: (i) warrants to purchase up to 16,138 shares of common stock issued in July 2022; (ii) warrants to purchase up to 135,339 shares of common stock issued in December 2022; (iii) warrants to purchase up to 82,668 shares of common stock issued in April 2023; and (iv) warrants to purchase up to 242,915 shares of common stock issued in August 2023 (collectively, the “Existing Common Warrants”). Pursuant to the warrant amendment agreement, the Existing Common Warrants were not exercisable until the Company obtained stockholder approval for the issuance of up to 477,058 shares of common stock upon exercise of the Existing Common Warrants. The Existing Common Warrants have an exercise price equal to $3.23 per share, and the Existing Common Warrants will expire on the fifth anniversary of the stockholder approval date. The stockholder approval date occurred on February 16, 2024.

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

During February and March 2024, all the additional 257,205 pre-funded warrants issued in connection with the Amendment to the August 2023 Offering were exercised for a value of $489, and there are no additional pre-funded warrants remaining. No additional common warrants have been exercised.

Second Amendment to the 2022 Omnibus Incentive Plan

On February 16, 2024, the Company held a special meeting of its stockholders as of December 18, 2023 and approved the adoption of a Second Amendment to the 180 Life Sciences Corp. 2022 Omnibus Incentive Plan. Such amendment increased the maximum number of shares available to be issued under the Plan from 24,736 shares to 223,679 shares.

Stock Options

A summary of the option activity during the quarter ended March 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value
Outstanding, January 1, 2024	17,788	$633.95	9.0	-
Forfeited	(4,834)	-	-	-
Outstanding, March 31, 2024	12,954	$689,53	8.4	$-

Exercisable, March 31, 2024	9,411	$908.25	8.1	$-

A summary of outstanding and exercisable stock options as of March 31, 2024 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$1,683.40	4,157	6.9	4,143
$1,501.00	984	7.7	949
$516.80	710	8.1	183
$12.73	7,103	9.4	4,136
	12,954	8.1	9,411

The Company recognized stock-based compensation expense of $236,063 for the three months ended March 31, 2024, related to the amortization of stock options; expense of $234,113 is included within general and administrative expenses on the condensed consolidated statements of operations for the three-month period and expense of $1,950 is included within research and development expenses on the condensed consolidated statements of operations for the three month period. The Company recognized stock-based compensation expense of $557,421 for the three months ended March 31, 2023 related to the amortization of stock options and restricted stock shares; expense of $470,703 is included within general and administrative expenses and expense of $86,718 is included within research and development expenses on the condensed consolidated statements of operations. As of March 31, 2024, there was $255,048 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 1.6 years.

Warrants

A summary of the warrant activity (including both liability and equity classified instruments) during the quarter ended March 31, 2024 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2024	1,240,768	$83.98	5.1	$-
Exercised	(257,205)	0.0019	-	-
Outstanding, March 31, 2024	983,473	$105.94	4.8	$-

Exercisable, March 31, 2024	983,473	$105.94	4.8	-

A summary of outstanding and exercisable warrants as of March 31, 2024 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$1,900.00	6,748	1.9	6,748
$2,006.40	168	1.1	168
$2,686.60	66	0.3	66
$2,850.00	6,579	2.4	6,579
$4,370.00	15,794	1.6	15,794
$3.23	954,118	4.9	954,118
	983,473	4.8	983,473

NOTE 10 - RELATED PARTIES

Accounts Payable – Related Parties

Accounts payable - related parties were $53,076 and $266,009 as of March 31, 2024 and December 31, 2023, respectively, and consist of amounts due to certain officers and directors of the Company, as well as deferred compensation for certain executives. For the accounts payable – related party balance as of December 31, 2023, approximately $210,000 relates to income taxes payable to the U.K. government for the salary of Prof. Sir Marc Feldmann, who serves as the Chairman, CEO and Executive Director of CannBioRex. Such amount was paid during the first quarter of 2024 upon receipt of the R&D tax credit.

Accrued Expenses - Related Parties

Accrued expenses - related parties were $53,708 and $0 as of March 31, 2024 and December 31, 2023, respectively, and consist of interest accrued on loans and convertible notes due to certain officers and directors of the Company, as well as deferred compensation for certain executives.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $170,542 and $216,684 during the quarters ended March 31, 2024 and 2023, respectively, are related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

NOTE 11 - SUBSEQUENT EVENTS

Reimbursement from AmTrust

On April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company has advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $1.5 million after the payment of attorney’s fees. On May 9, 2024, AmTrust paid the Company $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company expects to receive $200,093 after the payment of attorney’s fees (see Note 8).

Shares issued to former Board Members

On April 23, 2024, the Company issued 63,818 shares of common stock to former board members, in lieu of cash, to compensate for the accrued board of director fees.

Woody Separation Agreement

On May 7, 2024, Dr. James N. Woody resigned as Chief Executive Officer (Principal Executive Officer), and as a member of the Board of Directors, of the Company effective the same date, and entered into a Separation and Release Agreement with the Company (the “Woody Separation Agreement”).

Under the Woody Separation Agreement, the Company (a) paid Dr. Woody $50,000 in cash, less all applicable withholdings and required deductions (the “Severance Cash”); (b) issued Dr. Woody 25,000 fully-vested shares of the Company’s common stock; and (c) provided Dr. Woody the right to earn the Future Contingent Payment (as defined below). The amounts above (except for the amounts payable pursuant to (c), which shall be paid by the 15th day following the date such payment is due as discussed below), is required to be paid within 15 days of the date of Dr. Woody’s resignation (the “Payment Date”). We also agreed to pay Dr. Woody a bonus of $50,000 (the “Future Contingent Payment”), [A] if we, within the 24 months following the date of Dr. Woody’s resignation, complete any corporate transaction, including but not limited to any merger, reverse merger, acquisition, disposal, joint-venture and/or investment involving the Company (a “Corporate Transaction”), which results in a Change of Control (a “Change of Control” means any Corporate Transaction pursuant to which the ownership of an aggregate of 50.1% or more of the outstanding shares of the Company is held by one or more parties after completing the Corporate Transaction); or [B] if we raise at least $5 million from any source within 12 months from Dr. Woody’s resignation date. The Future Contingent Payment is to be forfeited from Dr. Woody in the event that we are required to restate any financial statements of the Company for periods prior to Dr. Woody’s resignation date, if Dr. Woody was Chief Executive Officer of the Company during such period(s), or any disclosure made by the Company in any report or filing with the Securities and Exchange Commission, is found by the Company to be materially incorrect or misleading, as determined by the reasonable discretion of the Board of Directors of the Company (each a “Forfeiture Trigger”). In the event a Forfeiture Trigger occurs or is deemed to have occurred, Dr. Woody is also required to promptly repay in full the Severance Cash.

Under the Woody Separation Agreement, Dr. Woody agreed to provide a customary general release to the Company, waived any severance pay that would have been due pursuant to the terms of his employment agreement, agreed to the termination of his employment agreement, and also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company. The 25,000 fully-vested shares of the Company’s common stock due to Dr. Woody will be issued under the Company’s Second Amended and Restated 2022 Omnibus Incentive Plan.

Rothbard Separation Agreement and Consulting Agreement

On May 7, 2024, Dr. Jonathan Rothbard resigned as Chief Scientific Officer of the Company effective the same date and entered into a Separation and Release Agreement with the Company (the “Rothbard Separation Agreement”).

Under the Rothbard Separation Agreement, the Company agreed to pay Dr. Rothbard $200 in cash, less all applicable withholdings and required deductions. Under the Rothbard Separation Agreement, Dr. Rothbard agreed to provide a customary general release to the Company, waived any severance pay that would have been due pursuant to the terms of his employment agreement, agreed to the termination of his employment agreement, and also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company.

Effective on May 7, 2024, the Company entered into a Consulting Agreement with Dr. Rothbard pursuant to which he agreed to provide general consulting services to the Company for a term of six months, for $150 per hour (the “Rothbard Consulting Agreement”). The agreement contains standard and customary confidentiality requirements.

Steinman Fourth Amendment to Consulting Agreement

On May 7, 2024, the Company entered into a Fourth Amendment to Consulting Agreement with Dr. Lawrence Steinman, the then Executive Chairman of the Board (the “Fourth Amendment”). Pursuant to the Fourth Amendment, Dr. Steinman waived and forgave all amounts accrued and owed to him under the Consulting Agreement through such date, and agreed that compensation payable to him under the Consulting Agreement moving forward would be $0, provided that as long as Dr. Steinman remains a member of the Board of Company, he is to receive the same compensation payable to other non-executive members of the Board of Directors.

Mr. Steinman also agreed to step down as Executive Chairman of the Board of Directors and will instead just serve as a regular member of the Board of Directors, provided that on May 7, 2024, Dr. Steinman was appointed as a member of the Strategy and Alternatives Committee of the Company.

Appointment of Interim Chief Executive Officer and Consulting Agreement

Also effective on May 7, 2024, the Board of Directors appointed Mr. Blair Jordan, a then member of the Board of Directors of the Company, as Interim Chief Executive Officer and Principal Executive Officer of the Company, to fill the vacancy left by Dr. Woody’s resignation. Upon such appointment, Mr. Jordan ceased being the Lead Independent director of the Company (which position is currently vacant), and ceased being a member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board of Directors.

On May 7, 2024, the Company entered into an Executive Consulting Agreement with Mr. Jordan and Blair Jordan Strategy and Finance Consulting Inc. (an entity owned by Mr. Jordan) (“Jordan Consulting” and the “Jordan Consulting Agreement”). Pursuant to the Jordan Consulting Agreement, the Company agreed to engage Jordan Consulting to provide the services of Mr. Jordan to the Company as Interim Chief Executive Officer of the Company. The Jordan Consulting Agreement has a term through April 30, 2025, unless otherwise terminated pursuant to the terms of the agreement (discussed below) and provides for Mr. Jordan to act as Interim Chief Executive Officer of the Company, and to be paid $216,000 per year in consideration for services rendered to the Company, plus a $250,000 bonus in the event that the Company completes a Corporate Transaction which results in a Change of Control. Notwithstanding the above, the Board of Directors, with the recommendation of the Compensation Committee, may grant Mr. Jordan bonuses from time to time in its discretion, in cash or equity. The Jordan Consulting Agreement includes customary confidentiality, non-disclosure and proprietary right requirements of Jordan Consulting and Mr. Jordan, and a prohibition on Jordan Consulting and Mr. Jordan competing against us during the term of the agreement.

The Jordan Consulting Agreement terminates automatically upon the completion of a Corporate Transaction (provided we pay the transaction bonus discussed above). We have the right to terminate the Jordan Consulting Agreement at any time, provided that if we terminate the agreement after 60 days and prior to completion of a Corporate Transaction, then we agreed to pay Jordan Consulting $75,000 in connection with such termination, within 60 days of such termination.

We are also able to terminate the Jordan Consulting Agreement at any time, without notice upon: (a) the death or physical or mental incapacity of Mr. Jordan if as a result of which Mr. Jordan is unable to perform services for a period in excess of 60 days; (b) in the event Mr. Jordan or a related party to Mr. Jordan ceases to own or control 100% of Jordan Consulting; (c) the Board terminating the Jordan Consulting Agreement for just cause where “just cause” means any of the following events: (i) any material or persistent breach by Jordan Consulting or Mr. Jordan of the terms of the agreement; (ii) the conviction of Jordan Consulting or Mr. Jordan of a felony offence, or the equivalent in a non-American jurisdiction, or of any crime involving moral turpitude, fraud or misrepresentation, or misappropriation of money or property of the Company or any affiliate of the Company; (iii) a willful failure or refusal by Jordan Consulting or Mr. Jordan to satisfy its respective obligations to the Company under the agreement including without limitation, specific lawful directives, reasonably consistent with the agreement, or requests of the Board; (iv) any negligent or willful conduct or omissions of Jordan Consulting or Mr. Jordan that directly results in substantial loss or injury to the Company; (v) fraud or embezzlement of funds or property, or misappropriation involving the Company’s assets, business, customers, suppliers, or employees; (vi) any failure to comply with any of the Company’s written policies and procedures, including, but not limited to, the Company’s Corporate Code of Ethics and Insider Trading Policy, provided that subject to certain limited exceptions, we must first give written notice to Jordan Consulting and Mr. Jordan, as applicable, advising them of the acts or omissions that constitute failure or refusal to perform their obligations and that failure or refusal continues after Jordan Consulting and Mr. Jordan, as applicable, has had thirty (30) days to correct the acts or omissions as set out in the notice.

If the Company terminates the Jordan Consulting Agreement for just cause, we are required to pay Jordan Consulting any unpaid fees and/or unpaid and unreimbursed expenses accrued but unpaid prior to the effective termination date.

Non-Executive Director Compensation

Effective on May 7, 2024, the Board of Directors set the compensation payable to non-executive members of the Board of Directors for services on the Board of Directors, at (a) $50,000 per year for service on the Board; (b) $15,000 for each Chairperson of a committee of the Board of Directors (provided that only one additional $15,000 payment shall be made even if the Director chairs multiple committees); and $25,000 additional for each member of the Strategy and Alternatives Committee of the Board of Directors.

Indemnification Agreements

On May 7, 2024, the Company entered into Indemnity Agreements (each an “Indemnification Agreement”) with each of its then directors and officers other than Mr. Ozan Pamir, the Chief Financial Officer of the Company who was already party to an Indemnity Agreement with the Company (each an “Indemnitee”), to provide for indemnification to the officers and directors under Delaware law. Among other things, consistent with the Company’s Bylaws, each Indemnification Agreement generally requires that the Company (i) indemnify the Indemnitee from and against all expenses and liabilities with respect to proceedings to which Indemnitee may be subject by reason of the Indemnitee’s service to the Company to the fullest extent authorized or permitted by Delaware law and (ii) advance all expenses incurred by the Indemnitee in connection with the investigation, defense, settlement or appeal of any proceeding, and in connection with any proceeding to enforce the Indemnitee’s rights under the Indemnification Agreement. The Indemnification Agreement also establishes various related procedures and processes and generally requires the Company to maintain directors’ and officers’ liability insurance coverage.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 25, 2024 (under the heading “Risk Factors” and in other parts of that report), and include, but are not limited to, statements about:

●	The need for additional funding, our ability to raise funding in the future, the terms of such funding, and dilution caused thereby;

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates;

●	the uncertainties associated with the clinical development and regulatory approval of the Company’s drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash flows and our potential ability to obtain additional financing to advance our business and the terms of any further financing, which may be highly dilutive and may include onerous terms;

●	the continued impact of the COVID-19 pandemic on our business operations and our research and development initiatives;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the Company’s reliance on third parties to conduct its clinical trials, enroll patients, and manufacture its preclinical and clinical drug supplies;

●	the ability to come to mutually agreeable terms with such third parties and partners, and the terms of such agreements, the terms of the Company’s current licensing agreements, and the termination rights associated therewith;

●	estimates of patient populations for the Company’s planned products;

●	unexpected adverse side effects or inadequate therapeutic efficacy of drug candidates that could limit approval and/or commercialization, or that could result in recalls or product liability claims;

●	the Company’s ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to its product development activities;

●	challenges and uncertainties inherent in product research and development, including the uncertainty of clinical success and of obtaining regulatory approvals; and uncertainty of commercial success;

●	the ability of the Company to execute its plans to develop and market new drug products and the timing and costs of these development programs;

●	changing rates of inflation and interest rates, and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict, and Israel/Hamas conflict) and other large-scale crises;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	our ability to maintain our listing of our common stock and public warrants on the Nasdaq Capital Market, including our current non-compliance with Nasdaq’s continued listing rules; and

●	other risks and uncertainties, including those described under “Risk Factors”, below.

All forward-looking statements speak only as of the date of the filing of this Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2023. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

This information should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 25, 2024 (the “Annual Report”).

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

Going Concern and Management Liquidity Plans

As of March 31, 2024, we had an accumulated deficit of $128,413,401 and a working capital deficit of $2,225,359, and for the quarter ended March 31, 2024, a net loss of $1,069,744 and cash used in operating activities of $1,033,417. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised money in August 2021, July 2022, December 2022 and April 2023, August 2023 and November 2023 (see Note 2 – Going Concern and Management’s Plans), and on April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig for indemnification as former officers and directors, of which the Company received $1.5 million after the payment of attorney’s fees. On May 9, 2024, AmTrust paid the Company $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company expects to receive $200,093 after the payment of attorney’s fees.

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

We currently have a minimum monthly cash requirement of approximately $300,000, which is required to support the Company’s operations. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview

This MD&A and the related financial statements for the quarters ended March 31, 2024 and 2023, primarily cover the operations of 180, which is a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis and other inflammatory diseases. We have three product development platforms:

●	fibrosis and anti-tumor necrosis factor (“TNF”);

●	drugs which are derivatives of cannabidiol (“CBD”) or cannabigerol (“CBG”) analogues (“SCAs”); and

●	alpha 7 nicotinic acetylcholine receptor (“α7nAChR”).

Due to restrictions in the Company’s resources, the Company has slowed down research and development activities significantly in the SCA platform and the anti-TNF platform, and the Company has not made progress in the α7nAChR platform and has suspended further research and development activity in this program the meantime.

The Company is currently evaluating all options to monetize its existing assets, in addition to exploring other strategic alternatives to maximize value for its stockholders. Potential strategic alternatives that may be explored or evaluated by the Company as part of this process include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transactions involving the Company.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Losses resulting from changes in fair value of derivative liabilities during the three months ended March 31, 2024, were driven by increases in stock price during the periods, resulting in a higher fair value of the underlying liability.

CONSOLIDATED RESULTS OF OPERATIONS

For the Quarter Ended March 31, 2024 Compared to the Quarter Ended March 31, 2023

	For the Three Months Ended March 31,
	2024	2023
Operating Expenses:
Research and development expense	$365,186	$578,309
Research and development - related parties	170,542	216,684
General and administrative	1,556,740	4,008,852
Total Operating Expenses	2,092,468	4,803,845
Loss From Operations	(2,092,468)	(4,803,845)

Other (Expense) Income:
Other income	1,039,364	-
Interest expense	(16,449)	(11,556)
Change in fair value of derivative liabilities	(191)	53,323
Total other income, net	1,022,724	41,767
Loss Before Income Taxes	(1,069,744)	(4,762,078)
Income tax benefit	-	-
Net Loss	$(1,069,744)	$(4,762,078)

Research and Development

We incurred research and development expenses of $365,186 for the three months ended March 31, 2024, compared to expenses of $578,309 for the three months ended March 31, 2023, representing a decrease in expenses of $213,123 or 37%. The decrease in expense includes a) a reduction in expense of approximately $100,000 due to a change in a tax credit and b) a reduction in stock-based compensation of approximately $90,000.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $170,542 for the three months ended March 31, 2024, compared to $216,684 for the three months ended March 31, 2023, representing a decrease of $46,142, or 23%. The decrease is attributable to an R&D tax credit provision adjustment.

General and Administrative

We incurred general and administrative expenses of $1,556,740 and $4,008,852 for the three months ended March 31, 2024 and 2023, respectively, representing a decrease of $2,452,112 or 61% for the 2024 period, compared to the 2023 period. The decrease resulted from reduced legal fees of approximately $1.3 million, reduced accounting and regulatory fees of approximately $450,000, reduced salaries expense of approximately $300,000 and a reduction in stock-based compensation expense of approximately $280,000.

Other Income, Net

We incurred other income, net of $1,022,724 during the three months ended March 31, 2024, as compared to other income, net of $41,767 for the three months ended March 31, 2023, representing an increase in other income, net of $980,957 or 2,349%. The increase is attributable to amounts due to contractors related to certain R&D programs that were forgiven; as a result, the Company reduced its accounts payable and accrued liabilities accounts by $588,506 and $450,859, respectively, during the period and recorded the forgiven amounts as other income for a total of $1,039,364 (see Note 5).

Net Loss

We had a net loss of $1,069,744 for the three months ended March 31, 2024, compared to $4,762,078 for the three months ended March 31, 2023, representing a decrease in net loss of $3,692,334 or 78%, for the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had cash balances of $675,977 and $1,975,799, respectively, and working capital deficits of $2,225,359 and $1,422,710, respectively, largely due to a decrease in cash related to cash used in operations.

For the three months ended March 31, 2024 and 2023, cash used in operating activities was $1,033,417 and $3,869,891, respectively. Our cash used in operations for the three months ended March 31, 2024 was primarily attributable to our net loss of $1,069,744, adjusted for non-cash expenses in the aggregate amount of $259,829, as well as $223,502 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the three months ended March 31, 2023 was primarily attributable to our net loss of $4,762,078, adjusted for non-cash expenses in the aggregate amount of $525,870, as well as $366,317 of net cash provided to fund changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2024 and 2023, cash used in financing activities was $264,394 and $469,810, respectively. Cash used in financing activities during the three months ended March 31, 2024 was due to repayments of loans in the amount of $264,883, offset by proceeds of $489 from the exercise of pre-funded warrants related to the Amendment to the August 2023 Offering. Cash used in financing activities during the three months ended March 31, 2023 was due to repayments of loans in the amount of $469,810.

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

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum, payments related to the director and officer insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc. These cash requirements, in the aggregate, are expected to amount to approximately $4,100,000 for 2024 and $23,500,000 for the years 2025 through 2028.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of March 31, 2024, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. However, in July 2022, December 2022, April 2023, August 2023 and November 2023, the Company raised additional capital of approximately $6.0 million, $5.5 million, $2.7 million, $2.7 million and $0.8 million, respectively, on April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $1.5 million after the payment of attorney’s fees, on May 9, 2024, AmTrust paid the Company $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company expects to receive $200,093 after the payment of attorney’s fees, and with current cash on hand of approximately $1.5 million as of May 13, 2024, the Company expects to be able to continue as a going concern through October 2024.

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

Recent Financing Transactions

April 2023 Offering

On April 5, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 21,053 shares of common stock, pre-funded warrants to purchase up to an aggregate of 61,615 shares of common stock (“April 2023 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 82,668 shares of common stock (the “April 2023 Common Warrants”), at a combined purchase price of $36.29 per share and warrant (the “April 2023 Offering”). Aggregate gross proceeds from the April 2023 Offering were $2,999,882. Net proceeds to the Company from the offering, after deducting the placement agent fees and other offering expenses payable by the Company, were approximately $2.7 million. The placement agent fees and offering expenses of approximately $300,000 were accounted for as a reduction of additional paid in capital. The April 2023 Offering closed on April 10, 2023.

August 2023 Offering

On August 9, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Purchaser”), in addition to certain purchasers who relied on the Company’s registration statement filed with the SEC on July 25, 2023, which became effective on August 9, 2023, pursuant to which the Company agreed to sell an aggregate of 35,102 shares of common stock (the “August 2023 Shares”), pre-funded warrants to purchase up to an aggregate of 207,814 shares of common stock (“August 2023 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 242,915 shares of common stock (the “August 2023 Common Warrants”), at a combined purchase price of $12.35 per share and warrant (the “August 2023 Offering”). Aggregate gross proceeds from the August 2023 Offering were $2,999,606. Net proceeds to the Company from the offering, after deducting the placement agent fees and other offering expenses payable by the Company, were approximately $2.7 million. The placement agent fees and offering expenses of approximately $300,000 were accounted for as a reduction of additional paid in capital. The August 2023 Offering closed on August 14, 2023.

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

Pursuant to the compliance plan submitted to Nasdaq, on November 28, 2023, the Company entered into an amendment to the August 2023 Offering (“Amendment to the August 2023 Offering”), whereby (i) the Purchaser agreed to pay an additional $830,769 in connection with the repricing of the August 2023 Shares and August 2023 Pre-Funded Warrants (the “Repricing Amount”), (ii) the Company agreed to issue to the Purchaser additional pre-funded warrants to purchase up to 257,205 shares of common stock, with an exercise price of $0.0019 per share (the “Additional Pre- Funded Warrants”), and warrants to purchase up to 477,058 shares of common stock, with an exercise price of $3.23 per share (the “Additional Common Warrants”, and collectively with the Additional Pre-Funded Warrants, the “Additional Warrants”), and (iii) the Company and the Purchaser agreed to enter into a warrant amendment agreement (as described below). Net proceeds to the Company from the repricing, after deducting the placement agent fees and other offering expenses payable by the Company, were approximately $0.8 million. The placement agent fees and offering expenses of approximately $60,000 were accounted for as a reduction of additional paid in capital. The Amendment to the August 2023 Offering closed on December 1, 2023.

In accordance with the Amendment to the August 2023 Offering, the Company entered into a warrant amendment agreement to amend the following outstanding warrants held by the Purchaser: (i) warrants to purchase up to 16,138 shares of common stock issued in July 2022; (ii) warrants to purchase up to 135,339 shares of common stock issued in December 2022; (iii) warrants to purchase up to 82,668 shares of common stock issued in April 2023; and (iv) warrants to purchase up to 242,915 shares of common stock issued in August 2023 (collectively, the “Existing Common Warrants”). Pursuant to the warrant amendment agreement, the Existing Common Warrants were not exercisable until the Company obtained stockholder approval for the issuance of up to 477,058 shares of common stock upon exercise of the Existing Common Warrants. The Existing Common Warrants have an exercise price equal to $3.23 per share, and the Existing Common Warrants will expire on the fifth anniversary of the stockholder approval date. The stockholder approval date occurred on February 16, 2024.

Critical Accounting Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of its assets, liabilities, revenue and expenses. The Company has identified certain estimates as critical to its business operations and the understanding of its past or present results of operations related to intangible assets. These estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on the Company’s condensed consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. The Company believes that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) (principal executive officer) and Chief Financial Officer (CFO) (principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2024.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting:

●

Ineffective controls: The Company’s review and control procedures did not operate at the appropriate level of precision to determine that reversals of year-end bonus accruals related to a discontinued R&D project should have been recorded as the forgiveness of a liability, and therefore an increase in Other Income on the income statement, as opposed to a reduction to R&D expense.

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

Our management plans to establish procedures to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing necessary enhancements or improvements. Management expects to complete an assessment of the design and operating effectiveness of its internal controls over financial reporting during the second half of 2024. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Plan

Management continues to take steps to develop and enhance its internal controls over financial reporting, and has implemented the following controls to remediate the above material weakness:

●	Implement an added layer of technical review by the SEC Reporting Director for one time significant entries to ensure appropriate classification is assessed

Management will consider the material weakness to be fully remediated once the controls have been operating effectively for sufficient contiguous reporting periods, and after Management has validated the effective operation of the controls through testing.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Commission on March 25, 2024, under the heading “Risk Factors”, which risk factors are incorporated by reference herein, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2023, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We are not in compliance with the continued listing standards of Nasdaq and Nasdaq has provided a delisting determination letter; we may not be able to comply with Nasdaq’s continued listing standards in the future, and as a result our common stock and Public Warrants may be delisted from Nasdaq.

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

We have previously been out of compliance with Nasdaq’s continued listing requirements due to our failure to maintain a minimum bid price of at least $1.00 per share for our common stock, which failure was remedied in March 2024.

Also, on October 11, 2023, the Company received written notice from Nasdaq notifying the Company that it was not in compliance with the shareholder approval requirements set forth in Nasdaq Listing Rule 5635(d), which require prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the applicable Minimum Price (as defined in Listing Rule 5635(d)(1)(A)), which non-compliance we remedied in December 2023.

Additionally, on November 15, 2023, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Rule”) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company reported a stockholders’ deficit of ($149,327), which is below the minimum stockholders’ equity required for continued listing pursuant to the Rule. Additionally, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules and did not meet the minimum stockholders’ equity requirement as of December 31, 2023 or March 31, 2024.

Nasdaq provided the Company until January 2, 2024 to submit to Nasdaq a plan to regain compliance. We submitted the plan to regain compliance in a timely manner, and on January 11, 2024, Nasdaq advised the Company that it has determined to grant the Company an extension to regain compliance with the Rule.

The terms of the extension were as follows: on or before May 13, 2024, the Company must have completed certain transactions described in greater detail in the compliance plan, contemplated to result in the Company increasing its stockholders’ equity to more than $2.5 million, and opt for one of the two following alternatives to evidence compliance with the Rule: Alternative 1: The Company must have furnished to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K) including: 1. A disclosure of the Staff’s deficiency letter and the specific deficiency(ies) cited; 2. A description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; and 3. An affirmative statement that, as of the date of the report, the Company believed it had regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; or Alternative 2: The Company must furnish to the SEC and Nasdaq a publicly available report including: 1. Steps 1 & 2 set forth above; 2. A balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date; and 3. That the Company believes it satisfies the stockholders’ equity requirement as of the report date. The pro forma balance sheet must have evidenced compliance with the stockholders’ equity requirement.

Additionally, in either case the Company was required to disclose that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

While the Company was able to undertake some of the transactions described in the compliance plan, it was unable to regain compliance with the Rule prior to the end of the plan period (May 13, 2024). As a result, on May 14, 2024, the Company received a delist determination letter from the Listing Qualifications department of The Nasdaq Stock Market LLC (the “Staff”) advising the Company that the Staff had determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Current Report Form 8-K by the May 13, 2024 deadline previously required by the Staff, evidencing compliance with the Rule. As a result, unless the Company requests an appeal of the Staff’s determination, trading of the Company’s common stock will be suspended at the opening of business on May 23, 2024, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s common stock and Public Warrants from listing and registration on The Nasdaq Stock Market.

The Company intends to submit a hearing request to the Nasdaq Hearings Panel (the “Panel”), which request is expected to stay any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires.

At the Panel hearing, the Company intends to present a plan to regain compliance with the minimum stockholders’ equity requirement. In the interim, the Company’s common stock will continue to trade on Nasdaq under the symbol “ATNF” at least pending the ultimate conclusion of the hearing process.

There can be no assurance that the Company’s plan will be accepted by the Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements. If the Company’s common stock and Public Warrants are delisted, it could be more difficult to buy or sell the Company’s common stock and Public Warrants or to obtain accurate quotations, and the price of the Company’s common stock and Public Warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

The Company is continuing to work towards completing the necessary transactions in an effort to achieve compliance with the Rule and is currently evaluating various courses of action to regain compliance with the Rule. However, there can be no assurance that the Company will be able to complete the transactions necessary to regain compliance with the Rule.

Separately, on May 14, 2024, the Staff provided us notice of our non-compliance with the audit committee requirements for continued listing on The Nasdaq Capital Market set forth in Listing Rule 5605(c)(2), which requires that listed companies maintain an audit committee of at least three independent directors. Nasdaq provided the Company a cure period in order to regain compliance as follows: until the earlier of the Company’s next annual shareholders’ meeting or May 7, 2025; or if the next annual shareholders’ meeting is held before November 4, 2024, then the Company must evidence compliance no later than November 4, 2024. In the event the Company does not regain compliance by the applicable date above, Nasdaq rules require the Staff to provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Company is currently seeking out qualified independent directors to serve on the Company’s audit committee and plans to regain compliance with Listing Rule 5605(c)(2) in the near future.

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years. As of September 30, 2023, December 31, 2023 and March 31, 2024, our stockholders’ equity was below $2.5 million and we did not otherwise meet the net income requirements described above, and as such, we are not currently in compliance with Nasdaq’s continue listing standards relating to minimum stockholders’ equity. If we fail to timely remedy our compliance with such applicable requirement, our common stock and Public Warrants may be delisted.

Our failure to meet Nasdaq’s continued listing requirements for the reasons above, or any other reason, may result in our securities being delisted from Nasdaq.

Additional conditions required for continued listing on Nasdaq include requiring that we have a majority of independent directors, a two-person compensation committee and a three-member audit committee (each consisting of all independent directors), which three-person audit committee requirement we do not currently meet. As a result, our common stock and Public Warrants may be delisted from Nasdaq.

Even if we demonstrate compliance with the requirements of Nasdaq, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The Nasdaq Capital Market. Delisting from The Nasdaq Capital Market could make trading our common stock and Public Warrants more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock and Public Warrants, the sale or purchase of our common stock and Public Warrants would likely be made more difficult, and the trading volume and liquidity of our common stock and Public Warrants could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and Public Warrants and the ability of our stockholders and warrant holders to sell our common stock and Public Warrants in the secondary market. If our common stock and Public Warrants are delisted by Nasdaq, our common stock and Public Warrants may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the OTC Pink market, where an investor may find it more difficult to sell our common stock and Public Warrants or obtain accurate quotations as to the market value of our common stock and Public Warrants. In the event our common stock and Public Warrants are delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2024, and for the period from April 1, 2024, to the filing date of this report which have not previously been reported in a Current Report on Form 8-K.

* * * * *

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)	Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit No.	Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of 180 Life Sciences Corp., filed with the Secretary of State of Delaware on February 26, 2024		8-K	001-38105	3.1	02/28/2024
10.1#	Fourth Amendment to Employment Agreement dated January 10, 2024 and effective as of January 1, 2024, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D.		8-K	001-38105	10.1	01/17/2024
10.2#	Fourth Amendment to Employment Agreement dated January 10, 2024 and effective as of January 1, 2024, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D.		8-K	001-38105	10.2	01/17/2024
10.3#	Third Amendment to Consulting Agreement dated January 10, 2024 and effective as of January 1, 2024, between 180 Life Sciences Corp. and Lawrence Steinman, M.D.		8-K	001-38105	10.3	01/17/2024
10.4#	Second Amendment to Consulting Agreement dated January 10, 2024 and effective as of January 1, 2024, between Cannbiorex Pharma Ltd. and Sir Marc Feldmann		8-K	001-38105	10.4	01/17/2024
10.5#	Second Amendment to 180 Life Sciences Corp. 2022 Omnibus Incentive Plan		8-K	001-38105	10.1	02/16/2024
10.6#	Second Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan		8-K	001-38105	10.2	02/16/2024
10.7#	Offer Letter between 180 Life Science Corp. and Blair Jordan (director) dated February 24, 2024 and effective February 28, 2024		8-K	001-38105	10.1	02/29/2024
10.8#	Offer Letter between 180 Life Science Corp. and Omar Jimenez (director) dated March 4, 2024 and effective March 7, 2024		8-K	001-38105	10.1	03/11/2024
10.9#	Offer Letter between 180 Life Science Corp. and Ryan L. Smith (director) dated March 5, 2024 and effective March 7, 2024		8-K	001-38105	10.2	03/11/2024
10.10#	Separation and Release Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. James N. Woody		8-K	001-38105	10.1	05/9/2024
10.11#	Separation and Release Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. Jonathan Rothbard		8-K	001-38105	10.2	05/9/2024
10.12#	Consulting Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. Jonathan Rothbard		8-K	001-38105	10.3	05/9/2024
10.13#	Fourth Amendment to Consulting Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. Lawrence Steinman		8-K	001-38105	10.4	05/9/2024
10.14#	Executive Consulting Agreement dated May 7, 2024, by and between 180 Life Sciences Corp., Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc.		8-K	001-38105	10.5	05/9/2024
10.15#	Form of 180 Life Sciences Corp. Indemnity Agreement		8-K	001-38105	10.6	05/9/2024
16.1	Letter from Marcum LLP dated April 19, 2024		8-K	001-38105	16.1	04/19/2024
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: May 15, 2024	By:	/s/ Blair Jordan
Blair Jordan Interim Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Ozan Pamir
Ozan Pamir Chief Financial Officer (Principal Financial and Accounting Officer)