Form 10-Q
period 2024-06-30
180 Life Sciences Corp.
filed 2024-08-12
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, 969,602 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

180 LIFE SCIENCES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Current Assets:
Cash	$1,146,288	$1,975,799
Prepaid expenses and other current assets	1,201,202	1,664,107
Total Current Assets	2,347,490	3,639,906
Intangible assets, net	1,563,955	1,619,570
Total Assets	$3,911,445	$5,259,476
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,555,238	$1,892,611
Accounts payable - related parties	364,645	266,009
Accrued expenses	559,733	1,869,814
Accrued expenses - related parties	107,515	-
Loans payable - current portion	428,996	1,034,124
Derivative liabilities	-	58
Total Current Liabilities	4,016,127	5,062,616
Accrued issuable equity	-	-
Loans payable - noncurrent portion	13,289	19,936
Deferred tax liability	300,016	304,657
Total Liabilities	4,329,432	5,387,209
Commitments and contingencies (Note 8)
Stockholders’ Deficit:

Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Class K Preferred Stock; 1 share authorized, 1 and 0 shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 941,590 and 534,719 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	95	54
Additional paid-in capital	130,899,278	130,117,209
Accumulated other comprehensive income	(2,915,740)	(2,901,339)
Accumulated deficit	(128,401,620)	(127,343,657)
Total Stockholders’ Deficit	(417,987)	(127,733)
Total Liabilities and Stockholders’ Deficit	$3,911,445	$5,259,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development	$488,323	$789,441	$853,509	$1,367,750
Research and development - related parties	133,665	131,463	304,207	348,147
General and administrative	1,224,750	2,762,076	2,781,490	6,770,928
Total Operating Expenses	1,846,738	3,682,980	3,939,206	8,486,825
Loss From Operations	(1,846,738)	(3,682,980)	(3,939,206)	(8,486,825)

Other (Expense) Income:
Other Income	1,712,702	-	2,752,066	-
Interest expense	(11,360)	(11,606)	(27,809)	(23,162)
Change in fair value of derivative liabilities	249	14,417	58	67,740
Gain on settlement of liabilities	156,928	-	156,928	-
Total other (expense) income, net	1,858,519	2,811	2,881,243	44,578
Income (Loss) Before Income Taxes	11,781	(3,680,169)	(1,057,963)	(8,442,247)
Income tax benefit	-	-	-	-
Net Income (Loss)	11,781	(3,680,169)	(1,057,963)	(8,442,247)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(20,861)	(15,267)	(14,401)	(14,604)
Total Comprehensive Income (Loss)	$(9,080)	$(3,695,436)	$(1,072,364)	$(8,456,851)

Basic and Diluted Net Income (Loss) per Common Share
Basic	$0.01	$(13.37)	$(1.42)	$(42.81)
Diluted	$0.01	$(13.37)	$(1.42)	$(42.81)

Weighted Average Number of Common Shares Outstanding:
Basic	919,141	275,332	745,552	197,219
Diluted	919,141	275,332	745,552	197,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Three and Six Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2024	534,719	$54	$130,117,209	$(2,901,339)	$(127,343,657)	$(127,733)
Shares issued from exercise of pre-funded warrants related to Amendment to August 2023 Offering	257,205	26	463	-	-	489
Adjustment related to reverse stock split in February 2024	60,848	6	(6)	-	-	-
Stock based compensation	-	-	236,062	-	-	236,062
Comprehensive income (loss):
Net loss	-	-	-	-	(1,069,744)	(1,069,744)
Other comprehensive income	-	-	-	6,460	-	6,460
Balance -March 31, 2024	852,772	86	130,353,728	(2,894,879)	(128,413,401)	(954,466)
Shares issued for settlement of liabilities	88,818	9	523,242	-	-	523,251
Stock based compensation	-	-	22,308	-	-	22,308
Comprehensive income (loss):
Net income	-	-	-	-	11,781	11,781
Other comprehensive income	-	-	-	(20,861)	-	(20,861)
Balance -June 30, 2024	941,590	$95	$130,899,278	$(2,915,740)	$(128,401,620)	$(417,987)

	For the Three and Six Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2023	197,209	$20	$121,637,966	$(2,885,523)	$(107,408,545)	$11,343,918
Stock based compensation	-	-	557,421	-	-	557,421
Comprehensive income (loss):
Net loss	-	-	-	-	(4,762,078)	(4,762,078)
Other comprehensive income	-	-	-	663	-	663
Balance - March 31, 2023	197,209	20	122,195,387	(2,884,860)	(112,170,623)	7,139,924
Issuance of April 2023 pre-funded and common warrants, net	-	-	2,337,706			2,337,706
Shares issued from exercise of April 2023 pre-funded warrants	61,615	6	111			117
Shares issued in connection with April 2023 Offering, net	21,053	2	382,180			382,182
Stock based compensation	-	-	551,310	-	-	551,310
Comprehensive income (loss):						-
Net loss	-	-	-	-	(3,680,169)	(3,680,169)
Other comprehensive loss	-	-	-	(15,267)	-	(15,267)
Balance - June 30, 2023	279,877	$28	$125,466,694	$(2,900,127)	$(115,850,792)	$6,715,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(1,057,963)	$(8,442,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation
Amortization of stock options and restricted stock units	258,370	1,108,731
Depreciation and amortization	47,557	50,322
Change in fair value of derivative liabilities	(58)	(67,740)
Gain loss on settlement of liabilities	(156,928)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,236,580	1,064,604
Accounts payable	654,156	(1,029,636)
Accounts payable - related parties	(679,407)	53,257
Accrued expenses	(716,069)	186,447
Accrued expenses – related parties	107,515	89,529
Total adjustments	751,716	1,455,514
Net Cash Used In Operating Activities	(306,247)	(6,986,733)

Cash Flows from Financing Activities
Proceeds from exercise of pre-funded warrants from the Amendment to August 2023 Offering	489	-
Proceeds from sale of April 2023 Offering stock and warrants	-	2,999,882
Proceeds from exercise of April 2023 Offering pre-funded warrants	-	117
Payment of offering costs in connection with April 2023 Offering stock and warrants	-	(279,994)
Repayment of loans payable	(529,791)	(727,542)
Net cash provided by (used in) financing activities	(529,302)	1,992,463

Effect of Exchange Rate Changes on Cash	6,038	32,766

Net Decrease In Cash
Cash – Beginning of Period	(829,511)	(4,961,504)
Cash – End of Period	1,975,799	6,970,110
	$1,146,288	$2,008,606

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$12,078	$14,518

Non cash investing and financing activities
Common stock issued for settlement of liabilities	$523,251	$-

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

180 Life Corp. (“180”, f/k/a 180 Life Sciences Corp. and CannBioRx Life Sciences Corp.) is a wholly-owned subsidiary of the Company and was incorporated in the State of Delaware on January 28, 2019. The Company is located in the United States (“U.S.”) and is a medical pharmaceutical company focused upon unmet medical needs in the areas of inflammatory diseases, fibrosis, and chronic pain by employing innovative research and, where appropriate, combination therapies, through 180’s three wholly-owned subsidiaries, 180 Therapeutics L.P. (“180 LP”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), and Katexco Pharmaceuticals Corp. (“Katexco”). 180 LP, CBR Pharma and Katexco are together, the “180 Subsidiaries.” Katexco was incorporated on March 7, 2018 and CBR Pharma was incorporated on March 8, 2018, under the provisions of the British Corporation Act of British Columbia. 180 LP was formed as a limited partnership on September 6, 2013, in Delaware. Additionally, 180’s wholly-owned subsidiaries Katexco Callco, ULC, Katexco Purchaseco, ULC, CannBioRex Callco, ULC, and CannBioRex Purchaseco, ULC were formed in the Canadian Province of British Columbia on May 31, 2019 to facilitate the acquisition of Katexco, CBR Pharma and 180 LP. On July 1, 2021, the assets and liabilities of the Canadian companies (Katexco and CBR Pharma) were transferred to their respective subsidiaries, which are Katexco Pharmaceuticals Corp. (“Katexco U.S.”) and CannBioRex Pharma Limited (“CBR Pharma U.K.”).

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

Due to restrictions in the Company’s resources, the Company has slowed down research and development activities significantly in the SCA platform and the anti-TNF platform. The Company has not made progress on the α7nAChR platform and has suspended further research and development activity in this program.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. As of June 30, 2024, the Company had an accumulated deficit of $128,401,620 and a working capital deficit of $1,668,637, and for the six months ended June 30, 2024, a net loss of $1,057,963 and cash used in operating activities of $306,247. The Company expects to invest a significant amount of capital to fund research and development. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company plans to undertake additional laboratory studies with respect to the intellectual property, and there can be no assurance that the results from such studies or trials will result in a commercially viable product or will not identify unwanted side effects.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2023, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these condensed consolidated financial statements include, but are not limited to, the fair value of financial instruments, warrants, options, derivative liabilities and research and development (R&D) tax credits and accruals. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries was the British Pound (“GBP”) (1.265 and 1.273 GBP to 1 US dollar, each as of June 30, 2024 and December 31, 2023, respectively) for balance sheet accounts, while expense accounts are translated at the weighted average exchange rate for the period (1.262 and 1.2520 GBP to 1 US dollar for each of the three months ended June 30, 2024 and 2023, respectively, and 1.265 and 1. 2335 GBP to 1 US dollar each for the six months ended June 30, 2024 and 2023, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three months ended June 30, 2024 and 2023, the Company recorded other comprehensive loss of $20,861 and $15,267, respectively, as a result of foreign currency translation adjustments.  During the six months ended June 30, 2024 and 2023, the Company recorded other comprehensive loss of $14,401 and $14,604, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($1,467) and ($350) of foreign currency transaction losses for the three and six months ended June 30, 2024, respectively, and recognized $1,467 and $350 of foreign currency transaction losses for the three and six months ended June 30, 2023, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

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

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Insurance	$766,324	$934,990
Research and development expense tax credit receivable	-	440,161
Professional fees	424,919	279,039
Value-added tax receivable	9,959	9,917
	$1,201,202	$1,664,107

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Consulting fees	$86,887	$645,081
Professional fees	-	184,846
Litigation accrual	-	49,999
Employee and director compensation	99,125	530,383
Research and development fees	311,588	378,683
Interest	53,470	70,923
Other	8,663	9,899
	$559,733	$1,869,814

During the six months ended June 30, 2024, the Company had amounts due to contractors related to certain R&D programs that were forgiven; as a result, the Company reduced its accounts payable and accrued liabilities accounts by $588,506 and $450,859, respectively, during the period and recorded the forgiven amounts as other income for a total of $1,039,364 on the income statement.

NOTE 6 - DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of derivative liabilities. These include warrants sold in a private placement in connection with the Company’s initial public offering (the “Private SPAC”), warrants sold in a private offering on February 23, 2023 (the “PIPE”), and certain other warrants (“Other Warrants”) which are classified as Level 3 derivative liabilities, and warrants sold publicly in our initial public offering (“Public SPAC “), which are classified as Level 1 derivative liabilities in the following table and are measured at fair value on a recurring basis:

	Warrants(1)
	Public	Private
	SPAC	SPAC	PIPE	Other	Total
Balance as of January 1, 2024	$58	$-	$-	$-	$58
Change in fair value of derivative liabilities	191	-	-	-	191
Balance as of March 31, 2024	$249	$-	$-	$-	$249
Change in fair value of derivative liabilities	(249)	-	-	-	(249)
Balance as of June 30, 2024	$-	$-	$-	$-	$-

(1)	There are 15,132 shares underlying the Public SPAC warrants, 12,563 shares underlying the Private SPAC warrants, 6,748 shares underlying the PIPE warrants and 234 shares underlying the Other warrants outstanding as of June 30, 2024.

The fair value of the derivative liabilities as of June 30, 2024 and December 31, 2023 was estimated using the Black Scholes option pricing model, with the following assumptions used to determine the values of Level 3 derivative liabilities:

June 30, 2024
Risk-free interest rate	4.63% - 5.50%
Expected term in years	0.34 – 1.90
Expected volatility	90.0% - 130.0%
Expected dividends	0%

December 31, 2023
Risk-free interest rate	3.71% - 5.50%
Expected term in years	0.59 – 2.90
Expected volatility	100.0% - 110.0%
Expected dividends	0%

NOTE 7 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the six months ended June 30, 2024:

	Principal balance at December 31, 2023	Principal additions	Principal repayments in cash	Noncash settlement	Effects of foreign exchange rates	Principal balance at June 30, 2024
Bounce Back Loan Scheme	$32,818	$-	$(6,518)	$-	$(212)	$26,088
First Insurance - 2023	785,150		(523,434)	-	-	261,716
Other loans payable	236,092		-	(81,720)	109	154,481
Total loans payable	$1,054,060	$77,702	$(529,952)	$(131,720)	$(103)	$442,285
Less: loans payable – current portion	1,034,124					428,996
Loans payable – noncurrent portion	$19,936					$13,289

For the three months ended June 30, 2024 and 2023, the Company recognized interest expense associated with loans payable of $11,360 and $11,606, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized interest expense associated with loans payable of $27,162 and $23,162, respectively, and interest income — related parties associated with loans payable of $0 and $0, respectively.

During the six months ended June 30, 2024, the Company settled $25,171 of interest expense related to loans payable. As of June 30, 2024 and December 31, 2023, the Company had accrued interest associated with loans payable of $74,324 and $70,923, respectively. In June 2024, the Company cancelled the insurance policy with First Insurance. The Company expects to receive premiums to be returned to the Company to retire the note payable. The Company entered into a new replacement policy effective June 14, 2024, and entered into a financing agreement related to the new policy for $777,702 in July 2024.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of June 30, 2024.

Legal Matters

Action Against Former Executive of KBL

On September 1, 2021, the Company initiated legal action in the Chancery Court of Delaware against Dr. Marlene Krauss, the Company’s former Chief Executive Officer and director (“Dr. Krauss”) and two of her affiliated companies, KBL IV Sponsor, LLC and KBL Healthcare Management, Inc. (collectively, the “KBL Affiliates”) for, among other things, engaging in unauthorized monetary transfers of the Company’s assets, non-disclosure of financial liabilities within the Company’s Consolidated Financial Statements, issuing shares of stock without proper authorization; and improperly allowing stockholder redemptions to take place. The Company’s complaint alleges multiple causes of action against Dr. Krauss and/or the KBL Affiliates, and seeks compensatory damages in excess of $11,286,570, together with interest, attorneys’ fees and costs. There can be no assurance that the Company will be successful in its legal action.

On October 5, 2021, Dr. Krauss and the KBL Affiliates filed an Answer, Counterclaims and Third-Party Complaint against the Company and twelve individuals who are, or were, directors and/or officers of the Company, i.e., Marc Feldmann, Lawrence Steinman, James N. Woody, Teresa DeLuca, Frank Knuettel II, Pamela Marrone, Lawrence Gold, Donald A. McGovern, Jr., Russell T. Ray, Richard W. Barker, Shoshana Shendelman and Ozan Pamir (collectively, the “Third-Party Defendants”).  On February 24, 2022, Dr. Krauss filed an amended Answer, Counterclaims and Third-Party Complaint (the “Amended Counterclaims”), which, among other things, dismissed Teresa DeLuca, Frank Knuettel II, Pamela Marrone, Russell T. Ray, Richard W. Barker and Shoshana Shendelman.  In essence, the Amended Counterclaims allege that the Company and the remaining Third-Party Defendants made alleged misstatements against Dr. Krauss in SEC filings, failed to register her shares in the Company so that they could be traded, and failed to pay to Dr. Krauss the amounts alleged to be owing under a promissory note in the principal amount of $371,178, plus an additional $300,000 under Dr. Krauss’s resignation agreement. On April 19, 2022, Dr. Krauss stipulated to dismiss all of her counterclaims against both Donald A. McGovern, Jr. and Lawrence Gold.

On June 25, 2024, Dr. Krauss filed a Motion for partial summary judgment on her claim that the Company failed to register her shares. The Company has not yet responded to such Motion, and no hearing date has yet been set. Discovery has not yet commenced in the case. The Company and the remaining Third-Party Defendants intend to continue to vigorously defend against all the Amended Counterclaims, however, there can be no assurance that they will be successful in the legal defense of such Amended Counterclaims.

Action Against the Company by Dr. Krauss

On August 19, 2021, Dr. Krauss initiated legal action in the Chancery Court of Delaware against the Company.  The Complaint alleged that the Company is obligated to advance expenses including, attorney’s fees, to Dr. Krauss for the costs of defending against an SEC investigation and Subpoenas, and that the Company is also required to reimburse Dr. Krauss for the costs of bringing this lawsuit against the Company.  On September 3, 2021, Dr. Krauss filed an Amended Complaint which further alleged that Dr. Krauss is also allegedly entitled to advancement by the Company of her expenses, including attorney’s fees, for the costs of defending against the Third-Party Complaint in the Tyche action referenced below, and the costs of defending against the Company’s own Complaint against Dr. Krauss as described above.  On or about September 23, 2021, the Company filed its Answer to the Amended Complaint in which the Company denied each of Dr. Krauss’ claims and raised numerous affirmative defenses.

On November 15, 2021, Dr. Krauss filed a Motion for Summary Adjudication as to certain of the issues in the case, which was opposed by the Company.  On March 7, 2022, the Court issued a decision denying the Motion in part and granting it in part.  The Court then issued an Order implementing such decision on March 29, 2022.  The parties subsequently engaged in proceedings as set forth in that Order, and the Company was required to pay a portion of those fees while objecting to the remaining portion of disputed fees. On October 10, 2022 and January 18, 2023, Dr. Krauss filed applications to compel the Company to pay the full amount of fees requested by Dr. Krauss for May-October 2022, and to modify the Court’s Order. On May 3, 2023, the Court issued an Order granting both of Dr. Krauss’s Applications for payment of attorney’s fees totaling $714,557, which amount was paid in May 2023.

Notwithstanding the Order, such ruling does not constitute any final adjudication as to whether Dr. Krauss will ultimately be entitled to permanently retain such advancements, and Dr. Krauss has posted an undertaking with the Court affirmatively promising to repay all such amounts if she is eventually found to be liable for the Company’s and/or the SEC’s claims against her. The Company is seeking payment for a substantial portion of such amounts from its director and officers’ insurance policy issued by AmTrust International Underwriters, as referenced below.

Action Against Tyche Capital LLC

The Company commenced and filed an action against defendant Tyche Capital LLC (“Tyche”) in the Supreme Court of New York in the County of New York on April 15, 2021.  In its Complaint, the Company alleged claims against Tyche arising out of Tyche’s breach of its written contractual obligations to the Company as set forth in a “Guarantee and Commitment Agreement” dated July 25, 2019, and a “Term Sheet for KBL Business Combination With CannBioRex” dated April 10, 2019 (collectively, the “Subject Guarantee”), and claimed that Tyche’s breach of the Subject Guarantee caused the Company damages in the amount of at least $6,776,686.

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

On February 18, 2022, Tyche filed an Amended Answer, Counterclaims and Third-Party Complaint.  On August 25, 2022, the Court granted the Company’s Motion to Dismiss each of the Individual Company Defendants, and also three of the four Counterclaims brought against the Company, leaving only Tyche’s declaratory relief claim. On August 26, 2022, Tyche filed a Motion to vacate or modify the Company’s existing attachment Order against Tyche’s shares of the Company’s stock held in escrow, however, the Court summarily denied such Motion on January 3, 2023. Although Tyche subsequently filed a Notice of Appeal as to that denial, on May 4, 2023, the Appellate Court unanimously affirmed the ruling of the lower Court in the Company’s favor.

On January 30, 2023, the Company filed a Notice of Motion for Summary Judgment. In hearings held on September 11 and 19, 2023, the Court granted the Company’s Motion, but referred the question as to the amount of the Company’s damages against Tyche to a special referee. Tyche filed a Notice of Appeal as to the Court’s ruling.

On June 30, 2024, the Company entered into a written Settlement Agreement with Tyche and Ronald Bauer & Samantha Bauer to fully resolve this action with Tyche and the Bauer action referenced below. The Settlement Agreement has been fully signed, and the parties are currently engaged in performing its terms, which include, among other things, transfer to the Company of Tyche’s shares of the Company’s stock in escrow, transfer to the Company of shares of the Company’s stock held by Theseus Capital Ltd. and Astatine Capital Ltd., forgiveness of loans to the Company by the Bauer Defendants, exoneration of the Company’s $50,000 bond in the Tyche action, complete mutual releases of all claims and counterclaims in both actions, and dismissal of both the Tyche action and the Bauer action in their entireties. As a result of forgiveness of loans payable to the Bauer Defendants totaling $81,720, and accrued interest of $25,171, as well as release of the Company’s $50,000 bond, the Company recognized a gain of $156,891 during the three months ended June 30, 2024, included in Gain on Settlement of Liabilities on the consolidated statement of operations and comprehensive income.

Action Against Ronald Bauer & Samantha Bauer

The Company and two of its wholly-owned subsidiaries, Katexco Pharmaceuticals Corp. and CannBioRex Pharmaceuticals Corp. (collectively, the “Company Plaintiffs”), initiated legal action against Ronald Bauer and Samantha Bauer, as well as two of their companies, Theseus Capital Ltd. and Astatine Capital Ltd. (collectively, the “Bauer Defendants”), in the Supreme Court of British Columbia on February 25, 2022. The Complaint claims that the Bauer Defendants misappropriated funds and stock shares, engaged in unauthorized stock sales, and obtained improper travel expenses. The Bauer Defendants filed a Response denying the Civil Claim Complaint of the Company on May 6, 2022.

On June 30, 2024, the Company Plaintiffs, Tyche and the Bauer Defendants entered into the Settlement Agreement described above, which fully resolves this action.

Declaratory Relief Action Against the Company by AmTrust International

On June 29, 2022, AmTrust International Underwriters DAC (“AmTrust”), which was the premerger directors’ and officers’ insurance policy underwriter for KBL, filed a declaratory relief action against the Company in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking a declaration that AmTrust is not obligated to reimburse the Company for fees advanced by the Company to Dr. Krauss and George Hornig under the directors’ and officers’ insurance policy.

On September 20, 2022, the Company filed its Answer and Counterclaims against AmTrust for bad faith breach of AmTrust’s insurance coverage obligations to the Company under the subject insurance policy, seeking at least $2 million in compensatory damages, and punitive damages. In addition, the Company brought a Third-Party Complaint against its excess insurance carrier, Freedom Specialty Insurance Company (“Freedom”) seeking declaratory relief that Freedom will also be required to honor its policy coverage as soon as the amount of AmTrust’s insurance coverage obligations to the Company has been exhausted. On October 25, 2022, AmTrust filed its Answer to the Company’s Counterclaims and, on October 27, 2022, Freedom filed its Answer to the Third-Party Complaint.

On November 22, 2022, the Company filed a Motion for Summary Adjudication against both AmTrust and Freedom and, on April 21, 2023, the Court issued an Order Granting in Part and Denying in Part the Company’s Motion. This Order essentially ruled in favor of the Company on nearly all of the issues in the case, but found there were still issues of disputed facts as to the Change in Control exclusion contained within the policies, which precluded the Court from granting the remainder of the Company’s requests for summary adjudication as a matter of law.

On August 4, 2023, the Court granted the Company’s request to file a second motion for partial summary judgment, this one being on the issue of whether AmTrust should be required to advance to the Company the defense costs being incurred by Dr. Krauss and Mr. Hornig during the pendency of the case. On February 12, 2024, the Court granted the Company’s Motion and ordered that: (a) AmTrust is obligated under its insurance policy to advance to the Company all defense costs in excess of the deductible that the Company has advanced, or will advance, to Dr. Krauss and Mr. Hornig in connection with the SEC Subpoenas, and (b) upon exhaustion of the AmTrust insurance policy, Freedom is obligated to do the same pursuant to its excess liability insurance policy. This Order applies throughout the interim of the case, but does not constitute a final judgment, and both the Company and the two insurers retain their rights to contest all applicable issues at trial, which is scheduled for May 12, 2025.

On April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company had advanced to Dr. Krauss and Mr. Hornig, of which the Company received $1,512,711 after the payment of attorney’s fees. On May 9, 2024, AmTrust paid the Company a further $300,140 in reimbursement of fees advanced by the Company, of which the Company received $200,093 after the payment of attorney’s fees. The total of $1,712,804 is included in other income on the Company’s unaudited consolidated statements of operations and comprehensive income.

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

Other Commitments

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

Under the Woody Separation Agreement, the Company (a) paid Dr. Woody $50,000 in cash, less all applicable withholdings and required deductions (the “Severance Cash”); (b) issued Dr. Woody 25,000 fully-vested shares of the Company’s common stock; and (c) provided Dr. Woody the right to earn the Future Contingent Payment (as defined below). The amounts above (except for the amounts payable pursuant to (c), which shall be paid by the 15th day following the date such payment is due as discussed below), are required to be paid within 15 days of the date of Dr. Woody’s resignation (the “Payment Date”). We also agreed to pay Dr. Woody a bonus of $50,000 (the “Future Contingent Payment”), [A] if we, within the 24 months following the date of Dr. Woody’s resignation, complete any corporate transaction, including but not limited to any merger, reverse merger, acquisition, disposal, joint-venture and/or investment involving the Company (a “Corporate Transaction”), which results in a Change of Control (a “Change of Control” means any Corporate Transaction pursuant to which the ownership of an aggregate of 50.1% or more of the outstanding shares of the Company is held by one or more parties after completing the Corporate Transaction); or [B] if we raise at least $5 million from any source within 12 months from Dr. Woody’s resignation date. The Future Contingent Payment is to be forfeited from Dr. Woody in the event that we are required to restate any financial statements of the Company for periods prior to Dr. Woody’s resignation date, if Dr. Woody was Chief Executive Officer of the Company during such period(s), or any disclosure made by the Company in any report or filing with the Securities and Exchange Commission, is found by the Company to be materially incorrect or misleading, as determined by the reasonable discretion of the Board of Directors of the Company (each a “Forfeiture Trigger”). In the event a Forfeiture Trigger occurs or is deemed to have occurred, Dr. Woody is also required to promptly repay in full the Severance Cash.

Under the Woody Separation Agreement, Dr. Woody agreed to provide a customary general release to the Company, waived any severance pay that would have been due pursuant to the terms of his employment agreement, agreed to the termination of his employment agreement, and also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company. The 25,000 fully-vested shares of the Company’s common stock due to Dr. Woody will be issued under the Company’s Second Amended and Restated 2022 Omnibus Incentive Plan. As a result of the separation, the Company had a total of $237,748 of accrued expenses owed to Dr. Woody waived in full, realizing a gain of $132,498 during the three months ended June 30, 2024, which is included in additional paid-in capital on the consolidated statement of stockholders’ equity (deficit) due to the related party nature of the settlement.

Rothbard Separation Agreement and Consulting Agreement

On May 7, 2024, Dr. Jonathan Rothbard resigned as Chief Scientific Officer of the Company effective the same date and entered into a Separation and Release Agreement with the Company (the “Rothbard Separation Agreement”).

Under the Rothbard Separation Agreement, the Company agreed to pay Dr. Rothbard $200 in cash, less all applicable withholdings and required deductions. Under the Rothbard Separation Agreement, Dr. Rothbard agreed to provide a customary general release to the Company, waived any severance pay that would have been due pursuant to the terms of his employment agreement, agreed to the termination of his employment agreement, and also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company. As a result of the separation, the Company had a total of $53,365 of accrued expenses owed to Dr. Rothbard waived in full, realizing a gain of $53,165 during the three months ended June 30, 2024, which is included in additional paid-in capital on the consolidated statement of stockholders’ equity (deficit) due to the related party nature of the settlement .

Effective on May 7, 2024, the Company entered into a Consulting Agreement with Dr. Rothbard pursuant to which he agreed to provide general consulting services to the Company for a term of six months, for $150 per hour (the “Rothbard Consulting Agreement”). The agreement contains standard and customary confidentiality requirements.

Steinman Fourth Amendment to Consulting Agreement

On May 7, 2024, the Company entered into a Fourth Amendment to Consulting Agreement with Dr. Lawrence Steinman, the then Executive Chairman of the Board (the “Fourth Amendment”). Pursuant to the Fourth Amendment, Dr. Steinman waived and forgave all amounts accrued and owed to him under the Consulting Agreement through such date, and agreed that compensation payable to him under the Consulting Agreement moving forward would be $0, provided that as long as Dr. Steinman remains a member of the Board of Company, he is to receive the same compensation payable to other non-executive members of the Board of Directors. As a result of the Fourth Amendment, the Company had $175,313 in accrued expenses owed to Dr. Steinman waived in full, and realized a gain on the transaction of $175,313, which is included in additional paid-in capital on the consolidated statement of stockholders’ equity (deficit) due to the related party nature of the settlement.

Dr. Steinman also agreed to step down as Executive Chairman of the Board of Directors and will instead just serve as a regular member of the Board of Directors, provided that on May 7, 2024, Dr. Steinman was appointed as a member of the Strategy and Alternatives Committee of the Company.

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

NOTE 9 - STOCKHOLDERS’ (DEFICIT) EQUITY

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

On February 16, 2024, the Company’s Board approved a reverse stock split of the Company’s common stock at a ratio of 1-for-19 (the “Reverse Stock Split”). The Reverse Stock Split was effective on February 28, 2024 and the shares of the Company’s common stock began trading on NASDAQ on a post-split basis on February 28, 2024, with new CUSIP number: 68236V302. No change was made to the trading symbol for the Company’s shares of common stock or public warrants, “ATNF” and “ATNFW”, respectively, in connection with the Reverse Stock Split.

In addition, the number of shares of common stock issuable upon exercise of stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plans), and the number of shares of common stock issuable upon exercise of warrants were proportionately adjusted, using the 1-for-19 ratio. In addition, the exercise price for each outstanding stock option and warrant was increased in inverse proportion to the 1-for-19 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee or warrant holder to the Company for the shares subject to the option or warrant will remain approximately the same as the aggregate exercise price prior to the Reverse Stock Split, subject to the terms of such securities.

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

Shares issued to former Board Members

On April 23, 2024, the Company issued 63,818 shares of common stock to former board members, in lieu of cash, to compensate for a total of $112,024 in accrued board of director fees. The Company recognized a loss on the issuance of $9,230, included in additional paid-in capital on the consolidated statement of stockholders’ equity (deficit). The shares were issued under the Company’s Second Amended and Restated 2022 Omnibus Incentive Plan.

Granting of Extension to Regain Nasdaq Compliance

On September 7, 2023, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. On January 11, 2024, Nasdaq advised the Company that it had determined to grant the Company an extension to regain compliance with the Equity Rule.

The terms of the extension were as follows: on or before May 13, 2024, the Company was required to complete certain transactions described in greater detail in the compliance plan, contemplated to result in the Company increasing its stockholders’ equity to more than $2.5 million, and opt for one of the two alternatives to evidence compliance with the Equity Rule. Additionally, in either case the Company was required to disclose that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting. Regardless of which alternative the Company chooses, if the Company failed to evidence compliance upon filing its next periodic report with the SEC following the end of such compliance period (i.e., its Quarterly Report for the Quarter ended June 30, 2024), the Company may be subject to delisting.

While the Company was able to undertake some of the transactions described in the compliance plan, it was unable to regain compliance with the Equity Rule prior to the end of the plan period (May 13, 2024). As a result, on May 14, 2024, the Company received a delist determination letter from the Listing Qualifications department of The Nasdaq Stock Market LLC (the “Staff”) advising the Company that the Staff had determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Current Report Form 8-K by the May 13, 2024 deadline previously required by the Staff, evidencing compliance with the Equity Rule. On May 17, 2024, the Company requested an appeal of the Staff’s delisting determination, and on May 20, 2024, the Staff advised the Company that the delisting action referenced in the Staff’s determination letter has been stayed, pending a final written decision by the Nasdaq Hearings Panel (“Panel”). On July 2, 2024, the Company received notice that the Panel had determined to grant the Company’s request to continue its listing on The Nasdaq Stock Market, subject to the Company meeting certain conditions, including filing on or before July 31, 2024, a public disclosure describing the transactions undertaken by the Company to achieve compliance with Nasdaq’s continued listing rules and demonstrate long-term compliance with the Equity Rule and providing an indication of its equity following those transactions. On July 22, 2024, the Panel granted the Company’s request for additional time to achieve compliance with Nasdaq’s continued listing rules and demonstrate long-term compliance with the Equity Rule. Specifically, the Hearings Panel has agreed to provide the Company until September 30, 2024 to regain compliance with the Equity Rule and to allow the continued listing of the Company’s common stock and warrants on The Nasdaq Stock Market through such date, subject to the Company’s compliance with the Equity Rule on or prior to such date.

Notwithstanding the foregoing, there can be no assurance that the Company will be able to meet the deadlines or conditions imposed by the Panel, or regain compliance with all applicable requirements for continued listing. Additionally, the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Hearing Panel decision within 45 calendar days after issuance of the written decision. If the Listing Council determines to review the Hearing Panel’s decision, it may affirm, modify, reverse, dismiss or remand the decision to the Panel.

The Company is continuing to work towards completing the necessary transactions in an effort to achieve compliance with the Equity Rule.

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

On November 28, 2023, the Company entered into an amendment to the August 2023 Offering (“Amendment to the August 2023 Offering”), whereby (i) the Purchaser agreed to pay an additional $830,769 in connection with the repricing of the August 2023 Shares and August 2023 Pre-Funded Warrants (the “Repricing Amount”), and (ii) the Company agreed to issue to the Purchaser additional pre-funded warrants to purchase up to 257,205 shares of common stock, with an exercise price of $0.0019 per share (the “Additional Pre- Funded Warrants”), and warrants to purchase up to 477,058 shares of common stock, with an exercise price of $3.23 per share (the “Additional Common Warrants”, collectively the “Additional Warrants”).

Other than exercise price and exercisability, the Additional Warrants have the same terms and conditions as the August 2023 Pre-funded Warrants and the August 2023 Common Warrants and, as such, were determined to be equity-classified because they met the limited exception in the case of a change-in-control. In accordance with the Amendment to the August 2023 Offering, the Company entered into a warrant amendment agreement to amend the following outstanding warrants held by the Purchaser: (i) warrants to purchase up to 16,138 shares of common stock issued in July 2022; (ii) warrants to purchase up to 135,339 shares of common stock issued in December 2022; (iii) warrants to purchase up to 82,668 shares of common stock issued in April 2023; and (iv) warrants to purchase up to 242,915 shares of common stock issued in August 2023 (collectively, the “Existing Common Warrants”). The Existing Common Warrants have an exercise price equal to $3.23 per share, and will expire on February 16, 2029.

During February and March 2024, all of the additional 257,205 pre-funded warrants issued in connection with the Amendment to the August 2023 Offering were exercised for a value of $489, and there are no additional pre-funded warrants remaining. No additional common warrants have been exercised.

Second Amendment to the 2022 Omnibus Incentive Plan

On February 16, 2024, the Company held a special meeting of its stockholders as of December 18, 2023, and approved the adoption of a Second Amendment to the 180 Life Sciences Corp. 2022 Omnibus Incentive Plan. Such amendment increased the maximum number of shares available to be issued under the Plan from 24,736 shares to 223,679 shares.

Stock Options

A summary of the option activity during the six months ended June 30, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding, January 1, 2024	17,788	$633.95	9.0	-
Granted	-	-	-	-
Forfeited	(4,834)	-	-	-
Outstanding, June 30, 2024	12,954	$633.95	8.2	$-

Exercisable, June 30, 2024	9,411	$766.48	8.1	$-

A summary of outstanding and exercisable stock options as of June 30, 2024 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$1,683.40	4,157	6.7	4,143
$1,501.00	984	7.5	953
$516.80	710	7.9	183
$12.73	7,103	9.2	5,910
	12,954	8.1	11,189

The Company recognized stock-based compensation expense of $22,308 and $258,370 for the three and six months ended June 30, 2024, respectively, related to the amortization of stock options; expense of $20,358 and $234,113 is included within general and administrative expenses on the condensed consolidated statements of operations for the three and six month period and expense of $1,950 and $3,900 is included within research and development expenses on the condensed consolidated statements of operations for the three month period. The Company recognized stock-based compensation expense of $551,310 and $1,108,731 for the three and six months ended June 30, 2023, respectively, related to the amortization of stock options and restricted stock shares; expense of $470,703 and $941,406 is included within general and administrative expenses on the condensed consolidated statements of operations for the three and six month periods, respectively, and expense of $80,607 and $167,325 is included within research and development expenses on the condensed consolidated statements of operations for the three and six month periods, respectively.  As of June 30, 2024, there was $232,740 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 1.4 years.

Warrants

A summary of the common stock underlying the warrants activity (including both liability and equity classified instruments) during the six months ended June 30, 2024 is presented below:

	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2024	1,240,768	$83.98	5.1	$-
Exercised	(257,205)	0.0019	-	-
Outstanding, June 30, 2024	983,473	$105.94	4.8	$-

Exercisable, June 30, 2024	983,473	$105.94	4.8	-

A summary of outstanding and exercisable common stock underlying the warrants as of June 30, 2024 is presented below:

Common Stock Underlying Warrants Outstanding		Common Stock Underlying Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$1,900.00	6,748	1.4	6,748
$2,006.40	168	0.8	168
$2,686.60	66	0.1	66
$2,850.00	6,579	2.1	6,579
$4,370.00	15,794	1.4	15,794
$3.23	954,118	4.6	954,118
	983,473	4.5	983,473

NOTE 10 - RELATED PARTIES

Accounts Payable – Related Parties

Accounts payable - related parties were $364,645 and $266,009 as of June 30, 2024 and December 31, 2023, respectively, and consist of amounts due to certain officers and directors of the Company, as well as deferred compensation for certain executives. For the accounts payable – related party balance as of December 31, 2023, approximately $210,000 relates to income taxes payable to the U.K. government for the salary of Prof. Sir Marc Feldmann, who serves as the Chairman, CEO and Executive Director of CannBioRex. Such amount was paid during the first quarter of 2024, upon receipt of the R&D tax credit.

Accrued Expenses - Related Parties

Accrued expenses - related parties were $107,515 and $0 as of June 30, 2024 and December 31, 2023, respectively, and consist of interest accrued on loans and convertible notes due to certain officers and directors of the Company, as well as deferred compensation for certain executives.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $133,665 and $131,463 during the three months ended June 30, 2024 and 2023, respectively, and $304,207 and $348,147 during the six months ended June 30, 2024 and 2023, respectively, are related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

NOTE 11 - SUBSEQUENT EVENTS

On July 19, 2024, the Company issued a total of 28,014 shares of common stock to two consultants in settlement of approximately $96,000 of accounts payable in consideration for services rendered. The shares were issued under the Company’s Second Amended and Restated 2022 Omnibus Incentive Plan.

On July 23, 2024, the Company announced that it received notice from the Nasdaq Listing Qualifications Panel of The Nasdaq Stock Market LLC that the Hearings Panel has granted the Company’s request for additional time to achieve compliance with Nasdaq’s continued listing rules and demonstrate long-term compliance with the Equity Rule Specifically, the Hearings Panel has agreed to provide the Company until September 30, 2024 to regain compliance with the Equity Rule and to allow the continued listing of the Company’s common stock and warrants on The Nasdaq Stock Market through such date, subject to the Company’s compliance with the Equity Rule on or prior to such date.

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

Going Concern and Management Liquidity Plans

As of June 30, 2024, we had an accumulated deficit of $128,401,620 and a working capital deficit of $1,668,637, and for the six months ended June 30, 2024, a net loss of $1,057,963 and cash used in operating activities of $306,247. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised money in August 2021, July 2022, December 2022 and April 2023, August 2023 and November 2023 (see Note 2 – Going Concern and Management’s Plans), and on April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig for indemnification as former officers and directors, of which the Company received $1.5 million after the payment of attorney’s fees. On May 9, 2024, AmTrust paid the Company an additional $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $200,093 after the payment of attorneys’ fees.

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

We currently have a minimum monthly cash requirement of approximately $250,000, which is required to support the Company’s operations. We believe that in the aggregate, we will require significant additional capital funding to support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview

This MD&A and the related financial statements for the three and six months ended June 30, 2024 and 2023, primarily cover the operations of 180, which is a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis and other inflammatory diseases. We have three product development platforms:

●	fibrosis and anti-tumor necrosis factor (“TNF”);

●	drugs which are derivatives of cannabidiol (“CBD”) or cannabigerol (“CBG”) analogues (“SCAs”); and

●	alpha 7 nicotinic acetylcholine receptor (“α7nAChR”).

Due to restrictions in the Company’s resources, the Company has slowed down research and development activities significantly in the SCA platform and the anti-TNF platform, and the Company has not made progress in the α7nAChR platform and has suspended further research and development activity in this program in the meantime.

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

The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors that include, but are not limited to, the following:

●	per patient trial costs;

●	the number of patients that participate in the trials;

●	the number of sites included in the trials;

●	the countries in which the trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of doses that patients receive;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the impact of COVID-19 and other health pandemics on our trials;

●	the duration of patient follow-up; and

●	the efficacy and safety profile of the product candidates.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Losses resulting from changes in fair value of derivative liabilities during the three and six months ended June 30, 2024, were driven by increases in stock price during the periods, resulting in a higher fair value of the underlying liability.

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	For the Three Months Ended June 30,
	2024	2023
Operating Expenses:
Research and development expense	$488,323	$789,441
Research and development - related parties	133,665	131,463
General and administrative	1,224,750	2,762,076
Total Operating Expenses	1,846,738	3,682,680
Loss From Operations	(1,846,738)	(3,682,980)

Other (Expense) Income:
Other income	1,712,702	-
Interest expense	(11,360)	(11,606)
Change in fair value of derivative liabilities	249	14,417
Gain on settlement of liabilities	156,928	-
Total other income, net	1,858,519	2,811
Income (Loss) Before Income Taxes	11,781	(3,680,169)
Income tax benefit	-	-
Net Income (Loss)	$11,781	$(3,680,169)

Research and Development

We incurred research and development expenses of $488,323 for the three months ended June 30, 2024, compared to expenses of $789,411 for the three months ended June 30, 2023, representing a decrease in expenses of $301,118 or 38%. The decrease in expense includes a) a reduction in expense of approximately $100,000 due to a change in a tax credit that occurred in the prior period and was not present in the current period and b) a reduction in stock-based compensation of approximately $79,000, and an overall decrease in research and development (R&D) program spending based on Company resource allocation.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $133,665 for the three months ended June 30, 2024, compared to $131,463 for the three months ended June 30, 2023, representing an increase of $2,202, or 2%. The increase is attributable to an R&D tax credit provision adjustment.

General and Administrative

We incurred general and administrative expenses of $1,224,750 and $2,762,076 for the three months ended June 30, 2024 and 2023, respectively, representing a decrease of $1,537,326 or 56% for the 2024 period, compared to the 2023 period. The decrease resulted from reduced legal fees of approximately $252,000 from lower activity relating to ongoing litigation in the current period, reduced professional fees of approximately $452,000 from lower consulting and accounting fees, reduced salaries expense of approximately $155,000 from reduced headcount in connection with lower overall operations in the current period and a reduction in stock-based compensation expense of approximately $450,000. The decline in stock compensation is primarily due to previous awards being fully vested in 2023 and no significant new grants within the past year.

Other Income, Net

We incurred other income, net of $1,858,519 during the three months ended June 30, 2024, as compared to other income, net of $2,811 for the three months ended June 30, 2023, representing an increase in other income, net of $1,855,708 or 66,019%. The increase is primarily attributable to $1,712,804 in proceeds received from AmTrust, and a gain on settlement of liabilities with a lender $156,928 (see Note 8 - Commitments and Contingencies—Legal Matters, to the notes to unaudited consolidated financial statements included above under Part I Financial Information—Item 1. Financial Statements).

Net Income (Loss)

We had net income of $11,781 for the three months ended June 30, 2024, compared to a net loss $3,680,169 for the three months ended June 30, 2023, representing an increase in net income of $3,691,950 or 100%, for the reasons discussed above, primarily the insurance proceeds received.

For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	For the Six Months Ended June 30,
	2024	2023
Operating Expenses:
Research and development expense	$853,509	$1,367,750
Research and development - related parties	304,207	348,147
General and administrative	2,781,490	6,770,928
Total Operating Expenses	3,939,206	8,486,825
Loss From Operations	(3,939,206)	(8,486,825)

Other (Expense) Income:
Other income	2,752,066	-
Interest expense	(27,809)	(23,162)
Change in fair value of derivative liabilities	58	67,740
Gain on settlement of liabilities	156,928	-
Total other income, net	2,881,243	44,578
Loss Before Income Taxes	(1,057,963)	(8,442,247)
Income tax benefit	-	-
Net Loss	$(1,057,963)	$(8,442,247)

Research and Development

We incurred research and development expenses of $853,509 for the six months ended June 30, 2024, compared to expenses of $1,367,750 for the six months ended June 30, 2023, representing a decrease in expenses of $514,241 or 38%. The decrease in expense includes a reduction in stock-based compensation of approximately $161,000 and an overall decrease in R&D program spending based on Company resource allocation.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $304,207 for the six months ended June 30, 2024, compared to $348,147 for the six months ended June 30, 2023, representing a decrease of $43,940, or 13%. as a result of an overall decrease in R&D program spending based on Company resource allocation.

General and Administrative

We incurred general and administrative expenses of $2,781,490 and $6,770,928 for the six months ended June 30, 2024 and 2023, respectively, representing a decrease of $3,995,438 or 59% for the 2024 period, compared to the 2023 period. The decrease resulted from reduced legal fees of approximately $1.1 million from lower activity related to ongoing litigation in the current period, reduced professional fees of approximately $1.3 million from lower consulting and accounting fees, reduced salaries expense of approximately $170,000 from a reduction in headcount and a reduction in stock-based compensation expense of approximately $687,000.  The decline in stock-based compensation is primarily due to previous awards being fully vested in 2023 and no significant new grants within the past year.

Other Income, Net

We incurred other income, net of $2,881,243 during the six months ended June 30, 2024, as compared to other income, net of $44,578 for the six months ended June 30, 2023, representing an increase in other income, net of $2,836,665 or 6,363%. The increase is primarily attributable to $1,712,804 in proceeds received from AmTrust, a gain on settlement of liabilities with a lender $156,928, and a gain of $1,039,364 from settlements with certain R&D contractors (see Note 8 - Commitments and Contingencies—Legal Matters, to the notes to unaudited consolidated financial statements included above under Part I Financial Information—Item 1. Financial Statements).

Net Loss

We had a net loss of $1,057,963 for the three months ended June 30, 2024, compared to $8,442,247 for the six months ended June 30, 2023, representing a decrease in net loss of $7,384,284 or 87%, for the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, we had cash balances of $1,146,288 and $1,975,799, respectively, and working capital deficits of $1,668,637 and $1,422,710, respectively, largely due to a decrease in cash related to cash used in operations.

For the six months ended June 30, 2024 and 2023, cash used in operating activities was $306,247 and $6,986,733, respectively. Our cash used in operations for the six months ended June 30, 2024 was primarily attributable to our net loss of $1,057,963, adjusted for non-cash expenses in the aggregate amount of $148,941, as well as $602,775 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended June 30, 2023 was primarily attributable to our net loss of $8,442,247, adjusted for non-cash expenses in the aggregate amount of $1,091,313, as well as $364,200 of net cash provided by changes in the levels of operating assets and liabilities. The cash used in operating activities includes the effect of proceeds from AmTrust of $1.7 million received during the second quarter of 2024 (see Note 8 - Commitments and Contingencies—Legal Matters, to the notes to unaudited consolidated financial statements included above under Part I Financial Information—Item 1. Financial Statements).

For the six months ended June 30, 2024, cash used in financing activities was $529,302 and cash provided by financing activities $1,992,463 for the six months ended June 30, 2023. Cash used in financing activities during the six months ended June 30, 2024 was due to repayments of loans in the amount of $529,791, offset by proceeds of $489 from the exercise of pre-funded warrants related to the Amendment to the August 2023 Offering (defined and described below under “Prior Financial Transactions—Amendment to August 2023 Offering”). Cash provided by financing activities during the six months ended June 30, 2023 was due to net proceeds of $2,720,005 from the April 2023 Offering (defined and described below under “Prior Financial Transactions—April 2023 Offering”), partially offset by the repayment of loans in the aggregate amount of $727,542.

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

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum, payments related to the director and officer insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc. These cash requirements, in the aggregate, are expected to amount to approximately $1,125,000 for 2024 and $3,000,000 for 2025.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of June 30, 2024, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. However, in July 2022, December 2022, April 2023, August 2023 and November 2023, the Company raised additional capital of approximately $6.0 million, $5.5 million, $2.7 million, $2.7 million and $0.8 million, respectively. On April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $1.5 million after the payment of attorney’s fees, on May 9, 2024. AmTrust paid the Company $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $200,093 after the payment of attorneys’ fees, and with current cash on hand of approximately $0.5 million as of August 5, 2024, the Company expects to be able to continue as a going concern through October 2024.

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

Prior Financing Transactions

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer (CEO) (principal executive officer) and Chief Financial Officer (CFO) (principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2024.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting:

●	Ineffective controls: The Company’s review and control procedures did not operate at the appropriate level of precision to determine that reversals of year-end bonus accruals related to a discontinued R&D project should have been recorded as the forgiveness of a liability, and therefore a reduction in Other Income on the income statement, as opposed to a reduction to R&D expense.

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

Remediation Plan

Management continues to take steps to develop and enhance its internal controls over financial reporting, and has implemented the following controls to remediate the above material weakness:

●	Implement an added layer of technical review by an internal financial reporting director for one time significant entries to ensure appropriate classification is assessed.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 15, 2023, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company reported a stockholders’ deficit of ($149,327), which is below the minimum stockholders’ equity required for continued listing pursuant to the Equity Rule. Additionally, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules and did not meet the minimum stockholders’ equity requirement as of December 31, 2023, March 31, 2024, or June 30, 2024.

Nasdaq provided the Company until January 2, 2024 to submit to Nasdaq a plan to regain compliance. We submitted the plan to regain compliance in a timely manner, and on January 11, 2024, Nasdaq advised the Company that it has determined to grant the Company an extension to regain compliance with the Equity Rule.

While the Company was able to undertake some of the transactions described in the compliance plan, it was unable to regain compliance with the Equity Rule prior to the end of the plan period (May 13, 2024). As a result, on May 14, 2024, the Company received a delist determination letter from the Listing Qualifications department of The Nasdaq Stock Market LLC (the “Staff”) advising the Company that the Staff had determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Current Report Form 8-K by the May 13, 2024 deadline previously required by the Staff, evidencing compliance with the Equity Rule. On May 17, 2024, the Company requested an appeal of the Staff’s delisting determination, and on May 20, 2024, the Staff advised the Company that the delisting action referenced in the Staff’s determination letter had been stayed, pending a final written decision by the Nasdaq Hearings Panel (“Panel”). On July 2, 2024, the Company received notice that the Panel had determined to grant the Company’s request to continue its listing on The Nasdaq Stock Market, subject to the Company meeting certain conditions, including filing on or before July 31, 2024, a public disclosure describing the transactions undertaken by the Company to achieve compliance with Nasdaq’s continued listing rules and demonstrate long-term compliance with the Equity Rule and providing an indication of its equity following those transactions. On July 22, 2024, the Panel granted the Company’s request for additional time to achieve compliance with Nasdaq’s continued listing rules and demonstrate long-term compliance with the Equity Rule. Specifically, the Hearings Panel has agreed to provide the Company until September 30, 2024 to regain compliance with the Equity Rule and to allow the continued listing of the Company’s common stock and warrants on The Nasdaq Stock Market through such date, subject to the Company’s compliance with the Equity Rule on or prior to such date.

Notwithstanding the foregoing, there can be no assurance that the Company will be able to meet the deadlines or conditions imposed by the Panel, or regain compliance with all applicable requirements for continued listing. Additionally, the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Hearing Panel decision within 45 calendar days after issuance of the written decision. If the Listing Council determines to review the Hearing Panel’s decision, it may affirm, modify, reverse, dismiss or remand the decision to the Panel.

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

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years. As of September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024, our stockholders’ equity was below $2.5 million and we did not otherwise meet the net income requirements described above, and as such, we are not currently in compliance with Nasdaq’s continued listing standards relating to minimum stockholders’ equity. If we fail to timely remedy our compliance with such applicable requirement, our common stock and Public Warrants may be delisted.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2024, and for the period from July 1, 2024, to the filing date of this report which have not previously been reported in a Current Report on Form 8-K.

* * * * *

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

(c)	Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. Exhibits.

Exhibit No.	Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.1#	Separation and Release Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. James N. Woody		8-K	001-38105	10.1	05/9/2024
10.2#	Separation and Release Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. Jonathan Rothbard		8-K	001-38105	10.2	05/9/2024
10.3#	Consulting Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. Jonathan Rothbard		8-K	001-38105	10.3	05/9/2024
10.4#	Fourth Amendment to Consulting Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. Lawrence Steinman		8-K	001-38105	10.4	05/9/2024
10.5#	Executive Consulting Agreement dated May 7, 2024, by and between 180 Life Sciences Corp., Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc.		8-K	001-38105	10.5	05/9/2024
10.6#	Form of 180 Life Sciences Corp. Indemnity Agreement		8-K	001-38105	10.6	05/9/2024
16.1	Letter from Marcum LLP dated April 19, 2024		8-K	001-38105	16.1	04/19/2024
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: August 12, 2024	By:	/s/ Blair Jordan
Blair Jordan Interim Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Ozan Pamir
Ozan Pamir Chief Financial Officer (Principal Financial and Accounting Officer)