Form 10-Q
period 2024-09-30
180 Life Sciences Corp.
filed 2024-11-14
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, 1,976,999 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
Current Assets:
Cash	$194,920	$1,975,799
Prepaid expenses and other current assets	1,030,461	1,664,107
Total Current Assets	1,225,381	3,639,906
Intangible assets, net	9,244,475	1,619,570
Total Assets	$10,469,856	$5,259,476
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,090,827	$1,892,611
Accounts payable - related parties	580,830	266,009
Accrued expenses	466,335	1,869,814
Loans payable - current portion	473,143	1,034,124
Class B Convertible Preferred stock liability, $0.0001 par value, 1,000,000 shares authorized, issued and outstanding	2,772,695	-
Derivative liabilities	-	58
Total Current Liabilities	6,383,830	5,062,616
Loans payable - noncurrent portion	10,574	19,936
Deferred tax liability	341,678	304,657
Total Liabilities	6,736,082	5,387,209
Commitments and contingencies (Note 10)
Stockholders’ Equity (Deficit):

Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock)
Class C Preferred Stock; 1 share authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Class K Preferred Stock; 1 share authorized, 1 and 0 shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,026,930 and 534,719 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	103	54
Additional paid-in capital	135,955,083	130,117,209
Accumulated other comprehensive income	(2,983,072)	(2,901,339)
Accumulated deficit	(129,238,340)	(127,343,657)
Total Stockholders’ Equity (Deficit)	3,733,774	(127,733)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,469,856	$5,259,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development	$251,577	$972,113	$1,105,086	$2,339,863
Research and development - related parties	151,138	132,880	455,345	481,027
General and administrative	576,378	2,433,194	3,357,868	9,204,122
Total Operating Expenses	979,093	3,538,187	4,918,299	12,025,012
Loss From Operations	(979,093)	(3,538,187)	(4,918,299)	(12,025,012)

Other (Expense) Income:
Other Income	118,723	-	2,870,789	-
Interest expense	(13,633)	(11,634)	(41,442)	(34,796)
Loss on IP R&D asset impairment	-	(9,063,000)	-	(9,063,000)
Change in fair value of derivative liabilities	-	2,036	58	69,776
Gain on settlement of liabilities	37,283	-	194,211	-
Total other (expense) income, net	142,373	(9,072,598)	3,023,616	(9,028,020)
Loss Before Income Taxes	(836,720)	(12,610,785)	(1,894,683)	(21,053,032)
Income tax benefit	-	2,345,025	-	2,345,025
Net Loss	(836,720)	(10,265,760)	(1,894,683)	(18,708,007)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(67,332)	51,316	(81,733)	36,712
Total Comprehensive Income (Loss)	$(904,052)	$(10,214,444)	$(1,976,416)	$(18,671,295)

Basic and Diluted Net Loss per Common Share
Basic	$(0.85)	$(24.53)	$(2.24)	$(62.81)
Diluted	$(0.85)	$(24.53)	$(2.24)	$(62.81)

Weighted Average Number of Common Shares Outstanding:
Basic	980,641	418,524	846,529	297,834
Diluted	980,641	418,524	846,529	297,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

	For the Three and Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2024	534,719	$54	$130,117,209	$(2,901,339)	$(127,343,657)	$(127,733)
Shares issued from exercise of pre-funded warrants related to Amendment to August 2023 Offering	257,205	26	463	-	-	489
Adjustment related to reverse stock split in February 2024	60,848	6	(6)	-	-	-
Stock based compensation	-	-	236,062	-	-	236,062
Comprehensive income (loss):
Net loss	-	-	-	-	(1,069,744)	(1,069,744)
Other comprehensive income	-	-	-	6,460	-	6,460
Balance -March 31, 2024	852,772	86	130,353,728	(2,894,879)	(128,413,401)	(954,466)
Shares issued for settlement of liabilities	88,818	9	523,242	-	-	523,251
Stock based compensation	-	-	22,308	-	-	22,308
Comprehensive income (loss):
Net income	-	-	-	-	11,781	11,781
Other comprehensive income	-	-	-	(20,861)	-	(20,861)
Balance -June 30, 2024	941,590	$95	$130,899,278	$(2,915,740)	$(128,401,620)	$(417,987)
Shares issued for settlement of liabilities	85,340	8	190,003	-	-	190,011
Stock based compensation	-	-	16,456	-	-	16,456
Warrants issued for asset acquisition	-	-	4,849,346	-	-	4,849,346
Comprehensive income (loss):
Net loss	-	-	-	-	(836,720)	(836,720)
Other comprehensive loss	-	-	-	(67,332)	-	(67,332)
Balance -September 30, 2024	1,026,930	$103	$135,955,083	$(2,983,072)	$(129,238,340)	$3,733,774

	For the Three and Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2023	197,209	$20	$121,637,966	$(2,885,523)	$(107,408,545)	$11,343,918
Stock based compensation	-	-	557,421	-	-	557,421
Comprehensive income (loss):
Net loss	-	-	-	-	(4,762,078)	(4,762,078)
Other comprehensive income	-	-	-	663	-	663
Balance - March 31, 2023	197,209	20	122,195,387	(2,884,860)	(112,170,623)	7,139,924
Issuance of April 2023 pre-funded and common warrants, net	-	-	2,337,706	-	-	2,337,706
Shares issued from exercise of April 2023 pre-funded warrants	61,615	6	111	-	-	117
Shares issued in connection with April 2023 Offering, net	21,053	2	382,180	-	-	382,182
Stock based compensation	-	-	551,310	-	-	551,310
Comprehensive income (loss):						-
Net loss	-	-	-	-	(3,680,169)	(3,680,169)
Other comprehensive loss	-	-	-	(15,267)	-	(15,267)
Balance - June 30, 2023	279,877	28	125,466,694	(2,900,127)	(115,850,792)	6,715,803
Shares issued for professional services to directors	4,763	-	60,624	-	-	60,624
Issuance of August 2023 pre-funded warrants and common warrants, net	-	-	2,459,282	-	-	2,459,282
Shares issued from exercise of August 2023 pre-funded warrants	34,919	4	62	-	-	66
Shares issued in connection with August 2023 Offering	35,102	4	245,344	-	-	245,348
Stock based compensation	-	-	583,994			583,994
Comprehensive income (loss):
Net loss	-	-	-	-	(10,265,760)	(10,265,760)
Other comprehensive income	-	-	-	51,316	-	51,316
Balance - September 30, 2023	354,661	$35	$128,816,000	$(2,848,811)	$(126,116,552)	$(149,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(1,894,683)	$(18,708,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation
Shares issued for services	-	60,624
Amortization of stock options and restricted stock units	274,826	1,692,725
Loss on IP R&D asset impairment	-	9,063,000
Depreciation and amortization	61,408	83,015
Change in fair value of derivative liabilities	(58)	(69,776)
Gain loss on settlement of liabilities	(194,211)	-
Deferred tax benefit	-	(2,345,025)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,443,471	1,273,033
Accounts payable	4,060	(99,169)
Accounts payable - related parties	317,541	51,227
Accrued expenses	(542,260)	94,778
Accrued expenses – related parties	-	141,366
Total adjustments	1,364,777	9,945,798
Net Cash Used In Operating Activities	(529,906)	(8,762,209)

Cash Flows from Financing Activities
Proceeds from exercise of pre-funded warrants from the Amendment to August 2023 Offering	489	-
Proceeds from sale of April 2023 Offering stock and warrants	-	2,999,882
Proceeds from sale of August 2023 Offering stock and warrants	-	2,999,606
Proceeds from exercise of April 2023 Offering pre-funded warrants	-	117
Proceeds from exercise of August 2023 Offering pre-funded warrants	-	66
Payment of offering costs in connection with April 2023 Offering stock and warrants	-	(279,994)
Payment of offering costs in connection with August 2023 Offering stock and warrants	-	(294,976)
Repayment of loans payable	(1,005,856)	(985,175)
Net cash provided by (used in) financing activities	(1,005,367)	4,439,526

Effect of Exchange Rate Changes on Cash	(245,606)	15,093

Net Decrease In Cash	(1,780,879)	(4,307,590)
Cash – Beginning of Period	1,975,799	6,970,110
Cash – End of Period	$194,920	$2,662,520

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$12,078	$21,722

Non cash investing and financing activities
Common stock issued for settlement of liabilities	$523,251	$-
Warrants and Series B Convertible Preferred Stock issued for asset acquisition	$7,622,041	$-

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

On September 29, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Elray Resources, Inc. (“Elray”). Pursuant to the Purchase Agreement, Elray agreed to sell us certain source code and intellectual property relating to a “back-end technology platform” which is a key component of creating an online blockchain casino (the “Purchased Assets”) Elray agreed to provide support and assistance to the Company in connection with the building and launching of a fully operational casino operation utilizing the Purchased Assets.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. As of September 30, 2024, the Company had an accumulated deficit of $129,238,340 and a working capital deficit of $5,158,449, and for the nine months ended September 30, 2024, a net loss of $1,894,683 and cash used in operating activities of $529,906. The Company expects to invest a significant amount of capital to commercialize its iGaming assets as well as continuing to fund research and development of the Company’s existing biotechnology assets. On September 29, 2024, the Company acquired certain source code and intellectual property relating to an online blockchain casino and plans to build and launch a fully operational casino operation as part of its future operations. The Company expects to invest a significant amount of capital to fund the development and operation of this business, including but not limited to acquisition or development of a “front-end” user interface, sourcing of one or more games, acquiring relevant licenses and investing in marketing. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, will produce products capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2023, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries was the British Pound (“GBP”) (1.338 and 1.273 GBP to 1 US dollar, each as of September 30, 2024 and December 31, 2023, respectively) for balance sheet accounts, while expense accounts are translated at the weighted average exchange rate for the period (1.301 and 1.2655 GBP to 1 US dollar for each of the three months ended September 30, 2024 and 2023, respectively, and 1.277 and 1. 2442 GBP to 1 US dollar each for the nine months ended September 30, 2024 and 2023, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three months ended September 30, 2024 and 2023, the Company recorded other comprehensive loss of $67,332 and other comprehensive income of $51,316, respectively, as a result of foreign currency translation adjustments.  During the nine months ended September 30, 2024 and 2023, the Company recorded other comprehensive loss of $81,733 and other comprehensive income of $36,712, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized ($1,467) and ($350) of foreign currency transaction losses for the three and nine months ended September 30, 2024, respectively, and recognized $2,952 and $1,485 of foreign currency transaction losses for the three and nine months ended September 30, 2023, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Intangible Assets

Intangible assets consist of source code and intellectual property relating to an online blockchain casino acquired on September 29, 2024 and licensed patents held by Katexco, a wholly-owned subsidiary of the Company, as well as technology licenses acquired in connection with the July 2019, corporate restructuring completed between the Company and each of 180 LP, Katexco and CBR Pharma, pursuant to which each of 180 LP, Katexco and CBR Pharma became wholly-owned subsidiaries of the Company (the “Reorganization”). The casino technology and intellectual property is amortized over an estimated useful life of three years. Licensed patents are amortized over the remaining life of the patent. Technology licenses represent the fair value of licenses acquired for the development and commercialization of certain licenses and knowledge. The technology licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents. It will be necessary to monitor and possibly adjust the useful lives of the licensed patents and technology licenses depending on the results of the Company’s research and development activities.

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

In-Process Research and Development (“IP R&D”)

IP R&D assets represent the fair value assigned to technologies that were acquired on July 16, 2019 in connection with the transaction whereby the Company acquired each of Katexco Pharmaceuticals Corp., CBR Pharma and 180 LP, which have not reached technological feasibility and have no alternative future use. IP R&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IP R&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IP R&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IP R&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may record a full or partial impairment charge related to the IP R&D assets, calculated as the excess of the carrying value of the IP R&D assets over their estimated fair value.

As of December 31, 2022, the carrying amount of the IP R&D assets on the balance sheet was $12,405,084 (which consisted of carrying amounts of $1,462,084 and $10,943,000 related to the Company’s CBR Pharma subsidiary and its 180 LP subsidiary, respectively). Per the valuation obtained from a third party as of 2022 year-end, the fair market value of the Company’s IP R&D assets was determined to be $9,063,000 (which consisted of fair values of $0 and $9,063,000 related to the Company’s CBR Pharma subsidiary and 180 LP subsidiary, respectively). As of that measurement date, the carrying values of the CBR Pharma and 180 LP subsidiaries’ assets exceeded their fair market values by $1,462,084 and $1,880,000, respectively. As such, management determined that the consolidated IP R&D assets were impaired by $3,342,084 and, in order to recognize the impairment, the Company recorded a loss for this amount during the fourth quarter of 2022, which appeared as a loss on IP R&D asset impairment on the income statement. This reduced the IP R&D asset balances of its CBR Pharma subsidiary and its 180 LP subsidiary to zero and $9,063,000, respectively, as of December 31, 2022; and the total consolidated IP R&D asset balance was $9,063,000 after impairment.

As of December 31, 2022, the carrying amount of the IP R&D assets on the balance sheet was $9,063,000 (which consisted of a balance related to the Company’s 180 LP subsidiary); the Company typically assesses asset impairment on an annual basis unless a triggering event or other facts or circumstances indicate that an evaluation should be performed at an earlier date. As of September 30, 2023, the Company assessed the then most recent delays in its commercialization timeline, general economic conditions, industry and market considerations, the Company’s financial performance and all relevant legal, regulatory, and political factors that might indicate the possibility of impairment and concluded that, when these factors were collectively evaluated, it is more likely than not that the asset is impaired. The Company recorded a loss in the amount of $9,063,000 for the three and nine months ended September 30, 2023, which appears as a loss on impairment to IP R&D assets on the income statement. As a result, as of September 30, 2023, the carrying amount of the IP R&D assets on the balance sheet became $0 (nil).

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

Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date but before these condensed consolidated financial statements were issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 13 - Subsequent Events.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Insurance	$571,898	$934,990
Research and development expense tax credit receivable	-	440,161
Professional fees	414,217	279,039
Value-added tax receivable	44,346	9,917
	$1,030,461	$1,664,107

NOTE 5 – INTANGIBLE ASSETS

On September 29, 2024, the Company entered into the Purchase Agreement with Elray. Pursuant to the Purchase Agreement, Elray agreed to sell us the Purchased Assets in consideration for 1,000,000 shares of newly designated Series B Convertible Preferred Stock (the “Preferred Stock”, and the shares of common stock issuable upon conversion thereof, the “Conversion Shares”) and warrants to purchase 3,000,000 shares of common stock of the Company (the “Purchase Warrants” and the shares of common stock issuable upon exercise thereof, the “Purchase Warrant Shares”).

On September 30, 2024, in contemplation of the closing of the transactions contemplated by the Purchase Agreement, and pursuant to the power provided to the Company by the Certificate of Incorporation of the Company, as amended, the Company’s Board of Directors approved the adoption of, and filing of, a Certificate of Designations of 180 Life Sciences Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock (the “Series B Designation”), which was filed with, and became effective with, the Secretary of State of Delaware on the same date. The Series B Designation designated 1,000,000 shares of Series B Convertible Preferred Stock which were issued to Elray on September 30, 2024 (the “Closing Date”). The Series B Designation designated 1,000,000 shares of Series B Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $17.30 per share.

The purchase of the Purchased Assets closed on September 30, 2024.

Based on the terms of the Series B Preferred Stock and the Purchase Agreement, and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 480-10, the instruments are accounted for as a liability due to the variable number of shares issuable under the agreement pursuant to the conversion terms. As of September 30, 2024, the carrying value of the Series B Convertible Preferred Stock liability in aggregate was $2,772,695. The Company estimated the fair value of the Series B Convertible Preferred Stock based on the market value of the underlying common shares into which the Series B Convertible Preferred stock is convertible into at the transaction date, and an estimated fair value of the liquidation preference using option pricing models for scenarios of the liquidation preference being in effect or conversion of the Series B Convertible Preferred Stock by the holder.

The Purchase Warrants have an exercise price of $1.68 per share, the closing stock price of the Company’s common stock on the last trading day prior to the parties’ entry into the Purchase Agreement, and a term of seven years (through September 30, 2031). The Purchase Warrants also provide for cashless exercise rights. No shares of common stock may be issued upon exercise of the Purchase Warrants until or unless the Company has received approval from its stockholders for the issuance of such shares of common stock upon exercise of the Purchase Warrants. The Company estimated the fair value of the Purchase Warrants of $4,849,346 based on the Black-Scholes option pricing model with the following key assumptions ranging from: Fair value stock price, $1.68, Exercise price, $1.68, Term 7 years, Volatility 234.08%, Discount rate of 3.60% and a dividend yield of 0%.

The Company had capitalized intangible cost of $7,622,041 at September 30, 2024, related to the Purchased Assets. The Purchased Assets were not yet placed in service on September 30, 2024, and amortization has not been recorded.

The technology acquired from Elray will be amortized over three years based on its nature as acquired technology and its expected useful life.

The Company will perform its definite-lived intangible asset impairment test on an annual basis with the initial impairment test after an acquisition completed before the expiration of the next 12 month period.

Intangible assets at September 30, 2024 and December 31, 2023 consisted of the following:

	Useful	September 30,	December 31,
	Life (years)	2024	2023
Source code and intellectual property	3	$7,622,041	$-
Licensed Patents	20	530,651	599,686
Technology license	20	1,713,448	1,562,744

Intangible assets		9,866,140	2,162,430
Less: accumulated amortization		(621,665)	(542,860)

Intangible assets, net		$9,244,475	$1,619,570

Amortization expense was $13,851 and $32,693 for the three months ended September 30, 2024 and 2023, and $61,408 and $83,015 for the nine months ended September 30, 2024 and 2023, respectively, related to intangible assets, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss. The licensed patents and technology license have a remaining useful life of approximately 11 and 15 years, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Consulting fees	$-	$645,081
Professional fees	-	184,846
Litigation accrual	-	49,999
Employee and director compensation	87,875	530,383
Research and development fees	311,588	378,683
Interest	56,363	70,923
Other	10,509	9,899
	$466,335	$1,869,814

During the nine months ended September 30, 2024, the Company had amounts due to contractors related to certain R&D programs that were forgiven; as a result, the Company reduced its accounts payable and accrued liabilities accounts by $588,506 and $450,859, respectively, during the period and recorded the forgiven amounts as other income for a total of $1,039,364 on the income statement.

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

	Warrants(1)
	Public	Private
	SPAC	SPAC	PIPE	Other	Total
Balance as of January 1, 2024	$58	$-	$-	$-	$58
Change in fair value of derivative liabilities	191	-	-	-	191
Balance as of March 31, 2024	249	-	-	-	249
Change in fair value of derivative liabilities	(249)	-	-	-	(249)
Balance as of June 30, 2024	-	-	-	-	-
Change in fair value of derivative liabilities	-	-	-	-	-
Balance as of September 30, 2024	$-	$-	$-	$-	$-

(1)	There are 15,132 shares underlying the Public SPAC warrants, 662 shares underlying the Private SPAC warrants, 6,748 shares underlying the PIPE warrants and 168 shares underlying the Other warrants outstanding as of September 30, 2024.

The fair value of the derivative liabilities as of September 30, 2024 and December 31, 2023 was estimated using the Black Scholes option pricing model, with the following assumptions used to determine the values of Level 3 derivative liabilities:

September 30, 2024
Risk-free interest rate	4.63% - 5.50%
Expected term in years	0.34 – 1.90
Expected volatility	90.0% - 130.0%
Expected dividends	0%

December 31, 2023
Risk-free interest rate	3.71% - 5.50%
Expected term in years	0.59 – 2.90
Expected volatility	100.0% - 110.0%
Expected dividends	0%

NOTE 8 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the nine months ended September 30, 2024:

	Principal balance at December 31, 2023	Principal additions	Principal repayments in cash	Cancellation	Effects of foreign exchange rates	Principal balance at September 30, 2024
Bounce Back Loan Scheme	$32,818	$-	$(9,751)	$-	$1,300	$24,367
First Insurance - 2023	785,150	-	(523,434)	(261,716)	-	-
First Insurance - 2024	-	777,702	(472,671)	-	-	305,031
Other loans payable	236,092	-	-	(81,720)	(53)	154,319
Total loans payable	$1,054,060	$777,702	$(1,005,856)	$(343,436)	$1,247	$483,717
Less: loans payable – current portion	1,034,124					473,143
Loans payable – noncurrent portion	$19,936					$10,574

For the three months ended September 30, 2024 and 2023, the Company recognized interest expense associated with loans payable of $13,633 and $11,633 respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized interest expense associated with loans payable of $41,442 and $34,796, respectively, and interest income — related parties associated with loans payable of $0 and $0, respectively.

During the nine months ended September 30, 2024, the Company settled $25,171 of interest expense related to loans payable. As of September 30, 2024 and December 31, 2023, the Company had accrued interest associated with loans payable of $56,363 and $70,923, respectively. In June 2024, the Company cancelled the 2023 insurance policy with First Insurance and on October 1, 2024, the Company received the return premiums of $178,514 related to the cancelled insurance policy. The Company entered into a new replacement policy effective June 14, 2024, and entered into a financing agreement related to the new policy for $777,702 in July 2024.

NOTE 9 - CLASS B CONVERTIBLE PREFERRED STOCK LIABILITY

Based on the terms of the Series B Convertible Preferred Stock and the Purchase Agreement, and in accordance with FASB ASC 480-10, the Series B Convertible Preferred Stock is accounted for as a liability due to the variable number of shares issuable under the agreement pursuant to the conversion terms. As of September 30, 2024, the carrying value of the Series B Convertible Preferred Stock liability in aggregate was $2,772,695.

On September 30, 2024, in contemplation of the closing of the transactions contemplated by the Purchase Agreement, and pursuant to the power provided to the Company by the Certificate of Incorporation of the Company, as amended, the Company’s Board of Directors approved the adoption of, and filing of, a Certificate of Designations of 180 Life Sciences Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock (the “Series B Designation”), which was filed with, and became effective with, the Secretary of State of Delaware on the same date. The Series B Designation designated 1,000,000 shares of Series B Convertible Preferred Stock which were issued to Elray on the Closing Date.

The below is a summary of the rights and preferences of the Series B Convertible Preferred Stock:

Voting Rights. Until such time, if ever, as the shareholders of the Company have approved the issuance of shares of common stock upon the conversion of the Series B Convertible Preferred Stock (“Stockholder Approval”), the Series B Convertible Preferred Stock only has rights to vote on amendments to the Series B Designation (which are subject to the approval of a simple majority of the holders of Series B Convertible Preferred Stock), and the Protective Provisions, discussed below.

The Series B Preferred Stock requires the consent of the holders of at least a majority of the issued and outstanding shares of Series B Convertible Preferred Stock to (a) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Convertible Preferred Stock of the Company; (b) adopt or authorize any new designation of any Preferred Stock or amend the Certificate of Incorporation of the Company in a manner which (i) provides any holder of common stock or preferred stock any rights upon a liquidation of the Company which are prior and superior to those of the holders of the Series B Convertible Preferred Stock; or (ii) adversely affect the rights, preferences and privileges of the Series B Convertible Preferred Stock; (c) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series B Convertible Preferred Stock; (d) alter or change the rights, preferences or privileges of the shares of Series B Convertible Preferred Stock so as to affect adversely the shares of such series; and (e) issue any shares of Series A Preferred Stock or Series B Convertible Preferred Stock, other than the Preferred Stock issued pursuant to the Purchase Agreement (collectively, the “Protective Provisions”).

After Stockholder Approval, in addition to the above voting rights, each holder of outstanding shares of Series B Convertible Preferred Stock shall be entitled to cast the number of votes in connection with the Series B Convertible Preferred Stock shares held by such holder equal to the number of whole shares of common stock into which the shares of Series B Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Fractional votes shall not, however, be permitted and any fractional voting rights available on an as-converted to common stock basis (after aggregating all fractional shares into which shares of Series B Convertible Preferred Stock held by each holder could be converted) shall be rounded down to the nearest whole share. Except as provided by law or by the other provisions of the Certificate of Incorporation or the Series B Designation, holders of Series B Convertible Preferred Stock shall vote together with the holders of common stock as a single class and there shall be no series voting.

Dividend Rights. None, except that if the Company declares a dividend or makes a distribution of cash (or any other distribution treated as a dividend under Section 301 of the Internal Revenue Code) on its common stock, each holder of Shares of Series B Convertible Preferred Stock is entitled to participate in such dividend or distribution in an amount equal to the largest number of whole shares of common stock into which all shares of Series B Convertible Preferred Stock held of record by such holder are convertible as of the record date for such dividend or distribution or, if there is no specified record date, as of the date of such dividend or distribution. Notwithstanding the foregoing, holders shall have no right of participation in connection with dividends or distributions made to the common stock stockholders consisting solely of shares of common stock.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (each a “Liquidation Event”), the holders of Series B Convertible Preferred Stock are entitled to receive prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock or securities junior to the Series B Convertible Preferred Stock (other than the common stock) by reason of their ownership of such stock, but after any required distribution to any holders of Series B Convertible Preferred Stock, an amount in cash per share of Series B Convertible Preferred Stock for each share of Series B Convertible Preferred Stock held by them equal to the greater of (x) one times the Stated Value; and (y) the total amount of consideration that would have been payable on such share upon a Liquidation Event, had such share of Series B Convertible Preferred Stock been converted into common stock, immediately prior to such Liquidation Event (as applicable, the “Liquidation Preference”). The “Stated Value” is $17.30 per share of Series B Convertible Preferred Stock, for a total aggregate Liquidation Preference of $17,300,000.

Conversion Rights. None prior to Stockholder Approval. After Stockholder Approval, at the option of the holder(s) thereof, each share of Series B Convertible Preferred Stock is convertible into a number of shares of common stock of the Company as equals the Conversion Rate. The “Conversion Rate” shall initially be 0.685 (or 685,000 shares in aggregate, which would represent 40% of the Company’s then outstanding shares of common stock), as equitably adjusted, as applicable for stock splits and recapitalizations; provided that if at any time after the original issuance date of the Series B Convertible Preferred Stock and prior to the Stockholder Approval Date, the Company shall actually issue any additional shares of common stock of the Company (each a “Dilutive Issuance”), the Conversion Rate shall be increased to a value equal to (x)(i) the total outstanding shares of common stock (“Total Outstanding Shares”) on the date immediately following such Dilutive Issuance, divided by (ii) 60%, minus (iii) the Total Outstanding Shares on the date immediately following such Dilutive Issuance, divided by (y) 1,000,000, rounded to the thousands place, as equitably adjusted, as applicable for stock splits and recapitalizations (each a “Dilutive Adjustment”); provided that in no event will the Conversion Rate be greater than ten. The effect of any change in the Conversion Rate shall not be retroactive and shall only apply for conversions of Series B Convertible Preferred Stock following the date of any Dilutive Adjustment. The Conversion Rate is designed to result in the holders of the Series B Convertible Preferred Stock receiving 40% of the then outstanding shares of common stock upon conversion of the Series B Convertible Preferred Stock, subject to a maximum of 10 million shares of common stock, and further subject to such conversion ratio being fixed upon Stockholder Approval. The current Conversion Rate of the Series B Convertible Preferred Stock is 1.318 or 1,318,000 total shares of common stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of September 30, 2024.

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

Notwithstanding the Order, such ruling does not constitute any final adjudication as to whether Dr. Krauss will ultimately be entitled to permanently retain such advancements, and Dr. Krauss has posted an undertaking with the Court affirmatively promising to repay all such amounts if she is eventually found to be liable for the Company’s and/or the SEC’s claims against her. The Company is seeking payment for a substantial portion of such amounts from its director and officers’ insurance policy issued by AmTrust International Underwriters, as referenced below. The Company is currently in discussions with Dr. Krauss regarding a potential settlement of outstanding claims, provided that such settlement may not be entered into on favorable terms, if at all.

Action Against Tyche Capital LLC

The Company commenced and filed an action against defendant Tyche Capital LLC (“Tyche”) in the Supreme Court of New York in the County of New York on April 15, 2021.  In its Complaint, the Company alleged claims against Tyche arising out of Tyche’s breach of its written contractual obligations to the Company as set forth in a Guarantee and Commitment Agreement dated July 25, 2019, and a Term Sheet for KBL Business Combination With CannBioRex dated April 10, 2019 (collectively, the “Subject Guarantee”), and claimed that Tyche’s breach of the Subject Guarantee caused the Company damages in the amount of at least $6,776,686.

On or about May 17, 2021, Tyche responded to the Company’s Complaint by filing an Answer and Counterclaims against the Company alleging that it was the Company, rather than Tyche, that had breached the Subject Guarantee.  Tyche also filed a Third-Party Complaint against six third-party defendants, including three members of the Company’s then management, Sir Marc Feldmann, Dr. James Woody, and Ozan Pamir (collectively, the “Individual Company Defendants”), claiming that they allegedly breached fiduciary duties to Tyche with regards to the Subject Guarantee.

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

On June 30, 2024, the Company entered into a written Settlement Agreement with Tyche and Ronald Bauer & Samantha Bauer to fully resolve this action with Tyche and the Bauer action referenced below. The Settlement Agreement has been fully signed, and the parties are currently engaged in performing its terms, which include, among other things, transfer to the Company of Tyche’s shares of the Company’s stock in escrow, transfer to the Company of shares of the Company’s stock held by Theseus Capital Ltd. and Astatine Capital Ltd., forgiveness of loans to the Company by the Bauer Defendants, exoneration of the Company’s $50,000 bond in the Tyche action, complete mutual releases of all claims and counterclaims in both actions, and dismissal of both the Tyche action and the Bauer action in their entireties. As a result of forgiveness of loans payable to the Bauer Defendants totaling $81,720, and accrued interest of $25,171, as well as release of the Company’s $50,000 bond, the Company recognized a gain of $156,891 during the nine months ended September 30, 2024, included in Gain on Settlement of Liabilities on the consolidated statement of operations and comprehensive income.

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

The Court also found that there were issues of disputed facts as to the Change in Control exclusion contained within the policies, which therefore precluded the Court from granting the remainder of the Company’s requests for summary adjudication as a matter of law. Accordingly, the Court, at that time, denied the Company’s further requests for summary adjudication and deemed that for the time being, the Change in Control issue is to be determined at the time of trial, in order to find that the policies (i) provide coverage for the fees which the Company has advanced and will advance to Dr. Marlene Krauss and George Hornig; (ii) that AmTrust has breached the policy; (iii) that AmTrust must pay such expenses of the Company; and that, once the AmTrust policy has been exhausted, (iv) Freedom will be obligated to pay such expenses of the Company pursuant to its policy.

On August 4, 2023, the Court granted the Company’s request to file a second motion for partial summary judgment in the case, this one being on the issue of whether AmTrust should be required to advance to the Company the defense costs being incurred by Dr. Marlene Krauss and George Hornig during the pendency of the case. The Motion for Partial Summary Judgment was fully briefed by the parties, and a hearing for such Motion was held on January 11, 2024. After the matter was taken under submission, on February 12, 2024, the Court granted the Company’s Motion for Partial Summary Judgment against both AmTrust and Freedom, and ordered as follows: (a) AmTrust is obligated under its insurance policy with the Company to advance to the Company all defense costs in excess of the deductible that the Company has advanced, or will advance, to Dr. Krauss and Mr. Hornig in connection with certain SEC Subpoenas, and (b) upon exhaustion of the AmTrust insurance policy, Freedom is obligated to do the same pursuant to its excess liability insurance policy with the Company. This Order applies throughout the interim of the case, but does not constitute a final judgment, and both the Company and the two insurers retain their rights to contest all applicable issues at trial, which is scheduled for May 12, 2025. A final judgment following trial could potentially confirm these obligations of the insurers or, alternatively, reverse and require the Company to repay all or portions of such advance payments. There is no assurance at this time as to what the final judgment may entail.

On April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company has advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $1.5 million after the payment of attorney’s fees. On May 9, 2024, AmTrust paid the Company $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, and the Company has received $200,093 after the payment of attorney’s fees.

The Company, Freedom and Amtrust held a mediation conference on August 21, 2024, during which, the Company agreed to the terms of a settlement with Freedom, pursuant to which Freedom agreed to pay $125,000 to the Company, of which the Company received approximately $83,333 after the payment of legal fees.

On September 23, 2024, Freedom paid the Company a further $125,000 in reimbursement of fees advanced by the Company, of which the Company received $76,639 after the payment of attorney’s fees. On September 5, 2024, the Company and Freedom executed a mutual release agreement. The total of $1,789,443 is included in other income on the Company’s unaudited consolidated statements of operations and comprehensive income.

Amtrust and the Company have commenced written discovery proceedings against each other and anticipate that depositions will also occur. The Company intends to continue to vigorously pursue this matter in order to establish the Company’s entitlement to full and final payment by AmTrust of the subject advancement expenses of the Company. While the Company continues to believe it has a strong case against AmTrust, there can be no assurance that the Company will prevail in this action. The final outcome of the litigation is unknown at this time and such final outcome could be materially adverse to the Company.

Other Commitments

Amendments to Compensation Agreements

On January 10, 2024, and effective on January 1, 2024, the Company entered into (a) a Fourth Amendment to Amended and Restated Employment Agreement with Dr. James Woody, the then CEO and Director of the Company; (b) a Fourth Amendment to Employment Agreement with Dr. Jonathan Rothbard, the then Chief Science Officer (CSO) of the Company; (c) a Third Amendment to Consulting Agreement with Dr. Lawrence Steinman, the then Executive Chairman of the Company; and (d) a Second Amendment to Consulting Agreement with Prof. Sir Marc Feldmann, the former Executive Co-Chairman of the Company (collectively, the “Amendments”), which each amended the compensation agreements then in place with such individuals.

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

Also pursuant to the Amendments, each of Dr. Steinman and Sir Marc Feldmann, effective as of January 1, 2024, agreed to a reduction of the base salaries set forth in their respective consulting agreements, by 100%, to $0 per year for each of Dr. Steinman and Sir Marc Feldmann, with the amount of such salary reductions ($18,750 per month or $225,000 per year, for Dr. Steinman and £14,167 per month or £170,000 per year, for Sir Marc Feldmann) accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety.

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

Under the Woody Separation Agreement, Dr. Woody agreed to provide a customary general release to the Company, waived any severance pay that would have been due pursuant to the terms of his employment agreement, agreed to the termination of his employment agreement, and also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company. The 25,000 fully-vested shares of the Company’s common stock due to Dr. Woody will be issued under the Company’s Second Amended and Restated 2022 Omnibus Incentive Plan. As a result of the separation, the Company had a total of $237,748 of accrued expenses owed to Dr. Woody waived in full, realizing a gain of $132,498 during the nine months ended September 30, 2024, which is included in additional paid-in capital on the consolidated statement of stockholders’ equity (deficit) due to the related party nature of the settlement.

Feldmann Separation Agreement

Effective on September 5, 2024, the Company’s wholly-owned subsidiary, CBR Pharma and the Company, entered into a Separation and Release Agreement with Sir Marc Feldmann, the former Co-Executive Chairman of the Company, the former Chief Executive Officer of CBR Pharma, and the former director of CBR Pharma, which was amended to clarify such agreement was effective September 5, 2024 (as amended, the “Feldmann Separation Agreement”).

Under the Feldmann Separation Agreement, the Company agreed to issue Sir Marc Feldmann 57,328 shares of common stock and options to purchase 20,000 shares of common stock with a term of two years and an exercise price of $1.95 per share, the closing sales price of the Company’s common stock on September 5, 2024, under the Company’s Second Amended and Restated 2022 Omnibus Incentive Plan to satisfy amounts owed to Sir Marc Feldmann in consideration for services previously rendered to CBR Pharma. Under the Feldmann Separation Agreement, Sir Marc Feldmann provided a customary general release to CBR Pharma and the Company, the Company and CBR Pharma provided a release to Sir Marc Feldmann, subject to certain exceptions, and Sir Marc Feldmann also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company and CBR Pharma. The shares were issued on September 10, 2024, and had a fair value of $101,471. The fair value of the options at issuance was $28,591. The Company valued the options using the Black-Scholes model with the following key assumptions ranging from: Fair value stock price, $1.95, Exercise price, $1.95, Term 2 years, Volatility 153.71%, Discount rate of 3.75% and a Dividend yield of 0%. The Company recognized no gain or loss on the Feldmann Separation Agreement.

Also effective on September 5, 2024, the Company entered into an Indemnification Agreement with Sir Marc Feldmann to provide for indemnification to Sir Marc Feldmann under Delaware law. Among other things, consistent with the Company’s Bylaws, the Indemnification Agreement generally requires that the Company (i) indemnify Sir Marc Feldmann from and against all expenses and liabilities with respect to proceedings to which Sir Marc Feldmann may be subject by reason of Sir Marc Feldmann’s service to the Company and its subsidiaries to the fullest extent authorized or permitted by Delaware law and (ii) advance all expenses incurred by Sir Marc Feldmann in connection with the investigation, defense, settlement or appeal of any proceeding, and in connection with any proceeding to enforce Sir Marc Feldmann’s rights under the Indemnification Agreement.

Rothbard Separation Agreement and Consulting Agreement

On May 7, 2024, Dr. Jonathan Rothbard resigned as Chief Scientific Officer of the Company effective the same date and entered into a Separation and Release Agreement with the Company (the “Rothbard Separation Agreement”).

Under the Rothbard Separation Agreement, the Company agreed to pay Dr. Rothbard $200 in cash, less all applicable withholdings and required deductions. Under the Rothbard Separation Agreement, Dr. Rothbard agreed to provide a customary general release to the Company, waived any severance pay that would have been due pursuant to the terms of his employment agreement, agreed to the termination of his employment agreement, and also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company. As a result of the separation, the Company had a total of $53,365 of accrued expenses owed to Dr. Rothbard waived in full, realizing a gain of $53,165 during the nine months ended September 30, 2024, which is included in additional paid-in capital on the consolidated statement of stockholders’ equity (deficit) due to the related party nature of the settlement.

Effective on May 7, 2024, the Company entered into a Consulting Agreement with Dr. Rothbard pursuant to which he agreed to provide general consulting services to the Company for a term of six months, for $150 per hour (the “Rothbard Consulting Agreement”). The agreement contains standard and customary confidentiality requirements.

Steinman Fourth Amendment to Consulting Agreement

On May 7, 2024, the Company entered into a Fourth Amendment to Consulting Agreement with Dr. Lawrence Steinman, the then Executive Chairman of the Board and current director of the Company (the “Fourth Amendment”). Pursuant to the Fourth Amendment, Dr. Steinman waived and forgave all amounts accrued and owed to him under the Consulting Agreement through such date, and agreed that compensation payable to him under the Consulting Agreement moving forward would be $0, provided that as long as Dr. Steinman remains a member of the Board of Company, he is to receive the same compensation payable to other non-executive members of the Board of Directors. As a result of the Fourth Amendment, the Company had $175,313 in accrued expenses owed to Dr. Steinman waived in full, and realized a gain on the transaction of $175,313, which is included in additional paid-in capital on the consolidated statement of stockholders’ equity (deficit) due to the related party nature of the settlement.

Dr. Steinman also agreed to step down as Executive Chairman of the Board of Directors and to instead serve as a regular member of the Board of Directors, provided that on May 7, 2024, Dr. Steinman was appointed as a member of the then Strategy and Alternatives Committee of the Company.

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

Non-Executive Director Compensation

Effective on May 7, 2024, the Board of Directors set the compensation payable to non-executive members of the Board of Directors for services on the Board of Directors, at (a) $50,000 per year for service on the Board; (b) $15,000 for each Chairperson of a committee of the Board of Directors (provided that only one additional $15,000 payment shall be made even if the Director chairs multiple committees); and $25,000 additional for each member of the Strategy and Alternatives Committee of the Board of Directors, provided that effective October 24, 2024, the Board determined that the members of the Strategy and Alternatives, Risk, Safety and Regulatory Committee (which committee was formed by the combination of the Strategy and Alternatives Committee and the Risk, Safety and Regulatory Committee), would not receive any additional consideration for services on such committee other than their standard compensation for service on the Board.

Indemnification Agreements

The Company has entered into Indemnity Agreements (each an “Indemnification Agreement”) with each of its then directors and officers (each an “Indemnitee”), to provide for indemnification to the officers and directors under Delaware law. Among other things, consistent with the Company’s Bylaws, each Indemnification Agreement generally requires that the Company (i) indemnify the Indemnitee from and against all expenses and liabilities with respect to proceedings to which Indemnitee may be subject by reason of the Indemnitee’s service to the Company to the fullest extent authorized or permitted by Delaware law and (ii) advance all expenses incurred by the Indemnitee in connection with the investigation, defense, settlement or appeal of any proceeding, and in connection with any proceeding to enforce the Indemnitee’s rights under the Indemnification Agreement. The Indemnification Agreement also establishes various related procedures and processes and generally requires the Company to maintain directors’ and officers’ liability insurance coverage.

NOTE 11 - STOCKHOLDERS’ (DEFICIT) EQUITY

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

Shares issued for Services

On July 19, 2024, the Company issued a total of 28,012 shares of common stock to two consultants in settlement of approximately $96,000 of accounts payable in consideration for services rendered. The shares were issued under the Company’s Second Amended and Restated 2022 Omnibus Incentive Plan. The shares had a fair value of $59,50 and the Company recognized a gain of $36,682 during the three months ended September 30, 2024.

Nasdaq Listing Rule Non-Compliance

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

Additionally, on November 15, 2023, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company reported a stockholders’ deficit of ($149,327), which is below the minimum stockholders’ equity required for continued listing pursuant to the Equity Rule. Additionally, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules and did not meet the minimum stockholders’ equity requirement as of December 31, 2023, March 31, 2024 or June 30, 2024.

Nasdaq provided the Company until January 2, 2024 to submit to Nasdaq a plan to regain compliance. We submitted the plan to regain compliance in a timely manner, and on January 11, 2024, Nasdaq advised the Company that it has determined to grant the Company an extension to regain compliance with the Equity Rule.

The terms of the extension were as follows: on or before May 13, 2024, the Company must have completed certain transactions described in greater detail in the compliance plan, contemplated to result in the Company increasing its stockholders’ equity to more than $2.5 million, and opt for one of the two following alternatives to evidence compliance with the Equity Rule: Alternative 1: The Company must have furnished to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K) including: 1. A disclosure of the Staff’s deficiency letter and the specific deficiency(ies) cited; 2. A description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; and 3. An affirmative statement that, as of the date of the report, the Company believed it had regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; or Alternative 2: The Company must furnish to the SEC and Nasdaq a publicly available report including: 1. Steps 1 & 2 set forth above; 2. A balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date; and 3. That the Company believes it satisfies the stockholders’ equity requirement as of the report date. The pro forma balance sheet must have evidenced compliance with the stockholders’ equity requirement.

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

While the Company was able to undertake some of the transactions described in the Equity Rule compliance plan, it was unable to regain compliance with the Equity Rule prior to the end of the plan period (May 13, 2024). As a result, on May 14, 2024, the Company received a delist determination letter from the Listing Qualifications department of The Nasdaq Stock Market LLC (the “Staff”) advising the Company that the Staff had determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Current Report Form 8-K by the May 13, 2024 deadline previously required by the Staff, evidencing compliance with the Equity Rule. On May 17, 2024, the Company requested an appeal of the Staff’s delisting determination, and on May 20, 2024, the Staff advised the Company that the delisting action referenced in the Staff’s determination letter had been stayed, pending a final written decision by the Nasdaq Hearings Panel (“Panel”). On July 2, 2024, the Company received notice that the Panel had determined to grant the Company’s request to continue its listing on The Nasdaq Stock Market, subject to the Company meeting certain conditions, including filing on or before July 31, 2024, a public disclosure describing the transactions undertaken by the Company to achieve compliance with Nasdaq’s continued listing rules and demonstrate long-term compliance with the Equity Rule and providing an indication of its equity following those transactions. On July 22, 2024, the Panel granted the Company’s request for additional time to achieve compliance with Nasdaq’s continued listing rules and demonstrate long-term compliance with the Equity Rule. Specifically, the Hearings Panel subsequently extended that deadline to September 30, 2024, and subsequently extended such deadline further to October 15, 2024, to regain compliance with the Equity Rule and to allow the continued listing of the Company’s common stock and warrants on The Nasdaq Stock Market through such date, subject to the Company’s compliance with the Equity Rule on or prior to such date.

As a result of the acquisition of the Purchased Assets, issuance of the 1,000,000 shares of Series B Convertible Preferred Stock and Purchase Warrants, on October 4, 2024, we received a letter from Nasdaq confirming that we had regained compliance with the Equity Rule. Nasdaq also advised the Company that in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter. If, within that one-year monitoring period, the Staff finds that the Company is no longer in compliance with the Equity Rule, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to such deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

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

Notwithstanding the above, the Company remains out of compliance with the audit committee requirements for continued listing on Nasdaq set forth in Listing Rule 5605(c)(2), which requires that listed companies maintain an audit committee of at least three independent directors, as discussed above. The Company is currently seeking qualified independent Board members and hopes to regain compliance with Listing Rule 5602(c)(2) in the near future.

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

Other than exercise price and exercisability, the Additional Warrants have the same terms and conditions as the August 2023 Pre-funded Warrants and the August 2023 Common Warrants and, as such, were determined to be equity-classified because they met the limited exception in the case of a change-in-control. In accordance with the Amendment to the August 2023 Offering, the Company entered into a warrant amendment agreement to amend the following outstanding warrants held by the Purchaser: (i) warrants to purchase up to 16,138 shares of common stock issued in July 2022; (ii) warrants to purchase up to 135,339 shares of common stock issued in December 2022; (iii) warrants to purchase up to 82,668 shares of common stock issued in April 2023; and (iv) warrants to purchase up to 242,915 shares of common stock issued in August 2023 (collectively, the “Prior Common Warrants”), to have an exercise price equal to $3.23 per share and an expiration date of February 16, 2029.

During February and March 2024, all of the additional 257,205 pre-funded warrants issued in connection with the Amendment to the August 2023 Offering were exercised for a value of $489.

Second Amendment to the 2022 Omnibus Incentive Plan

On February 16, 2024, the Company held a special meeting of its stockholders as of December 18, 2023, and approved the adoption of a Second Amendment to the 180 Life Sciences Corp. 2022 Omnibus Incentive Plan. Such amendment increased the maximum number of shares available to be issued under the Plan from 24,736 shares to 223,679 shares.

Stock Options

A summary of the option activity during the nine months ended September 30, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding, January 1, 2024	17,788	$633.95	9.0	-
Granted	20,000	1.95	2.0	-
Forfeited	(14,897)	-	-	-
Outstanding, September 30, 2024	22,891	$61.92	2.7	$-

Exercisable, September 30, 2024	22,354	$49.47	2.6	$-

A summary of outstanding and exercisable stock options as of September 30, 2024 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$1,683.40	473	6.4	467
$1,501.00	130	7.3	109
$516.80	710	7.6	183
$12.73	1,578	8.9	1,574
$1.95	20,000	1.9	20,000
	22,891	2.6	22,333

The Company recognized stock-based compensation expense of $16,456 and $274,826 for the three and nine months ended September 30, 2024, respectively, related to the amortization of stock options; expense of $15,156 and $269,627 is included within general and administrative expenses on the condensed consolidated statements of operations for the three and nine month period and expense of $1,300 and $5,200 is included within research and development expenses on the condensed consolidated statements of operations for the three month period. The Company recognized stock-based compensation expense of $644,618 and $1,753,349 for the three and nine months ended September 30, 2023, respectively. For the three months ended September 30, 2023, $60,624 was related to the issuance of shares to directors for services rendered and $583,994 related to the amortization of stock options and restricted stock shares, and for the nine months ended September 30, 2023, $60,624 was related to the issuance of shares to directors for services provided and $1,692,725 related to the amortization of stock options and restricted stock shares. Expense of $563,361 and $1,504,768 is included within general and administrative expenses on the condensed consolidated statements of operations for the three- and nine-month periods, respectively, and expense of $81,257 and $248,581 is included within research and development expenses on the condensed consolidated statements of operations for the three- and nine-month periods, respectively.  As of September 30, 2024, there was $216,284 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 1.4 years.

Warrants

A summary of the common stock underlying the warrants activity (including both liability and equity classified instruments) during the nine months ended September 30, 2024 is presented below:

	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2024	1,240,678	$83.98	5.1	$-
Granted	3,000,000	1.68	7.0	-
Exercised	(257,205)	0.00019	-	-
Expired	(66)	2,686.60	-	-
Outstanding, September 30, 2024	3,983,407	$27.38	6.3	$-

Exercisable, September 30, 2024	3,983,407	$27.38	6.3	-

A summary of outstanding and exercisable common stock underlying the warrants as of September 30, 2024 is presented below:

Common Stock Underlying Warrants Outstanding		Common Stock Underlying Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$1,900.00	6,748	1.4	6,748
$2,006.40	168	0.8	168
$2,850.00	6,579	2.1	6,579
$4,370.00	15,794	1.4	15,794
$3.23	954,118	4.6	954,118
$1.68	3,000,000	7.0	3,000,000
	3,983,407	6.3	3,983,407

NOTE 12 - RELATED PARTIES

Accounts Payable – Related Parties

Accounts payable - related parties were $580,830 and $266,009 as of September 30, 2024 and December 31, 2023, respectively, and consist of amounts due to certain officers and directors of the Company, as well as deferred compensation for certain executives. For the accounts payable – related party balance as of December 31, 2023, approximately $210,000 related to income taxes payable to the U.K. government for the salary of Prof. Sir Marc Feldmann, who served as the Chairman, CEO and Executive Director of CannBioRex. Such amount was paid during the first quarter of 2024, upon receipt of the R&D tax credit.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $151,138 and $132,880 during the three months ended September 30, 2024 and 2023, respectively, and $455,345 and $481,027 during the nine months ended September 30, 2024 and 2023, respectively, are related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

NOTE 13 - SUBSEQUENT EVENTS

On October 16, 2024, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of certain of the Company’s existing warrants to purchase shares of common stock (“Existing Warrants”). Pursuant to the Inducement Agreement, the Holder agreed to exercise for cash Existing Warrants to purchase up to 950,069 shares of common stock at an exercise price of $3.48 per share. On October 16 and 17, 2024, the Existing Warrants were exercised in full for cash by the Holder and the Company received $3,320,331 before deducting financial advisory fees and other expenses payable by us.

On October 17, 2024, the Company issued the Holder new warrants to purchase up to 1,900,138 shares of common stock with an exercise price of $1.50 per share (the “New Warrants” and the shares of common stock issuable upon conversion thereof, the “New Warrant Shares”) pursuant to the terms of the Inducement Agreement. The New Warrants are immediately exercisable and have a term of exercise of five years.

The Company agreed in the Inducement Agreement to file a registration statement on Form S-1 to register the resale of the New Warrant Shares upon exercise of the New Warrants (the “Resale Registration Statement”) by November 15, 2024, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the Securities and Exchange Commission (“Commission”) within sixty (60) calendar days following the date of filing with the Commission (or ninety (90) calendar days following the date of filing with the Commission in the event of a ‘full review’ by the Commission) and to keep the Resale Registration Statement effective at all times until no holder of the New Warrants owns any New Warrants or New Warrant Shares. In the event that the Company fails to timely deliver to the Holder the New Warrant Shares without restrictive legends, the Company has agreed to pay certain liquidated damages to the Holder.

Effective October 24, 2024, the Board of Directors of the Company appointed Jay Goodman as a member of the Board of Directors (“Board”), which appointment was effective as of the same date.

In connection with Mr. Goodman’s appointment to the Board, the Company entered into an offer letter with Mr. Goodman (the “Goodman Offer Letter”). The Goodman Offer Letter provides for Mr. Goodman to be paid $50,000 per year as an annual retainer fee for serving on the Board, and $15,000 per year for serving as Chairperson of the Compensation Committee. The Company agreed to pay Mr. Goodman amounts due, quarterly in arrears, and pro-rated for partial quarters. Mr. Goodman has the option of receiving half of his compensation in cash and half in stock, or alternatively receiving all in cash. Mr. Goodman is the son of an executive officer and shareholder of Elray Resources, Inc.

Effective on October 24, 2024, Mr. Blair Jordan’s Offer Letter entered into with Mr. Jordan in connection with his appointment to the Board in February 2024, was mutually terminated due to the fact that he is no longer serving as an independent member of the Board and because he is currently serving as Interim Chief Executive Officer of the Company, party to a Consulting Agreement with the Company providing for compensation payable to him as an officer of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 25, 2024 (under the heading “Risk Factors” and in other parts of that report), and include, but are not limited to, statements about:

●	The need for additional funding, our ability to raise funding in the future, the terms of such funding, and dilution caused thereby;

●	our ability to create or purchase a front end for our back end blockchain casino intellectual property assets, commercialize our planned blockchain casino, obtain required licenses and customers, and come to mutually agreeable contractual terms with third parties and suppliers, and ultimately generate revenues through such operations;

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates;

●	the uncertainties associated with the clinical development and regulatory approval of the Company’s drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash flows and our potential ability to obtain additional financing to advance our business and the terms of any further financing, which may be highly dilutive and may include onerous terms;

●	the continued impact of the COVID-19 pandemic on our business operations and our research and development initiatives;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the Company’s reliance on third parties to conduct its clinical trials, enroll patients, and manufacture its preclinical and clinical drug supplies, the ability to come to mutually agreeable terms with such third parties and partners, and the terms of such agreements;

●	the terms of the Company’s current licensing agreements, and the termination rights associated therewith;

●	estimates of patient populations for the Company’s planned products;

●	unexpected adverse side effects or inadequate therapeutic efficacy of drug candidates that could limit approval and/or commercialization, or that could result in recalls or product liability claims;

●	the Company’s ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to its product development activities;

●	challenges and uncertainties inherent in product research and development, including the uncertainty of clinical success and of obtaining regulatory approvals; and uncertainty of commercial success;

●	the ability of the Company to execute its plans to develop and market new drug products and the timing and costs of these development programs;

●	changing rates of inflation and interest rates, and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict, and Israel/Hamas conflict) and other large-scale crises;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	the review and evaluation of strategic transactions and their impact on shareholder value; the process by which the Company engages in evaluation of strategic transactions; the outcome of potential future strategic transactions and the terms thereof;

●	our ability to maintain our listing of our common stock and public warrants on the Nasdaq Capital Market, including our current non-compliance with Nasdaq’s continued listing rules due to our failure to maintain a majority of independent directors and an audit committee of at least three independent directors;

●	the reliance on suppliers of third-party gaming content and the cost of such content;

●	the ability of the Company to obtain gaming licenses;

●	the Company’s reliance on its management;

●	the potential effect of economic downturns, recessions, changes in interest rates and inflation, and market conditions, including recessions, decreases in discretionary spending and therefore demand for our products, and increases in the cost of capital, related thereto, among other affects thereof, on the Company’s operations and prospects as a result of increased inflation, increasing interest rates, global conflicts and other events;

●	the Company’s ability to protect its proprietary information and intellectual property (IP);

●	the ability of the Company to compete in the iGaming market;

●	the effect of current and future regulation, the Company’s ability to comply with regulations (both current and future) and potential penalties in the event it fails to comply with such regulations and changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business;

●	the ability to compete against existing and new competitors;

●	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;

●	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products, including potential recessions and global economic slowdowns; and

●	other risks and uncertainties, including those described under “Risk Factors”, below.

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

Going Concern and Management Liquidity Plans

As of September 30, 2024, we had an accumulated deficit of $129,238,340 and a working capital deficit of $5,158,449, and for the nine months ended September 30, 2024, a net loss of $1,894,683 and cash used in operating activities of $529,906. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised money in August 2021, July 2022, December 2022 and April 2023, August 2023 and November 2023 (see Note 2 – Going Concern and Management’s Plans); on April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig for indemnification as former officers and directors, of which the Company received $1.5 million after the payment of attorney’s fees; on May 9, 2024, AmTrust paid the Company an additional $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $200,093 after the payment of attorneys’ fees; pursuant to the terms of a settlement with Freedom on September 23, 2024. Freedom agreed to pay $125,000 to the Company, of which the Company received approximately.

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

We currently have a minimum monthly cash requirement of approximately $200,000, which is required to support the Company’s operations. We believe that in the aggregate, we will require significant additional capital funding to complete the commercialization of our back-end blockchain casino assets, including but not limited to acquisition or development of a “front-end” user interface, sourcing of one or more games, acquiring relevant licenses and investing in marketing, support and expand the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview

Biotechnology Product Development

This MD&A and the related financial statements for the three and nine months ended September 30, 2024 and 2023, primarily cover the operations of 180, which is a clinical stage biotechnology company headquartered in Palo Alto, California, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis and other inflammatory diseases. We have three product development platforms:

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

Planned iGaming Casino Operations

Asset Purchase Agreement

On September 29, 2024, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Elray Resources, Inc. (“Elray”). Pursuant to the Purchase Agreement, Elray agreed to sell us certain source code and intellectual property relating to an online blockchain casino (the “Purchased Assets”) in consideration for 1,000,000 shares of newly designated Series B Convertible Preferred Stock (the “Preferred Stock”, and the shares of common stock issuable upon conversion thereof, the “Conversion Shares”) and warrants to purchase 3,000,000 shares of common stock of the Company (the “Purchase Warrants” and the shares of common stock issuable upon exercise thereof, the “Purchase Warrant Shares”).

The Purchase Agreement includes (i) customary covenants of each of the parties and confidentiality requirements; and (ii) customary indemnification requirements of the parties, subject to a $25,000 deductible.

The closing of the transactions contemplated by the Purchase Agreement were subject to certain customary conditions to closing, including the filing of the designation of the Preferred Stock with the Secretary of State of Delaware, and the receipt by the Company of an opinion of Hempstead & Co., LLC to the effect that, as of the date of such opinion and subject to the assumptions, qualifications, limitations and such other factors deemed relevant by Hempstead & Co., LLC, as set forth in such opinion, the purchase price to be paid by the Company was fair, from a financial point of view, to the Company, which opinion was received verbally on September 29, 2024, which conditions to closing were either satisfied or waived by the parties on September 30, 2024.

The acquisition contemplated by the Purchase Agreement closed on September 30, 2024 (the “Closing” and such date, the “Closing Date”).

Following the Closing, Elray agreed to provide support and assistance to the Company in connection with the building and launching of a fully operational casino operation utilizing the Purchased Assets, at no cost to the Company for a period of six months following the Closing, provided that such assistance shall not exceed 40 hours per week without the prior written approval of the Seller (the “Post-Closing Assistance”). The Post-Closing Assistance will also require Elray to assist the Company with obtaining payment gateways and licensing where required, acknowledging that the Company will require a front end (the “Front-End Development”). Following the Closing, at the request of the Company, Elray and the Company shall negotiate in good faith to come to agreement on an arrangement whereby Elray will, for an additional cost agreed to by Elray, help the Company complete the Front-End Development, or at the request of the Company, Elray shall introduce the Company to a vendor that would sell such a front end for one or more casinos that will operate on the Purchased Assets at a cost to be agreed between such vendor and the Company, in the Company’s sole discretion. The Company has sole discretion to determine which, if any, vendor it retains for the Front End Development.

The Purchase Agreement also restricts Elray, in perpetuity, from copying, selling, assigning, hypothecating, or otherwise transferring the Purchased Assets to any other party, without the prior written consent of the Company, and provides for the Company to be the sole owner of the Purchased Assets, except that Elray shall be authorized to retain and use the Purchased Assets for its own benefit and utilize such assets to provide SAAS solutions and hosted casino solutions to third party companies.

Pursuant to the Purchase Agreement, we agreed to file a proxy statement with the SEC (the “Proxy Statement”) to seek stockholder approval for the issuance of the Conversion Shares and Purchase Warrant Shares, under applicable rules of the Nasdaq Capital Market, as soon as reasonably practicable. We also agreed to use our reasonable best efforts to: (i) cause the Proxy Statement to be mailed to our stockholders as promptly as practicable following sign off from the Commission on such Proxy Statement, or no later than the 20th day after such preliminary Proxy Statement is filed with the SEC, in the event the SEC does not notify the Company of its intent to review such Proxy Statement, and (ii) ensure that the Proxy Statement complies in all material respects with the applicable provisions of the Securities Act and Exchange Act. We are also required to hold a shareholders meeting to seek shareholder approval for the issuance of the Conversion Shares and Warrant Shares promptly after the SEC has confirmed that it has no comments on such Proxy Statement (the “Stockholder Approval”, and the date of such Stockholder Approval, the “Stockholder Approval Date”).

Common Stock Purchase Warrants

In connection with the Closing, on September 30, 2024, we granted warrants to purchase 3,000,000 shares of common stock to Elray pursuant to a Common Stock Purchase Warrant (the “Warrant Agreement”). The Purchase Warrants have an exercise price of $1.68 per share, the closing stock price of the Company’s common stock on the last trading day prior to the parties’ entry into the Purchase Agreement, and a term of seven years (through September 30, 2031). The Purchase Warrants also provide for cashless exercise rights. No shares of common stock may be issued upon exercise of the Purchase Warrants until or unless the Company has received Stockholder Approval.

Series B Convertible Preferred Stock

On September 30, 2024, in contemplation of the closing of the transactions contemplated by the Purchase Agreement, and pursuant to the power provided to the Company by the Certificate of Incorporation of the Company, as amended, the Company’s Board of Directors approved the adoption of, and filing of, a Certificate of Designations of 180 Life Sciences Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock (the “Series B Designation”), which was filed with, and became effective with, the Secretary of State of Delaware on the same date. The Series B Designation designated 1,000,000 shares of Series B Convertible Preferred Stock which were issued to Elray on the Closing Date.

The below is a summary of the rights and preferences of the Series B Convertible Preferred Stock:

Voting Rights. Until such time, if ever, as Stockholder Approval is received, the Series B Convertible Preferred Stock only has rights to vote on amendments to the Series B Designation (which are subject to the approval of a simple majority of the holders of Series B Convertible Preferred Stock), and the Protective Provisions, discussed below.

The Series B Preferred Stock requires the consent of the holders of at least a majority of the issued and outstanding shares of Series B Convertible Preferred Stock to (a) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Convertible Preferred Stock of the Company; (b) adopt or authorize any new designation of any Preferred Stock or amend the Certificate of Incorporation of the Company in a manner which (i) provides any holder of common stock or preferred stock any rights upon a liquidation of the Company which are prior and superior to those of the holders of the Series B Convertible Preferred Stock; or (ii) adversely affect the rights, preferences and privileges of the Series B Convertible Preferred Stock; (c) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series B Convertible Preferred Stock; (d) alter or change the rights, preferences or privileges of the shares of Series B Convertible Preferred Stock so as to affect adversely the shares of such series; and (e) issue any shares of Series A Preferred Stock or Series B Convertible Preferred Stock, other than the Preferred Stock issued pursuant to the Purchase Agreement (collectively, the “Protective Provisions”).

After Stockholder Approval, in addition to the above voting rights, each holder of outstanding shares of Series B Convertible Preferred Stock shall be entitled to cast the number of votes in connection with the Series B Convertible Preferred Stock shares held by such holder equal to the number of whole shares of common stock into which the shares of Series B Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Fractional votes shall not, however, be permitted and any fractional voting rights available on an as-converted to common stock basis (after aggregating all fractional shares into which shares of Series B Convertible Preferred Stock held by each holder could be converted) shall be rounded down to the nearest whole share. Except as provided by law or by the other provisions of the Certificate of Incorporation or the Series B Designation, holders of Series B Convertible Preferred Stock shall vote together with the holders of common stock as a single class and there shall be no series voting.

Dividend Rights. None, except that if the Company declares a dividend or makes a distribution of cash (or any other distribution treated as a dividend under Section 301 of the Internal Revenue Code) on its common stock, each holder of Shares of Series B Convertible Preferred Stock is entitled to participate in such dividend or distribution in an amount equal to the largest number of whole shares of common stock into which all shares of Series B Convertible Preferred Stock held of record by such holder are convertible as of the record date for such dividend or distribution or, if there is no specified record date, as of the date of such dividend or distribution. Notwithstanding the foregoing, holders shall have no right of participation in connection with dividends or distributions made to the common stock stockholders consisting solely of shares of common stock.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (each a “Liquidation Event”), the holders of Series B Convertible Preferred Stock are entitled to receive prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock or securities junior to the Series B Convertible Preferred Stock (other than the common stock) by reason of their ownership of such stock, but after any required distribution to any holders of Series B Convertible Preferred Stock, an amount in cash per share of Series B Convertible Preferred Stock for each share of Series B Convertible Preferred Stock held by them equal to the greater of (x) one times the Stated Value; and (y) the total amount of consideration that would have been payable on such share upon a Liquidation Event, had such share of Series B Convertible Preferred Stock been converted into common stock, immediately prior to such Liquidation Event (as applicable, the “Liquidation Preference”). The “Stated Value” is $17.30 per share of Series B Convertible Preferred Stock, for a total aggregate Liquidation Preference of $17,300,000.

Conversion Rights. None prior to Stockholder Approval. After Stockholder Approval, at the option of the holder(s) thereof, each share of Series B Convertible Preferred Stock is convertible into a number of shares of common stock of the Company as equals the Conversion Rate. The “Conversion Rate” shall initially be 0.685 (or 685,000 shares in aggregate, which would represent 40% of the Company’s then outstanding shares of common stock), as equitably adjusted, as applicable for stock splits and recapitalizations; provided that if at any time after the original issuance date of the Series B Convertible Preferred Stock and prior to the Stockholder Approval Date, the Company shall actually issue any additional shares of common stock of the Company (each a “Dilutive Issuance”), the Conversion Rate shall be increased to a value equal to (x)(i) the total outstanding shares of common stock (“Total Outstanding Shares”) on the date immediately following such Dilutive Issuance, divided by (ii) 60%, minus (iii) the Total Outstanding Shares on the date immediately following such Dilutive Issuance, divided by (y) 1,000,000, rounded to the thousands place, as equitably adjusted, as applicable for stock splits and recapitalizations (each a “Dilutive Adjustment”); provided that in no event will the Conversion Rate be greater than ten. The effect of any change in the Conversion Rate shall not be retroactive and shall only apply for conversions of Series B Convertible Preferred Stock following the date of any Dilutive Adjustment. The Conversion Rate is designed to result in the holders of the Series B Convertible Preferred Stock receiving 40% of the then outstanding shares of common stock upon conversion of the Series B Convertible Preferred Stock, subject to a maximum of 10 million shares of common stock, and further subject to such conversion ratio being fixed upon Stockholder Approval. The current Conversion Rate of the Series B Convertible Preferred Stock is 1.318 or 1,318,000 total shares of common stock.

Redemption Rights. None.

Plan of Operations Regarding iGaming Assets

We are planning to strategically enter into the online gaming industry, utilizing the Purchased Assets, i.e., our newly acquired “back-end” gaming platform, which incorporates blockchain technology and full cryptocurrency operability (the “Gaming Technology Platform”). The Company plans to use this technology platform to establish a blockchain-based business aimed at the global iGaming market. Initially focusing on B2C (business-to-consumer) online casinos, the Company also plans to expand into a B2B (business-to-business) model, offering a seamless blockchain-enabled technology platform for gaming operators worldwide. In addition, management has identified certain global iGaming industry characteristics and trends that they believe make potential acquisition opportunities attractive. Management believes that the combination of the Gaming Technology Platform and the strength of a Nasdaq listing make the Company an attractive consolidation vehicle for the iGaming industry, and plan to work to identify potential acquisitions (although no targets exist at present).

A.	The Gaming Technology Platform

The Gaming Technology Platform includes advanced components designed to support online casinos using blockchain technology. These components are as follows:

1.	Blockchain Casino Operations Back-End: A robust infrastructure designed to support casino game programming through secure and scalable server/cloud solutions, database management, and blockchain payment processing.

2.	Blockchain to FIAT Seamless Exchange Technology: A proprietary system allowing players to deposit and withdraw using cryptocurrency, while maintaining FIAT-based wallets and gaming sessions. We believe that this cutting-edge technology offers a significant competitive advantage in the growing blockchain casino market.

3.	Blockchain API Technology: A sophisticated application program interface (API) that facilitates reliable FIAT-to-blockchain and blockchain-to-FIAT payment gateways, supporting credit cards, e-wallets, and multiple cryptocurrencies while enabling blockchain-exclusive online casino operations.

4.	Player Account Management: A secure system for managing player accounts, including registration, login, and player profiles, alongside know-your-client (KYC) and anti-money laundering (AML) compliance features.

5.	Loyalty Systems for Blockchain Users: A customer relationship management system designed to foster player loyalty and enhance the lifetime value of each customer by catering to blockchain users.

6.	Affiliate Tracking System: A tool to monitor traffic, registrations, and referral sources, allowing for scalable growth through affiliate partnerships and the distribution of referral fees and royalties.

At the heart of the acquisition of the Gaming Technology Platform is proprietary source code, as well as specialized implementation know-how, much of which will be transferred from Elray to the Company, as detailed below. Management intends to further develop both the proprietary source code, enhancing and expanding the commercial potential of the Gaming Technology Platform, as well as continue to build expertise in the operation of the Gaming Technology Platform. Management believes that the existing Gaming Technology Platform, plus future potential enhancements, provide a strong competitive barrier, and position the Company well as the iGaming industry moves towards both greater cryptocurrency acceptance, and the safety of blockchain enabled platforms.

B.	Industry Background

The global iGaming casino market has rapidly ascended as a major player in the digital entertainment industry, experiencing remarkable growth fueled by technological advancements, increased internet penetration, and evolving consumer preferences. According to a report by Statista, the global online gaming sector is estimated to reach $97 billion in 2024, and is projected to grow to nearly $133 billion by 2029. The cryptocurrency-based iGaming sector is growing even faster, albeit from a smaller base value, with SOFTSWISS estimating growth of over 20% between 2022 and 2023 for crypto-based bets, propelled by the increasing adoption of digital currencies like Bitcoin and Ethereum, which offer more secure, faster, and lower-cost transactions.

Regionally, Europe leads the market, accounting for over 45% of the global iGaming market share in 2022, according to Global Market Insights, thanks to well-established regulatory frameworks in key countries such as the UK, Malta, and Sweden. In North America, research by Statista shows that the U.S. market has seen exponential growth following a 2018 U.S. Supreme Court case which struck down the federal ban on sports betting, which has led to an expansion in both online casino and sports betting offerings across multiple states. The U.S. iGaming market is projected to reach $39.8 billion by 2029, growing at a compounded annual growth rate (CAGR) of 9.8%, compared to projected revenue of $25 billion in 2024, according to Statista, driven primarily by sports betting and casino games. Canada is also emerging as a lucrative market due to favorable regulatory changes, contributing to North America’s strong growth.

Latin America has also become a rapidly expanding market, with countries such as Brazil, Mexico, and Colombia at the forefront. The region’s iGaming market is expected to grow at a CAGR of over 13% from 2022 to 2028, driven by increased mobile internet usage and the gradual liberalization of gambling laws. Meanwhile, Asia and Africa, although still relatively nascent in the iGaming sector, are expected to hold significant potential. The Asian market, led by countries such as India and Japan, could see a surge in online gaming revenues due to rising smartphone penetration and regulatory shifts. Statista notes that India alone is expected to reach $2.9 billion in online gambling revenue by 2024, growing at a 6% CAGR to just under $4 billion by 2029. Africa, with its expanding mobile infrastructure, is another emerging market, particularly in countries like South Africa and Nigeria.

The types of games contributing to this growth are diverse. Online casinos—comprising slots, table games, and live dealer games—dominate the iGaming market, contributing to over 37% of total market revenues in 2024 according to Statista. Sports betting is another key growth sector, with mobile sports betting estimated to account for around 70% of the sports betting market in many regions as early as 2020 according to Grand View Research. Management believes that this trend will continue, particularly in South America, Africa and parts of Asia as mobile penetration increases. Grand View Research also estimates that the global sports betting market will grow at a CAGR of 10-12% from 2023 to 2030, reaching $180 billion in revenue by 2030. Additionally, eSports betting is seeing rapid adoption, appealing particularly to younger demographics. According to Market Research Future, the eSports betting market is expected to grow from $9.9 billion in 2022 to over $30 billion by 2032. Management believes that much of this growth will come from the growing popularity of eSports, plus the continued proliferation of mobile devices, especially in Latin America, Asia and Africa.

Management believes that the future of the iGaming market is filled with opportunities. Cryptocurrency adoption in online casinos offers not only reduced transaction costs but also faster processing times and increased privacy, which we believe are highly appealing to modern gamers. The use of blockchain technology is also expected to bring about greater transparency and trust, with provably fair gaming systems becoming increasingly popular. Virtual reality (VR) and augmented reality (AR) are also expected to revolutionize the user experience, making online gambling more immersive. We also expect that the mobile gaming sector will continue to grow as mobile devices become more powerful and widely accessible, especially in emerging markets.

Management has conducted preliminary research, and identified a number of elements which require ongoing monitoring as the Company works to commercialize its first online casino. First, Regulatory uncertainty remains one of the biggest challenges, as governments in different regions continue to establish or modify laws governing online gambling. Second, cybersecurity threats are also a growing concern, given the increasing sophistication of cyberattacks targeting online casinos and payment systems, which by the very nature of the underlying business, offer prime opportunity for security and personal information breaches. Third, there is heightened scrutiny around social responsibility, with a focus on gambling addiction and the need for responsible gaming measures, which could lead to tighter regulations in various jurisdictions. Management believes the Company’s Gaming Technology Platform, which management believes will allow for significant customer interaction, will help the Company address this risk. Competition in the market is fierce, with operators constantly investing in new technologies and marketing to attract and retain customers, further increasing operational costs, all of which will require the Company to continue to invest heavily in both the Gaming Technology Platform and other growth opportunities.

C.	B2C Focus: Blockchain-Enabled Online Casinos

Our immediate focus is on launching B2C online casino operations in high-growth international markets. The Company’s innovative blockchain technology enhances transparency and operational efficiency, providing players with a secure and trustworthy gaming experience, which management believes will be a key differentiator. Key features of this platform include:

●	Enhanced Transparency: Blockchain technology ensures secure, immutable transaction records, boosting player trust and confidence in the platform.

●	Seamless Cryptocurrency Integration: Players can deposit and withdraw funds using cryptocurrency while maintaining FIAT (traditional currency) wallets and gaming sessions, catering to the growing demand for crypto-friendly platforms.

●	Superior User Experience: 180’s customer relationship management (CRM) system is designed to enhance player loyalty and increase the lifetime value of customers through personalized engagement and targeted promotions.

Management is focused on three steps to operationalize the launch of the Company’s first online casino. First, the Company is working to source a “front-end” customer interface, which is required for operation and commercialization of the Gaming Technology Platform, with plans to evaluate multiple, competitive potential suppliers of customer facing products and to acquire or create a “front-end”, funding permitting. Second, management is evaluating certain well known and high governance gaming jurisdictions to pursue initial licensing – no final determination has yet been made as to which jurisdiction(s) to pursue. Finally, management is beginning to evaluate a variety of games, which in the iGaming industry are generally sourced from third-party suppliers, to populate the planned front-end customer interface. See below for further details on management’s projected commercialization timeline.

Currency-Agnostic Play and Gaming Variety

Management believes that a standout feature of the Gaming Technology Platform is its ability to offer currency-agnostic play, enabling customers to easily switch between traditional FIAT currencies and cryptocurrencies during gaming sessions. Management believes this flexibility makes the customer interaction experience better, and therefore makes the Company’s ultimate gaming content accessible to a wider audience and supports a more seamless gaming experience for both traditional and crypto-savvy players. In addition, the Gaming Technology Platform is designed to support a wide variety of games, ranging from traditional offerings such as live casino games, including poker and blackjack, to newer rapid-play games such as crash games, as well as potentially in the future, live sports betting, all of which we believe appeal to the evolving preferences of today’s global players. We are confident that this blend of game styles will provide a comprehensive gaming experience, catering to the fast-changing tastes of both casual and high-frequency players across different markets.

High-Growth iGaming Jurisdictions

We expect to launch our planned B2C casino operations in established and high-growth markets where iGaming is gaining traction. Although the Company has not yet determined its first launch jurisdiction, it is currently analyzing the following five, high potential jurisdictions to select one or more launch jurisdictions:

1.	Germany: We believe that the recent regulation of online casinos in Germany has opened up significant opportunities in one of Europe’s largest gaming markets.

2.	Brazil: As one of Latin America’s largest and fastest-growing economies, Brazil is a promising market for iGaming, driven by increasing internet access and evolving regulations.

3.	India: India’s rapidly expanding online user base and growing interest in online casinos make it a high-potential iGaming market.

4.	Canada: With provinces such as Ontario regulating iGaming, Canada offers an expanding market for operators to enter the online casino space.

5.	Colombia: As one of the first Latin American countries to regulate online gambling, Colombia is a key emerging market with what we believe is a strong potential for growth in the iGaming sector.

Commercialization Strategy and Timeline

The commercialization strategy for launching the Company’s initial online casino is planned to follow a structured approach to work to ensure a smooth, compliant, and profitable rollout. The first step involves the completion of the technology transfer, where all purchased assets, including software and intellectual property representing the Gaming Technology Platform, are securely transferred to the Company’s storage infrastructure. Management currently anticipates that this will be a primary cloud-based server, with a physical server backup. This period is expected to include setting up the necessary server configurations, network security, and data integration which we expect to occur during the next 90 to 120 days. During this phase, management of the Company will be fully immersed in the technical aspects of the transfer process to ensure a seamless transition.

Concurrently with the technology transfer phase, management will be working to develop and enhance a comprehensive business strategy to guide the Company’s new focus on the iGaming sector. This strategy is planned to include selecting suitable web domains for one or more online casinos; creating relevant websites through the use of experienced casino “front-end” development teams; defining target customer markets and groups, including evaluation and selection of target customer demographics; and evaluation of content offerings, considering target markets and customer segments. Regulatory and compliance reviews are also an essential part of the comprehensive business strategy, as the iGaming business is highly regulated, with a trend to increasing regulatory scrutiny. This will be particularly important as the Company prepares its initial license application (see below) in one or more jurisdictions. Finally, the Company plans to lay the foundation for customer service solutions, which management believes are a critical component of the customer experience with iGaming.

Following the technology transfer phase, and running concurrently with the business strategy development phase, management intends to complete a full technology development review, ensuring that the Gaming Technology Platform fully aligns with business goals and meets the latest industry standards in terms of cybersecurity, information protection and reliability. Any potential gaps, such as development needs or cybersecurity updates, will be identified and addressed within this phase. Following the technology review, front-end development will then begin, which will focus on creating a user-friendly and functional gaming site. This phase may involve evaluating possible third-party solutions or self-developed solutions, giving careful consideration to costs and timing. While evaluating front-end solutions, management also intends to simultaneously evaluate potential gaming solutions. In the iGaming sector, games are generally sourced from third-party suppliers on a revenue share basis. Management will evaluate games based on selected target markets and client groups, as well as carefully considering cost and reliability of any potential game offerings.

Evaluation of licensing regimes will also be a critical component of the overall launch strategy, and management plans to focus on securing a reputable and cost-efficient license which will allow the casino to legally operate. Related to licensing, management will also focus on ensuring full compliance with all necessary Anti-Money Laundering (AML) and Know Your Customer (KYC) regulation and requirements, both from an industry perspective but also those unique to the chosen licensing jurisdictions.

The marketing plan development will be another significant milestone, focusing on identifying and attracting customers through affiliate marketing, direct marketing, and other channels. Critical metrics like Customer Lifetime Value (CLV) and Customer Acquisition Costs (CAC) are expected to be evaluated to ensure profitability for each potential market and customer group. The business strategy will also seek to explore how to build a loyal customer base and position the casino against competitor by using the Company’s Technology Gaming Platform, which has a built in customer loyalty functionality.

As the business begins to scale, assembling a growth team of senior management across marketing, technology, compliance, and other areas will be vital. This team will attempt to manage the casino’s expansion and oversee the daily operations. During this phase, establishing internal business processes for anti-money laundering, know your customer, accounting, taxation, and responsible gambling tracking will be key to ensuring long-term success and regulatory compliance. Business continuity, disaster recovery, and cybersecurity protocols are also expected to be implemented during this period.

Before launching, integration and testing will seek to ensure that all components of the casino—front-end, back-end, games, and marketing—work seamlessly together. This testing phase will be necessary to ensure everything is aligned for the official go-live, where the website will launch to the public. During the live testing period following the launch, the team will monitor performance, customer engagement, and feedback, making necessary adjustments to optimize the platform and ensure customer satisfaction.

Management believes that this structured approach, covering technology, business strategy, licensing, game selection, marketing, and internal processes, will provide a robust roadmap to operationalize the Technology Gaming Platform. Management is targeting having the first online casino fully operational and optimized for growth by the end of Q1 2025, although there can be no guarantee that all elements of the commercialization strategy will be completed on this timeline – lack of funding, slower than anticipated evaluation and contracting, and difficulty sourcing one or more key components could all contribute to delays.

Legal and Regulatory

As management evaluates the Company’s first jurisdiction for licensing, it will evaluate multiple options to seek to find the best combination of cost-effectiveness, market acceptability, and high reputation with transparency. The Company currently plans to assess jurisdictions like Curacao, known for its affordable licensing fees and relatively quick approval process, making it attractive for a swift market entry. However, more reputable and highly regulated jurisdictions such as Malta and the Isle of Man will also be considered, as they often offer greater transparency, strong consumer trust, and better access to European markets, though at a higher cost and stricter compliance requirements. Gibraltar could also be an option due to its favorable tax regime and robust regulatory framework.

Management plans to evaluate each jurisdiction based on licensing costs, annual fees, tax rates, regulatory ease, and the ability to serve key target markets. Transparency and oversight will be critical, as the Company seeks to build credibility in the highly competitive iGaming sector. Ultimately, the jurisdiction chosen will not only be picked to offer the best balance of cost and reputation, but to also align most closely with the Company’s target launch markets, ensuring that the license supports our efforts for a successful and compliant entry into those regions.

Projected Costs

Management believes that the estimated costs to commercialize an online iGaming casino can vary significantly, depending on the jurisdiction and the scale of the operation, but some key expenses are universal (and somewhat fixed), while others are variable and depend on decisions made by management around business strategy. Costs that management expects to incur, given that the Company has already acquired the Gaming Technology Platform, are expected to include the following: first, sourcing a front-end player interface involves either purchasing or developing a customized platform. Off-the-shelf solutions from iGaming software developers typically start at around $100,000, but can increase dramatically for bespoke or highly tailored platforms. Second, partnerships with game providers require initial setup fees, licensing, and revenue-sharing agreements. These costs may range from $10,000 to over $100,000 per game, depending on the scope of the partnership and the range of games offered. Third, management believes that ensuring a smooth user experience, quality design, and strong cybersecurity are essential, which can also add to the initial outlay, with estimated costs of around $500,000.

Based on research undertaken by management to date, an online casino requires a robust marketing budget, often requiring at least $1-2 million in the first year to build brand recognition through digital advertising, influencer partnerships, affiliate programs, and promotions. Establishing legal and regulatory compliance frameworks adds another layer of cost. In regulated markets, obtaining licenses from gaming authorities can range from $50,000 to over $200,000 per jurisdiction, depending on the region, with ongoing costs for renewal. Legal and regulatory consultants, particularly in complex markets, will require ongoing fees, which could be $20,000 to $100,000 annually. Hiring experienced senior staff like a Chief Compliance Officer, legal experts, and marketing heads will further add to the budget. Salaries for top-tier executives can range from $250,000 to $300,000 annually, making human resources one of the largest ongoing expenses. Regulatory assistance to navigate licensing audits and compliance can add up to another $100,000 annually. Together, these elements make the initial commercialization of an online iGaming casino a significant but potentially lucrative investment.

In total, management believes that the initial cost to fully commercialize the Gaming Technology Platform, with a license in one key jurisdiction, ten games and an adequate marketing and administrative budget, ranges from $3 million to more than $5 million. We currently have limited cash on hand and expect that we will need to raise this funding through debt or equity funding in the future, which funding may not be available on favorable terms, when required, or at all.

D.	B2B Focus: Blockchain-Enabled Technology Platform

Management is also evaluating the potential future ability to expand into the global online gaming B2B (business-to-business) market by creating and launching a blockchain-enabled platform aimed at providing gaming operators with a cutting-edge, transparent, and secure solution for running their operations. This move would be a potential strategic extension of our newly acquired Gaming Technology Platform, leveraging the benefits of our newly acquired blockchain technology to offer innovative tools that enhance operational efficiency, player trust, and business growth for operators worldwide.

Blockchain Technology: Enhancing Trust and Security

At the core of our potential B2B offering is our advanced blockchain technology, which provides significant advantages for gaming operators. Blockchain’s decentralized and immutable nature ensures transparent and secure transaction records, allowing operators to build stronger trust with their players. Every gaming transaction, from deposits and withdrawals to bets and payouts, is recorded on the blockchain, creating an auditable trail that enhances accountability and reduces the risks of fraud or manipulation. Management believes that players are currently demanding increased accountability from gaming operators and have an enhanced focus on potential fraud in the online gaming market globally.

This increased transparency also simplifies regulatory compliance, as operators can provide clear, verifiable records to regulators in real-time. By offering a platform that integrates blockchain-enabled gaming infrastructure, we expect to help allow operators to position themselves as trustworthy and compliant, which is essential in the highly regulated gaming industry. The regulation of online gaming, cryptocurrencies and online transactions generally is converging across jurisdictions, and management believes that our emerging technology has a strong potential to address these key challenges for operators.

Seamless Cryptocurrency and FIAT Currency Support

One of the key features of our Gaming Technology Platform is our currency-agnostic framework, which supports both cryptocurrency and traditional FIAT currencies. This flexibility provides operators with the ability to cater to a diverse global audience. As cryptocurrencies like Bitcoin and Ethereum continue to gain popularity, especially among younger and tech-savvy players, our platform enables operators to attract this growing demographic by offering seamless crypto-based transactions. According to SOFTSWISS, cryptocurrency based wagering accounted for 27.5% of bets placed in the iGaming industry in 2023, with substantial differences in adoption between various markets.

At the same time, our Gaming Technology Platform also supports FIAT currency transactions to cater to traditional players who prefer to use government-issued currencies. This dual currency model is expected to enable operators to broaden their player base while offering an enhanced, user-friendly experience that adapts to the evolving preferences of players globally. We believe that the ability to use both crypto and FIAT wallets within a single platform would give operators a competitive edge in offering flexible financial options to their users.

Consumer Relationship Management

The Company’s Gaming Technology Platform also includes sophisticated tools such as a built-in customer relationship management (CRM) system, which would enable operators to optimize player engagement and retention. By providing data-driven insights and personalized interactions, operators are expected to be able to increase the lifetime value of their players, fostering long-term growth and loyalty.

While management is focused on developing the B2C business as an initial priority, the potential ability to use the Company’s Gaming Technology Platform to expand to B2B sources of revenue in the future is of strong interest, and we believe has the potential to provide a valuable source of differentiated revenue for 180 down the road.

E.	Go-Forward Consolidation Strategy

Finally, management believes that we are uniquely positioned to act as a consolidator in the gaming industry, capitalizing on our Nasdaq listing, highly experienced management team and Board, and robust Gaming Technology Platform. As a publicly-traded company, our Nasdaq listing provides us with access to capital markets and a well-recognized stock currency, which we anticipate will allow us to efficiently fund potential future acquisitions. We hope that this liquidity advantage will allow us to acquire private gaming companies (both B2C and B2B) at attractive valuations, especially in a market where private firms may lack similar access to capital. Management believes that the global iGaming industry is entering a period of rapid consolidation, and that potentially attractive acquisition opportunities in key jurisdictions could become available in the future. At present, management has identified several potential targets, but is still conducting preliminary diligence and has no immediate acquisition plans.

We think that management’s experience across multiple industries, combined with a strategic vision for iGaming, enhances our ability to identify and integrate undervalued gaming companies. We plan to work to ensure that future acquisitions are not only executed effectively but also yield synergistic benefits that contribute to accretive growth. By incorporating these companies into our advanced Gaming Technology Platform, either as technology components or users of the technology, we hope to be able to optimize operational efficiencies, expand our geographic and market reach, and enhance our technological offerings, with our goal of positioning the Company as a leader in the evolving iGaming sector.

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

Commercialization of Technology Gaming Platform

Management believes that the estimated costs to commercialize an online iGaming casino can vary significantly, depending on the jurisdiction and the scale of the operation, but some key expenses are universal (and somewhat fixed), while others are variable and depend on decisions made by management around business strategy. Costs that management expects to incur, given that the Company has already acquired the Gaming Technology Platform, are expected to include the following: first, sourcing a front-end player interface involves either purchasing or developing a customized platform. Off-the-shelf solutions from iGaming software developers typically start at around $100,000, but can increase dramatically for bespoke or highly tailored platforms. Second, partnerships with game providers require initial setup fees, licensing, and revenue-sharing agreements. These costs may range from $10,000 to over $100,000 per game, depending on the scope of the partnership and the range of games offered. Third, management believes that ensuring a smooth user experience, quality design, and strong cybersecurity are essential, which can also add to the initial outlay, with estimated costs of around $500,000.

Based on research undertaken by management to date, an online casino requires a robust marketing budget, often requiring at least $1-2 million in the first year to build brand recognition through digital advertising, influencer partnerships, affiliate programs, and promotions. Establishing legal and regulatory compliance frameworks adds another layer of cost. In regulated markets, obtaining licenses from gaming authorities can range from $50,000 to over $200,000 per jurisdiction, depending on the region, with ongoing costs for renewal. Legal and regulatory consultants, particularly in complex markets, will require ongoing fees, which could be $20,000 to $100,000 annually. Hiring experienced senior staff like a Chief Compliance Officer, legal experts, and marketing heads will further add to the budget. Salaries for top-tier executives can range from $250,000 to $300,000 annually, making human resources one of the largest ongoing expenses. Regulatory assistance to navigate licensing audits and compliance can add up to another $100,000 annually. Together, these elements make the initial commercialization of an online iGaming casino a significant but potentially lucrative investment.

In total, management believes that the initial cost to fully commercialize the Gaming Technology Platform, with a license in one key jurisdiction, ten games and an adequate marketing and administrative budget, ranges from $3 million to more than $5 million.

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

It is expected that the general and administrative expenses will increase over the next several years to support our both our continued research and development activities as they relate to our existing biotechnology assets, and also the commercialization of our Technology Gaming Platform, including but not limited to front-end platforms, technology development and protection, marketing expenses and licensing. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, as well as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs.

Other Income

Other income primarily represents fees earned for research and development work performed for other companies, some of which are related parties.

Interest Expense

Interest expense consists primarily of interest expense related to debt instruments.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Losses resulting from changes in fair value of derivative liabilities during the three and nine months ended September 30, 2024, were driven by increases in stock price during the periods, resulting in a higher fair value of the underlying liability.

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	For the Three Months Ended September 30,
	2024	2023
Operating Expenses:
Research and development expense	$251,577	$972,113
Research and development - related parties	151,138	132,880
General and administrative	576,378	2,433,194
Total Operating Expenses	979,093	3,538,187
Loss From Operations	(979,093)	(3,538,187)

Other (Expense) Income:
Other income	118,723	-
Interest expense	(13,633)	(11,634)
Loss on IP R&D asset impairment	-	(9,063,000)
Change in fair value of derivative liabilities	-	2,036
Gain on settlement of liabilities	37,283	-
Total other income, net	142,373	(9,072,598)
Loss Before Income Taxes	(836,720)	(12,610,785)
Income tax benefit	-	2,345,025
Net Loss	$(836,720)	$(10,265,760)

Research and Development

We incurred research and development expenses of $251,577 for the three months ended September 30, 2024, compared to $972,113 for the three months ended September 30, 2023, representing a decrease in research and development expenses of $720,536 or 74%. The decrease in research and development expense includes a) an overall decrease in research and development (R&D) program spending based on Company resource allocation and b) a reduction in stock-based compensation of approximately $80,000.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $151,138 for the three months ended September 30, 2024, compared to $132,880 for the three months ended September 30, 2023, representing an increase of $18,258, or 14%. The increase is attributable to a UK R&D tax credit that was received in 2023 (which reduced the 2023 expenses) that was not earned in 2024.

General and Administrative

We incurred general and administrative expenses of $576,378 and $2,433,194 for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of $1,856,816 or 76% for the 2024 period, compared to the 2023 period. The decrease resulted from reduced professional fees of approximately $636,000 from lower consulting and accounting fees, reduced insurance expense of $338,000, reduced salaries expense of approximately $264,000 from reduced headcount in connection with lower overall operations in the current period and a reduction in stock-based compensation expense of approximately $548,000. The decline in stock compensation is primarily due to previous awards being fully vested in 2023 and no significant new grants within the past year.

Other Income (Expense), Net

We incurred other income, net of $142,373 during the three months ended September 30, 2024, as compared to other expense, net of $9,072,598 for the three months ended September 30, 2023, representing an increase in other income, net of $9,214,971 or 102%. The increase is primarily attributable to an impairment to IP R&D assets in the prior year of approximately $9.1 million (see Note 3 – IP R&D, under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements).

Net Income (Loss)

We had net loss of $836,720 for the three months ended September 30, 2024, compared to a net loss $10,265,760 for the three months ended September 30, 2023, representing a decrease in net loss of $9,429,040 or 92%, for the reasons discussed above, primarily the insurance proceeds received.

For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	For the Nine Months Ended September 30,
	2024	2023
Operating Expenses:
Research and development expense	$1,105,086	$2,339,863
Research and development - related parties	455,345	481,027
General and administrative	3,357,868	9,204,122
Total Operating Expenses	4,918,299	12,025,012
Loss From Operations	(4,918,299)	(12,025,012)

Other (Expense) Income:
Other income	2,870,789	-
Interest expense	(41,442)	(34,796)
Loss on IP R&D asset impairment	-	(9,063,000)
Change in fair value of derivative liabilities	58	69,776
Gain on settlement of liabilities	194,211	-
Total other income, net	3,023,616	(9,028,020)
Loss Before Income Taxes	(1,894,683)	(21,053,032)
Income tax benefit	-	2,345,025
Net Loss	$(1,894,683)	$(18,708,007)

Research and Development

We incurred research and development expenses of $1,105,086 for the nine months ended September 30, 2024, compared to research and development expenses of $2,339,863 for the nine months ended September 30, 2023, representing a decrease in expenses of $1,234,777 or 53%. The decrease in research and development expenses includes a reduction in stock-based compensation of approximately $242,000 and an overall decrease in R&D program spending based on Company resource allocation.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $455,345 for the nine months ended September 30, 2024, compared to $481,027 for the nine months ended September 30, 2023, representing a decrease of $25,682, or 5%, which was mainly the result of an overall decrease in R&D program spending based on Company resource allocation.

General and Administrative

We incurred general and administrative expenses of $3,357,868 and $9,204,122 for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of $5,846,254 or 64% for the 2024 period, compared to the 2023 period. The decrease resulted from reduced legal fees of approximately $1.1 million from lower activity related to ongoing litigation in the current period, reduced professional fees of approximately $2.0 million from lower consulting and accounting fees, reduced salaries expense of approximately $857,000 from a reduction in headcount and a reduction in stock-based compensation expense of approximately $1.2 million.  The decline in stock-based compensation is primarily due to previous awards being fully vested in 2023 and no significant new grants within the past year.

Other Income Expense, Net

We incurred other income, net of $3,023,616 during the nine months ended September 30, 2024, as compared to other expense, net of $9,028,020 for the nine months ended September 30, 2023, representing an increase in other income, net of $12,051,636 or 133%. The increase is primarily attributable to an impairment to IP R&D assets in the prior year of approximately $9.1 million (see Note 3 – IP R&D, under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements), $1,712,804 in proceeds received from AmTrust, a gain on settlement of liabilities with a lender of $156,928, and a gain of $1,039,364 from settlements with certain R&D contractors (see Note 10 - Commitments and Contingencies—Legal Matters, to the notes to unaudited consolidated financial statements included above under Part I Financial Information—Item 1. Financial Statements).

Net Loss

We had a net loss of $1,894,963 for the nine months ended September 30, 2024, compared to $18,708,007 for the nine months ended September 30, 2023, representing a decrease in net loss of $16,813,324 or 90%, for the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had cash balances of $194,920 and $1,975,799, respectively, and working capital deficits of $5,158,449 and $1,422,710, respectively, largely due to a decrease in cash related to cash used in operations.

For the nine months ended September 30, 2024 and 2023, cash used in operating activities was $529,906 and $8,762,209, respectively. Our cash used in operations for the nine months ended September 30, 2024 was primarily attributable to our net loss of $1,894,683, adjusted for non-cash expenses in the aggregate amount of $329,672, as well as $1,035,105 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the nine months ended September 30, 2023 was primarily attributable to our net loss of $18,708,007, adjusted for non-cash expenses in the aggregate amount of $578,437 as well as $1,461,235 of net cash provided by changes in the levels of operating assets and liabilities. A significant portion of the non-cash expenses during the period relates to approximately $9.1 million of non-recurring expenses associated with the impairment of IP R&D assets (see Note 3 – IP R&D, under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements), as well as a decrease in the deferred tax benefit in the amount of $2.3 million.

For the nine months ended September 30, 2024, cash used in financing activities was $1,005,367 and cash provided by financing activities was $4,439,526 for the nine months ended September 30, 2023. Cash used in financing activities during the nine months ended September 30, 2024 was due to repayments of loans in the amount of $1,005,856, offset by proceeds of $489 from the exercise of pre-funded warrants related to the Amendment to the August 2023 Offering (defined and described below under “Prior Financial Transactions—Amendment to August 2023 Offering”). Cash provided by financing activities during the nine months ended September 30, 2023 was due to net proceeds of $5,424,701 from the April 2023 Offering and August 2023 Offering, partially offset by the repayment of loans in the amount of $985,175.

Our product candidates may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we are able to generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, potential manufacturing costs, legal and other regulatory expenses and general overhead costs. In addition, we expect that the online casino assets that were acquired in September 2024 will be operational and ready to be launched between the first and second quarter of 2025.

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum, payments related to the director and officer insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc. As to the online casino, we expect that the cash requirements include front end development, purchase and leasing of games, integration of games, data capture and interpretation, currency management, cybersecurity and back office tracking of activity. These cash requirements, in the aggregate, are expected to amount to approximately $750,000 for the remainder of 2024 and $2,000,000 for 2025.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of September 30, 2024, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. While the Company raised money in August 2021, July 2022, December 2022 and April 2023, August 2023 and November 2023 (see Note 2 – Going Concern and Management’s Plans); on April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig for indemnification as former officers and directors, of which the Company received $1.5 million after the payment of attorney’s fees; on May 9, 2024, AmTrust paid the Company an additional $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $200,093 after the payment of attorneys’ fees; pursuant to the terms of a settlement with Freedom and the Company, Freedom agreed to pay $125,000 to the Company, of which the Company received approximately $83,333 after the payment of legal fees in August 2024; on September 23, 2024, Freedom paid the Company a further $125,000 in reimbursement of fees advanced by the Company, of which the Company received $76,639 after the payment of attorney’s fees; and in October 2024, the Company received $3,320,331 before deducting financial advisory fees and other expenses payable by us in connection with the exercise of the Existing Warrants (see Note 13 to the unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”), we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms. In the event that we do raise capital in the future, we anticipate it being from the sale of equity which may cause dilution to existing stockholders. With current cash on hand of approximately $3.3 million as of October 23, 2024, the Company expects to be able to continue as a going concern through December 2025.

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

In accordance with the Amendment to the August 2023 Offering, the Company entered into a warrant amendment agreement to amend the following outstanding warrants held by the Purchaser: (i) warrants to purchase up to 16,138 shares of common stock issued in July 2022; (ii) warrants to purchase up to 135,339 shares of common stock issued in December 2022; (iii) warrants to purchase up to 82,668 shares of common stock issued in April 2023; and (iv) warrants to purchase up to 242,915 shares of common stock issued in August 2023 (collectively, the “Existing Common Warrants”). Pursuant to the warrant amendment agreement, the Existing Common Warrants were not exercisable until the Company obtained stockholder approval for the issuance of up to 477,058 shares of common stock upon exercise of the Existing Common Warrants. The Existing Common Warrants have an exercise price equal to $3.23 per share, and the Existing Common Warrants will expire on the fifth anniversary of the stockholder approval date, February 16, 2024.

Warrant Inducement Agreement and Related Transactions

On October 16, 2024, we entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of 477,058 Additional Common Warrants and 473,011 of the Existing Common Warrants (collectively, the “Exercised Warrants”), pursuant to which the Holder agreed to exercise for cash the Exercised Warrants to purchase 950,069 shares of common stock at an exercise price of $3.48 per share ($0.25 greater than the $3.23 per share exercise price of such Exercised Warrants) during the period from the date of the Inducement Agreement until 1:15 p.m., Eastern Time, on October 16, 2024. On October 16 and 17, 2024, the Exercised Warrants were exercised in full for cash by the Holder and the Company received $3,306,240 before deducting financial advisory fees and other expenses payable by us.

In consideration of the Holder’s agreement to exercise the Exercised Warrants in accordance with the Inducement Agreement, the Company agreed to issue new unregistered Warrants to Purchase Shares of Common Stock (the “New Warrants”) to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the Exercised Warrants, i.e., warrants to purchase up to 1,900,138 shares of common stock (the “New Warrant Shares”). The New Warrants were immediately exercisable and have a term of exercise of five years.

The Company agreed in the Inducement Agreement to file a registration statement on Form S-1 to register the resale of the New Warrant Shares upon exercise of the New Warrants (the “Resale Registration Statement”) by November 15, 2024, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the Commission within sixty (60) calendar days following the date of filing with the Commission (or ninety (90) calendar days following the date of filing with the Commission in the event of a ‘full review’ by the Commission) and to keep the Resale Registration Statement effective at all times until no holder of the New Warrants owns any New Warrants or New Warrant Shares. In the event that the Company fails to timely deliver to the Holder the New Warrant Shares without restrictive legends, the Company has agreed to pay certain liquidated damages to the Holder.

The Company expects to use the net proceeds from these transactions to advance the commercialization of the technology gaming platform recently acquired by the Company, and for working capital, and other general corporate purposes.

The New Warrants will have an exercise price of $1.50 per share. The exercise price and the number of shares of common stock issuable upon exercise of each New Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of New Warrants will be entitled to receive, upon exercise of the New Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the New Warrants immediately prior to the fundamental transaction.

The Company may not affect the exercise of New Warrants, and the applicable Holder will not be entitled to exercise any portion of any such New Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder of such New Warrant (together with its affiliates) to exceed 4.99% or 9.99%, as applicable, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such New Warrants.

The Company engaged A.G.P./Alliance Global Partners (“A.G.P.”) to provide exclusive financial services in connection with the transactions summarized above and, pursuant to a Financial Advisory Agreement between the Company and A.G.P., paid A.G.P. a financial advisory fee of $232,000, an alternative transaction fee of $100,000. In addition, we reimbursed A.G.P. for its accountable legal expenses in connection with the exercise of the Exercised Warrants and the issuance of the New Warrants of $65,000 and $10,000 non-accountable expenses. In addition, we paid A.G.P. $29,923.08 half of the financial advisory fees due in connection with a December 2023 warrant inducement. As of October 31, 2024, a total of $436,923 related to the aforementioned transaction has been paid to A.G.P and there is no balance outstanding.

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

Intangible Assets

Intangible assets consist of source code and intellectual property relating to an online blockchain casino acquired on September 29, 2024 (the Purchased Assets) and licensed patents held by Katexco, a wholly-owned subsidiary of the Company, as well as technology licenses acquired in connection with the July 2019, corporate restructuring completed between the Company and each of 180 LP, Katexco and CBR Pharma, pursuant to which each of 180 LP, Katexco and CBR Pharma became wholly-owned subsidiaries of the Company (the “Reorganization”). The casino technology and intellectual property is amortized over an estimated useful life of three years. Licensed patents are amortized over the remaining life of the patent. Technology licenses represent the fair value of licenses acquired for the development and commercialization of certain licenses and knowledge. The technology licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents. It will be necessary to monitor and possibly adjust the useful lives of the licensed patents and technology licenses depending on the results of the Company’s research and development activities.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2024.

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

Our management plans to establish procedures to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing necessary enhancements or improvements. Management expects to complete an assessment of the design and operating effectiveness of its internal controls over financial reporting during the fourth quarter of 2024. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 10 – Commitments and Contingences”, under the heading Legal Matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

General Business and Funding Risks

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

As of the date of this Report, we had 22,891 shares of common stock issuable upon the exercise of outstanding stock options, with a weighted average exercise price of $61.92 per share; (a) 15,132 shares of common stock issuable upon the exercise of outstanding public warrants exercisable at an exercise price of $4,370.00 per share, (b) 6,748 shares of common stock issuable upon the exercise of certain outstanding private placement warrants at an exercise price of $1,900.00 per share, (d) 6,579 shares of common stock issuable upon the exercise of certain outstanding private placement warrants at an exercise price of $2,850.00 per share, (e) 4,049 shares of common stock issuable upon exercise of certain outstanding warrants to purchase shares of common stock with an exercise price of $3.23 per share, (f) 3,000,000 shares of common stock issuable upon the exercise of warrants to purchase 3,000,000 shares of common stock with an exercise price of $1.68 per share, (g) 168 shares of common stock issuable upon exercise of warrants which expire on May 2, 2025, and (h) 1,900,138 shares of common stock with an exercise price of $1.50 per share; and up to a maximum of 10,000,000 shares of common stock issuable upon conversion of 1,000,000 shares of Series B Convertible Preferred Stock.

The exercise of such outstanding options or warrants or the conversion of outstanding convertible securities will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Our current cash balance is only expected to be sufficient to fund our planned business operations until approximately December 2025. If additional capital is not available, we may not be able to pursue our planned business operations, may be forced to change our planned business operations, or may take other actions that could adversely impact our stockholders, including seeking bankruptcy protection.

We are a clinical stage biotechnology company that is transitioning into the iGaming industry which currently has no revenue. Thus, our business does not generate the cash necessary to finance our planned business operations. We will require significant additional capital to: (i) protect our intellectual property; (ii) attract and retain highly-qualified personnel; (iii) respond effectively to competitive pressures; and (iv) acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including: (i) the scope, duration and expenditures associated with our research, development and commercialization efforts as they relate to iGaming; (ii) the outcome of potential partnering or licensing transactions, if any; (iii) competing technological developments with regards to our iGaming platform; and (iv) protecting and supporting our proprietary patent positions.

We will need to raise substantial additional funds through public or private equity offerings, debt financings or strategic alliances and licensing arrangements to finance our planned business operations. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions, rising interest rates and inflation, as well as global conflicts such as the ongoing conflict between Ukraine and Russia, and Israel and Hamas, may make it difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of their investment. Any equity financing may also have the effect of reducing the conversion or exercise price of our outstanding convertible or exercisable securities, which could result in the issuance (or potential issuance) of a significant number of additional shares of our common stock. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility to conduct future business activities and, in the event of insolvency, could be paid before holders of equity securities received any distribution of our assets. We may be required to relinquish rights to our technologies or product candidates, or grant licenses through alliance, joint venture or agreements on terms that are not favorable to us, in order to raise additional funds. Our current cash balance is only expected to be sufficient to fund our planned business operations until approximately December 2025. If adequate funds are not available, we may have to delay, reduce or eliminate one or more of our planned activities with respect to our business, or terminate our operations, or may be forced to seek bankruptcy protection. These actions would likely reduce the market price of our common stock.

We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

The Company has not generated any revenues and has incurred significant losses since inception. As of September 30, 2024, the Company had an accumulated deficit of $129,238,340 and a working capital deficit of $5,158,449, and for the nine months ended September 30, 2024, a net loss of $1,894,683 and cash used in operating activities of $529,906. The Company expects to invest a significant amount of capital to commercialize its iGaming assets and fund research and development. On September 29, 2024, the Company acquired certain source code and intellectual property relating to an online blockchain casino and plans to build and launch a fully operational casino operation as part of its future operations. The Company expects to invest a significant amount of capital to fund the development and operation of this business. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. As of November 14, 2024, we had cash on hand of approximately $2.7 million, which we expect will last us until December 2025. The Consolidated Financial Statements included herein have been prepared assuming we will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While we have raised funds in the past through debt and the sale of equity, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a monthly cash requirement spend of approximately $200,000. We believe that in the aggregate, we will require significant additional capital funding to support and expand our iGaming assets, the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

Additionally, wherever possible, the Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock, preferred stock or warrants to purchase shares of our common stock. The Board of Directors has authority, without action or vote of the stockholders, but subject to Nasdaq rules and regulations (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

Our accounts payable are significant, and we do not currently have sufficient funds to pay such accounts payable, a large portion of which are past due.

We do not currently have adequate cash on hand, and do not expect to generate revenues, sufficient to pay down our significant accounts payable balance. A large portion of our accounts payable balance represents amounts which are past due. While we are actively working with creditors to attempt to satisfy amounts owed in shares of common stock, the issuance of which may cause dilution to existing stockholders, there can be no assurance that such creditors will agree to accept equity in lieu of cash. Such creditors may in the future exercise remedies, including suing the Company for nonpayment or attempting to force the Company into receivership. Creditor litigation may be costly and resource intensive, which could deplete our already limited available cash and/or force us to raise additional funding, which may be dilutive to existing stockholders or seek bankruptcy protection. In the event of a bankruptcy proceeding or insolvency, or restructuring of our capital structure, holders of the Company’s common stock could suffer a total loss of their investment.

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

We recently purchased intellectual property and source code relating to the backend of an online casino; however, we have no experience operating in the gaming industry and may not be successful in this endeavor. We also need to purchase or develop a front end for our online casino intellectual property.

As described in greater detail above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview—Planned iGaming Casino Operations—Asset Purchase Agreement”, on September 30, 2024, we completed the acquisition of source code and intellectual property relating to the backend of an online blockchain casino. Neither we, nor our officers, have significant experience in operating an online casino, provided that our current Chief Financial Officer previously served as Chief Financial Officer of an online gaming company. We may not be able to retain, hire or train personnel as quickly or efficiently as we need or on terms that are acceptable to us. An inability to efficiently operate our businesses would have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Additionally, before being able to monetize the acquired assets we will need to either purchase or create a front end for the online casino and obtain required permits and licenses. The purchase or creation of such front end may be more time consuming or expensive than we anticipate, and we may never generate significant revenues from such assets or operations. Additionally, it may be difficult, costly or too time consuming to obtain required licenses and permits, and as a result, we may never generate revenues through such acquisition.

We depend on our key personnel and our ability to attract and retain employees.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. We are highly dependent on our current management, including our Interim Chief Executive Officer, Blair Jordan and our Chief Financial Officer, Omar Jimenez. The inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. The competition for qualified personnel is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our industry and the broader U.S. economy have experienced higher than expected inflationary pressures during 2022 and 2023, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, our business, future results of operations and cash flows could be materially and adversely affected.

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

All of our License Agreements with the University of Oxford and other licensors remain subject to various conditions and covenants, and provide for certain termination rights to the licensors. Those agreements typically allow termination by the licensor for our failure to pay amounts due timely, our failure to cure a material breach under the terms of the applicable license agreement, our insolvency, and certain changes in our operations, including operating in areas or industries which Oxford deems outside of its guidelines, including the gambling industry. As a result, if we are deemed insolvent, or in the event we seek bankruptcy protection, or we continue to operate in the gambling industry, the licensors of our license agreements may terminate their license agreements with us. In the event such license agreements are terminated, we could lose the right to develop all of our platforms and technologies, may lose any investments made towards developing such platforms and technologies, and may be left without any intellectual property, product pathways, or development opportunities. Such terminations may result in the value of our securities declining in value or becoming worthless, the need for us to change our business plan, and may result in the Company seeking bankruptcy protection.

We owe a significant amount of money to the University of Oxford, which funds we do not have. The university may take action against us to enforce their rights to payment in the future, which could have a material adverse effect on us and our operations.

Due to recent financial constraints, the Company has been unable to timely pay amounts due to the University of Oxford (“Oxford”), the licensor of the majority of the Company’s licenses and patents and the Company’s research partner. Oxford alleges that an aggregate of approximately $1.3 million is owed from the Company and one of its subsidiaries to Oxford under the terms of licenses and agreements with Oxford and related parties. The Company is currently in ongoing discussions with Oxford to reduce that amount and enter into a payment plan with regards to the amounts owed; however, no definitive terms or extensions have been agreed to date. Oxford has also notified the Company that it is not willing to discuss any new projects or arrangements until all outstanding invoices have been paid or a payment plan has been agreed to; has engaged a law firm to seek the collection of the amounts owed, together with interest; and has threatened legal proceedings against us. While we are hopeful that we can come to mutually agreeable terms regarding a settlement, payment plan, and/or extension, with Oxford, we may not have sufficient funds to pay amounts due to Oxford in the near term, if at all, and Oxford may take action against us, including filing legal proceedings against us seeking amounts due and interest, attempting to terminate their relationship with us, and/or filing a wind-up petition against one of the Company’s subsidiaries in the U.K. If Oxford were to take legal action against us or terminate their relationship with us, we may be forced to scale back our business plan and/or seek bankruptcy protection. We may be subject to litigation and damages for our failure to pay amounts due to Oxford, and may be forced to pay interest and penalties, which funds we do not currently have. We plan to seek to raise funding in the future to support our operations, and to pay amounts due to Oxford, through a combination of equity offerings, debt financing or other capital sources, including potentially collaborations, licenses and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. The Company believes that due to the Company’s move into the online gaming/casino industry, Oxford may face certain additional challenges and constraints in continuing its contractual relationship with the Company due to potential Economic, Social and Governance restrictions imposed by Oxford. Such challenges and constrains may result in Oxford terminating or otherwise exiting its contractual relationship with the Company, potentially with limited notice or recourse by the Company, including terminating prior licenses, while seeking immediate repayment of amounts currently due.

We may not receive any further amount under our pre-merger directors’ and officers’ insurance policy in connection with certain litigation matters.

On June 29, 2022, AmTrust International Underwriters DAC (“AmTrust”), which was the premerger directors’ and officers’ insurance policy underwriter for KBL, filed a declaratory relief action against us in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking declaration of AmTrust’s obligations under the directors’ and officers’ insurance policy. In the Declaratory Relief Action, AmTrust is claiming that as a result of the merger, we are no longer the insured under the subject insurance policy, notwithstanding the fact that the fees which we seek to recover from AmTrust relate to matters occurring prior to the merger. The parties filed various answers and the Company filed counterclaims against AmTrust between September 2022 and November 2022, when the Company filed a Motion for Summary Adjudication against both AmTrust and Freedom. The Motion was fully briefed and a hearing was held on March 9, 2023. The standard to prevail on a Motion for Summary Adjudication in the Court is high to prevail and requires a judge to find that there are no disputed issues of fact so that they can rule on the issues as a matter of law. In this instance the judge found three major issues could be decided as a matter of law in the Company’s favor and that one issue, the Change in Control exclusion, requires further discovery.

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

On August 4, 2023, the Court granted the Company’s request to file a second motion for partial summary judgment in this case, this one being on the issue of whether AmTrust should be required to advance to the Company the defense costs being incurred by Dr. Marlene Krauss and George Hornig during the pendency of the case. The Company filed such Motion for Partial Summary Judgment, and it has now been fully briefed by the parties. The hearing for such motion was held on January 11, 2024. After the matter was taken under submission, on February 12, 2024, the Court granted the Company’s Motion for Partial Summary Judgment against both AmTrust and Freedom, and ordered as follows: (a) AmTrust is obligated under its insurance policy with the Company to advance to the Company all defense costs in excess of the deductible that the Company has advanced, or will advance, to Dr. Krauss and Mr. Hornig in connection with certain SEC Subpoenas, and (b) upon exhaustion of the AmTrust insurance policy, Freedom is obligated to do the same pursuant to its excess liability insurance policy with the Company. This Order applies throughout the interim of the case, but does not constitute a final judgment, and both the Company and the two insurers retain their rights to contest all applicable issues at trial, which is scheduled for May 12, 2025. A final judgment following trial could potentially confirm these obligations of the insurers or, alternatively, reverse and require the Company to repay all or portions of such advance payments. There is no assurance at this time as to what the final judgment may entail.

On April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company has advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $1.5 million after the payment of attorney’s fees. On May 9, 2024, AmTrust paid the Company $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, of which the Company has received $200,093 after the payment of attorney’s fees.

The Company, Freedom and Amtrust held a mediation conference on August 21, 2024, during which, the Company agreed to the terms of a settlement with Freedom, pursuant to which Freedom agreed to pay $125,000 to the Company, of which the Company received approximately $83,333 after the payment of legal fees.

Amtrust and the Company have commenced written discovery proceedings against each other and anticipate that depositions will also occur. The Company intends to continue to vigorously pursue this matter in order to establish the Company’s entitlement to full and final payment by AmTrust of the subject advancement expenses of the Company. While the Company continues to believe it has a strong case against AmTrust, there can be no assurance that the Company will prevail in this action. The final outcome of the litigation is unknown at this time and such final outcome could be materially adverse to the Company.

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

We are currently subject to, and expect to continue to be regularly subject to, actual and threatened claims, litigation, reviews, investigations, and other proceedings. In addition, we have filed lawsuits against certain parties for matters we discovered which related to KBL, prior to the November 6, 2020, business combination. Any of these types of proceedings may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

Risks Relating to our Planned Online Casino Operations

We have no operating history in the gaming industry and have incurred significant operating losses since inception. We may never become profitable or, if achieved, be able to sustain profitability.

We have no operating history in the gaming industry upon which to base any assumption as to the likelihood that our gaming operations will prove successful, and we may never achieve profitable operations. We currently expect to incur net losses for the foreseeable future. Even if we do achieve profitability, there can be no guarantee that we will be able to sustain profitability. As a result of the acquisition of certain blockchain casino intellectual property, we plan to focus a portion of our attention on the online gaming industry, and we have limited experience in that industry. If we are unsuccessful in operating our business, it will have a material adverse impact on our business, financial condition and results of operations.

The online gaming industry is highly competitive, and if the Company fails to compete effectively, it could experience price reductions, reduced margins or loss of revenues.

The online gaming industry is highly competitive. A number of companies offer products and services that are similar to the Company’s planned online casino. The majority of the Company’s current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition, broader or more integrated product offerings, larger technical staffs and a larger installed customer base. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, develop superior products, and devote greater resources to the development, promotion and sale of online gaming operations than the Company can.

Because of the rapid growth of the gaming industry, and the relatively low capital barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Additionally, the Company’s competitors could combine or merge to become more formidable competitors or may adapt more quickly than we can to new technologies, evolving industry trends and changing customer requirements.

Competition within the global entertainment and gaming industries is intense and the  future offerings of the Company may not be able to compete against other competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If the Company’s offerings are not popular, the Company’s business could be harmed.

The Company plans to begin operating in the global gaming industry. The users of the Company’s planned online casino offering will face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well established and may be perceived by users to offer greater variety, affordability, interactivity and enjoyment. The Company’s planned products and services will compete with these other forms of entertainment for the discretionary time and income of end users. If we are unable to sustain sufficient interest in the Company’s planned products, services and offerings in comparison to other forms of entertainment, including new forms of entertainment, the Company’s business model may not be viable.

The Company will face the risk of fraud, theft, and cheating.

The Company will face the risk that third-parties, employees or consultants may attempt or commit fraud or theft or cheat using the Company’s products. Such risks include backdoors, nefarious code and other efforts. Failure to discover such acts or schemes in a timely manner could result in losses in the Company’s operations and those of the Company’s future customers. Negative publicity related to such acts or schemes could have an adverse effect on the Company’s reputation, potentially causing a material adverse effect on the Company’s business.

The Company will rely on third party cloud services and such providers or services may encounter technical problems and service interruptions.

The Company expects to host its future services on a combination of proprietary and cloud servers. Such servers have in the past and may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. The Company will not have control over the operations of the facilities or infrastructure of the third-party service providers that they use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. We expect that the continuing and uninterrupted performance of the Company’s platform will be critical to our success. The Company may experience, interruptions, delays and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of the Company’s users. Since our platform’s continuing and uninterrupted performance is expected to be critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the Company expands, and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings. Any of the above circumstances or events may harm our reputation, reduce the availability or usage of our platform, lead to a significant loss of revenue, increase our costs, and impair our ability to attract new customers, any of which could adversely affect our business, financial condition, and results of operations.

Malfunctions of third-party communications infrastructure, hardware and software may expose the Company to a variety of risks it cannot control.

The business of the Company is expected to depend upon the capacity, reliability and security of the infrastructure owned by third parties over which the Company’s offerings are deployed. The Company has no control over the operation, quality, or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. The Company instead will depend on these companies to maintain the operational integrity of their connections. If one or more of these companies is unable or unwilling to supply or expand their levels of service in the future, the operations of the Company could be adversely impacted. Also, to the extent the number of users of networks utilizing the Company’s future products and services suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that the products and services of the Company do not function properly and could therefore adversely affect the Company’s ability to attract and retain licensees, strategic partners, and customers.

The Company’s planned online casino is part of a new and evolving industry, which presents significant uncertainty and business risks.

The gaming platforms, systems and gaming content industries are relatively new and continue to evolve. Whether these industries grow and whether their business will ultimately succeed, will be affected by, among other things, mobile platforms, legal and regulatory developments (such as passing new laws or regulations or extending existing laws or regulations to online gaming and related activities), taxation of gaming activities, data and information privacy and payment processing laws and regulations, and other factors that are unable to be predicted and which are beyond the control of the Company.

Given the dynamic evolution of these industries, it can be difficult to plan strategically, including as it relates to product launches in new or existing jurisdictions which may be delayed or denied, and it is possible that competitors will be more successful than the Company is at adapting to change and pursuing business opportunities. Additionally, as the online gaming industry advances, including with respect to regulation in new and existing jurisdictions, the Company may become subject to additional compliance-related costs, including regulatory infractions, licensing, and taxes. If our product offerings do not obtain popularity or maintain popularity, or if we fail to grow in a manner that meets our expectations, or if we cannot offer product offerings in particular jurisdictions that may be material to our business, then our results of operations and financial condition could be harmed.

Additionally, possible future changes in governmental regulations pose material risks to the Company. These changes may include amendments to existing rules or the introduction of new ones, shifts in regulatory focus or policy, or changes in the enforcement or interpretation of current rules and policies. These could lead to increased compliance costs, restrictions or prohibitions on current operations, or required alterations to the way the Company’s then services are offered or marketed, any of which may result in a material adverse effect on the results of operations and financial condition of the Company.

Failure to comply with regulatory requirements in a particular jurisdiction, or the failure to successfully obtain a license or permit applied for in a particular jurisdiction, could impact the ability of the Company to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancellation of existing licenses in other jurisdictions.

Compliance with the various regulations applicable to online gaming is costly and time-consuming. Regulatory authorities at the federal, state and local levels (both in the U.S. and in foreign jurisdictions) have broad powers with respect to the regulation and licensing of real money online gaming operations and may revoke, suspend, condition or limit the licenses of the Company, impose substantial fines on us, and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We do not currently hold any licenses and will need to obtain licenses in the future to operate our planned online blockchain casino. Such licenses may not be available in the timeframe we expect, may be more costly, or may require us to undertake various resource intensive actions to obtain. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. The Company strives to comply with all applicable laws and regulations relating to its business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose the Company to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect the business of the Company.

The future gaming licenses of the Company could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause the Company to cease offering some or all of its offerings in the impacted jurisdictions. The Company may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect its operations. The delay or failure to obtain or maintain licenses by the Company in any jurisdiction may prevent it from distributing its offerings, increasing its customer base and/or generating revenues. The Company may not be able to obtain and maintain the licenses and related approvals necessary to conduct its operations. Any failure by the Company or its customers to maintain or renew existing licenses, registrations, permits or approvals could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

The product offerings of the Company must be approved in most regulated jurisdictions in which they are offered; this process cannot be assured or guaranteed.

If the Company fails to obtain necessary gaming licenses in a given jurisdiction, we would likely be prohibited from distributing and providing our product offerings in that particular jurisdiction. If we fail to seek, do not receive, or receive a suspension or revocation of a license in a particular jurisdiction for our product offerings (including any related technology and software) then we cannot offer the same in that jurisdiction and our gaming licenses in other jurisdictions may be impacted. Furthermore, some jurisdictions require license holders to obtain government approval before engaging in some transactions. We may not be able to obtain all necessary licenses in a timely manner, or at all. Delays in regulatory approvals or failure to obtain such approvals may also serve as a barrier to entry to the market for our product offerings. If the Company is unable to overcome the barriers to entry, it will materially affect our results of operations and future prospects.

To the extent new online gaming jurisdictions are established or expanded, the Company cannot guarantee it will be successful in penetrating such new jurisdictions or expanding its business or customer base in line with the growth of existing jurisdictions. As the Company directly or indirectly enters into new markets, it may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If the Company is unable to effectively develop and operate directly or indirectly within these new markets or if its competitors are able to successfully penetrate geographic markets that it cannot access or where it faces other restrictions, then the Company’s business, operating results and financial condition could be impaired. The failure of the Company to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on its business.

Legislative and regulatory changes could negatively affect the business of the Company and the business of its customers.

Legislative and regulatory changes may affect demand for or place limitations on the Company’s future operations. Such changes could affect the Company in a variety of ways. Legislation or regulation may introduce limitations on their products or opportunities for the use of our products and could foster competitive products. Our business will likely also suffer if our products become obsolete due to changes in laws or the regulatory framework. Moreover, legislation to prohibit, limit or add burdens to our business may be introduced in the future in jurisdictions where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we then operate and will operate in the future.

Legislative or regulatory changes negatively impacting the gaming industry as a whole could also decrease the demand for our future products. Opposition to gaming could result in restrictions or even prohibitions of gaming operations in any jurisdiction or could result in increased taxes on gaming revenues. Tax matters, including changes in state, federal or other tax legislation or assessments by tax authorities could have a negative impact on our business. A reduction in growth of the gaming industry or in the number of gaming jurisdictions or delays in the opening of new or expanded casinos could reduce demand for our products. Changes in current or future laws or regulations or future judicial intervention in any particular jurisdiction may have a material adverse effect on our existing and proposed foreign and domestic operations. Any such adverse change in the legislative or regulatory environment could have a material adverse effect on our business, results of operations or financial condition.

The gaming industry is highly regulated, and the Company must adhere to various regulations and maintain applicable licenses to operate. Failure to abide by regulations or maintain applicable licenses could be disruptive to our business and could adversely affect our operations.

The Company and its planned products are, and will be, subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which we do business and our planned products are used. Such entities currently block direct access to wagering on websites from jurisdictions in which they do not have a license to operate through IP address filtering. Individuals are required to enter their age upon gaining access to their platforms and any misrepresentation of such users age will result in the forfeiting of his or her deposit and any withdrawals from such users account requires proof of government issued identification. In addition, payment service providers use their own identify and internet service provider (ISP) verification software. Despite all such measures, it is conceivable that a user, underage, or otherwise could devise a way to evade the Company’s blocking measures and access its website from the United States or any other foreign jurisdiction in which the Company is not then permitted to operate.

Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. In sum, the Company may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals. The licensing process may result in delays or adversely affect our operations and our ability to maintain key personnel, and our efforts to comply with any new licensing regulations will increase our costs.

A reduction in discretionary consumer spending, from an economic downturn or disruption of financial markets or other factors, could negatively impact the financial performance of the Company as it develops its iGaming business.

Gaming and other leisure activities that the Company plans to offer represent discretionary expenditures and players’ participation in those activities may decline if discretionary consumer spending declines, including during economic downturns, when consumers generally earn less disposable income. Changes in discretionary consumer spending or consumer preferences are driven by factors beyond the Company’s control, such as:

●	perceived or actual general economic conditions;

●	fears of recession and changes in consumer confidence in the economy;

●	high energy, fuel and other commodity costs;

●	the potential for bank failures or other financial crises;

●	a soft job market;

●	an actual or perceived decrease in disposable consumer income and wealth;

●	increases in taxes, including gaming taxes or fees; and

●	terrorist attacks or other global events.

During periods of economic contraction, the Company may not be able to generate expected or any revenues, while most of the Company’s costs remain fixed and some costs even increase, resulting in decreased earnings.

The Company will face cyber security risks that could result in damage to the Company’s reputation and/or subject them to fines, payment of damages, lawsuits and restrictions on the Company’s use of data.

The information systems and data of the Company, including those the Company maintains with the Company’s third-party service providers, may be subject to cyber security breaches in the future. Computer programmers and hackers may be able to penetrate the Company’s network security and misappropriate, copy or pirate the Company’s confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of the Company’s internal systems and services. The Company’s websites may become subject to denial-of-service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack the Company’s products or otherwise exploit any security vulnerabilities of the Company’s products. Also, there is a growing trend of advanced persistent threats being launched by organized and coordinated groups against corporate networks to breach security for malicious purposes.

The techniques used to obtain unauthorized, improper, or illegal access to the Company’s systems, the Company’s data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched. Although the Company has developed, and plans to develop, systems and processes designed to protect the Company’s data and customer data and to prevent data loss and other security breaches and expects to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security.

Disruptions in the availability of their computer systems, through cyber-attacks or otherwise, could damage our computer or telecommunications systems, impact our ability to service our customers, adversely affect our operations and results of operations, and have an adverse effect on our reputation. The costs to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of future customers and may impede our sales, distribution and other critical functions. We may also be subject to regulatory penalties and litigation by customers and other parties whose information has been compromised, all of which could have a material adverse effect on our business, results of operations and cash flows.

Risks Relating to our Common Stock and other Securities

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $17.75 per share and as low as $1.16 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

●	“short squeezes”;

●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;

●	large stockholders exiting their position in our securities or an increase or decrease in the short interest in our securities;

●	actual or anticipated fluctuations in our financial and operating results;

●	changes in foreign currency exchange rates;

●	the commencement, enrollment or results of our planned or future clinical trials of our product candidates or those of our competitors;

●	the success of competitive drugs or therapies;

●	regulatory or legal developments in the U.S. and other countries;

●	the success of competitive products or technologies;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to our iGaming operations, product candidates or clinical development programs;

●	litigation matters, including amounts which may or may not be recoverable pursuant to our officer and director insurance policies, regulatory actions affecting the Company and the outcome thereof;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	the timing and outcome of our plans to commercialize our iGaming intellectual property;

●	significant lawsuits, including patent or stockholder litigation;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved drug;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the U.S. and abroad; and

●	investors’ general perception of us and our business.

Our common stock is listed on the Nasdaq Capital Market under the symbol “ATNF.” Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, inflation, war, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. You should exercise caution before making an investment in us.

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, during 2022, the closing sales prices of our common stock ranged from a post-split adjusted high of $1,482.04 per share to a low of $23.56 per share, during fiscal 2023, the closing sales prices of our common stock ranged from a high of $100.70 per share to a low of $3.21 per share and during fiscal 2024 (through the date of this Report), the closing sales prices of our common stock ranged from a post-split adjusted high of $6.47 per share to a low of $1.18 per share. During this time, we do not believe that we have experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. An active trading market for our common stock may not develop or, if one develops, may not be sustained.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of the date of this Report, we had 22,891 shares of common stock issuable upon the exercise of outstanding stock options, with a weighted average exercise price of $61.92 per share; (a) 15,132 shares of common stock issuable upon the exercise of outstanding public warrants exercisable at an exercise price of $4,370.00 per share, (b) 6,748 shares of common stock issuable upon the exercise of certain outstanding private placement warrants at an exercise price of $1,900.00 per share, (d) 6,579 shares of common stock issuable upon the exercise of certain outstanding private placement warrants at an exercise price of $2,850.00 per share, (e) 4,049 shares of common stock issuable upon exercise of certain outstanding warrants to purchase shares of common stock with an exercise price of $3.23 per share, (f) 3,000,000 shares of common stock issuable upon the exercise of warrants to purchase 3,000,000 shares of common stock with an exercise price of $1.68 per share, (g) 168 shares of common stock issuable upon exercise of warrants which expire on May 2, 2025, and (h) 1,900,138 shares of common stock issuable upon exercise of warrants to purchase 1,900,138 shares of common stock with an exercise price of $1.50 per share. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Provisions of certain outstanding warrants could make it more difficult or expensive for a third party to acquire us. Certain outstanding warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under each of the outstanding warrants to purchase up to 17,376 shares of common stock with an exercise price of $3.23 per share (warrants to purchase 4,049 shares of common stock), $1,900 per share (warrants to purchase 6,748 shares of common stock) and $2,850 per share (warrants to purchase 6,579 shares of common stock). Further, such outstanding warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such warrants at a price described in the applicable warrants (based on the Black Scholes Value of such warrants). These and other provisions of the warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to stockholders.

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock and cause significant dilution to existing stockholders.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for immediate resale in the public market, including (i) outstanding stock options to purchase an aggregate of 22,891 shares of common stock at a weighted average exercise price of $61.92 per share; and (ii) outstanding warrants to purchase 48,302 shares of common stock at exercises prices from between $3.23 and $4,370 per share. If a significant number of shares were sold, such sales would increase the supply of our common stock, thereby potentially causing a decrease in its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

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

We are not in compliance with the continued listing standards of Nasdaq and are subject to a one year mandatory panel monitor, and as a result our common stock and Public Warrants may be delisted from Nasdaq.

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

Additionally, on November 15, 2023, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company reported a stockholders’ deficit of ($149,327), which is below the minimum stockholders’ equity required for continued listing pursuant to the Equity Rule. Additionally, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules and did not meet the minimum stockholders’ equity requirement as of December 31, 2023, March 31, 2024 or June 30, 2024.

Nasdaq provided the Company until January 2, 2024 to submit to Nasdaq a plan to regain compliance. We submitted the plan to regain compliance in a timely manner, and on January 11, 2024, Nasdaq advised the Company that it has determined to grant the Company an extension to regain compliance with the Equity Rule.

The terms of the extension were as follows: on or before May 13, 2024, the Company must have completed certain transactions described in greater detail in the compliance plan, contemplated to result in the Company increasing its stockholders’ equity to more than $2.5 million, and opt for one of the two following alternatives to evidence compliance with the Equity Rule: Alternative 1: The Company must have furnished to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K) including: 1. A disclosure of the Staff’s deficiency letter and the specific deficiency(ies) cited; 2. A description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; and 3. An affirmative statement that, as of the date of the report, the Company believed it had regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; or Alternative 2: The Company must furnish to the SEC and Nasdaq a publicly available report including: 1. Steps 1 & 2 set forth above; 2. A balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date; and 3. That the Company believes it satisfies the stockholders’ equity requirement as of the report date. The pro forma balance sheet must have evidenced compliance with the stockholders’ equity requirement.

Additionally, in either case the Company was required to disclose that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

While the Company was able to undertake some of the transactions described in the compliance plan, it was unable to regain compliance with the Equity Rule prior to the end of the plan period (May 13, 2024). As a result, on May 14, 2024, the Company received a delist determination letter from the Listing Qualifications department of The Nasdaq Stock Market LLC (the “Staff”) advising the Company that the Staff had determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Current Report Form 8-K by the May 13, 2024 deadline previously required by the Staff, evidencing compliance with the Equity Rule. On May 17, 2024, the Company requested an appeal of the Staff’s delisting determination, and on May 20, 2024, the Staff advised the Company that the delisting action referenced in the Staff’s determination letter had been stayed, pending a final written decision by the Nasdaq Hearings Panel (“Panel”). On July 2, 2024, the Company received notice that the Panel had determined to grant the Company’s request to continue its listing on The Nasdaq Stock Market, subject to the Company meeting certain conditions, including filing on or before July 31, 2024, a public disclosure describing the transactions undertaken by the Company to achieve compliance with Nasdaq’s continued listing rules and demonstrate long-term compliance with the Equity Rule and providing an indication of its equity following those transactions. On July 22, 2024, the Panel granted the Company’s request for additional time to achieve compliance with Nasdaq’s continued listing rules and demonstrate long-term compliance with the Equity Rule. Specifically, the Hearings Panel subsequently extended that deadline to September 30, 2024, and further to October 15, 2024, to regain compliance with the Equity Rule and to allow the continued listing of the Company’s common stock and warrants on The Nasdaq Stock Market through such date, subject to the Company’s compliance with the Equity Rule on or prior to such date.

As a result of the acquisition of the Purchased Assets (discussed below), issuance of the 1,000,000 shares of Series B Convertible Preferred Stock and Purchase Warrants as described below, on October 4, 2024, we received a letter from Nasdaq confirming that we had regained compliance with the Equity Rule. Nasdaq also advised the Company that in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter. If, within that one-year monitoring period, the Staff finds that the Company is no longer in compliance with the Equity Rule, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Staff with a plan of compliance with respect to such deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

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

Separately, on May 14, 2024, the Staff provided us notice of our non-compliance with the audit committee requirements for continued listing on Nasdaq set forth in Listing Rule 5605(c)(2), which requires that listed companies maintain an audit committee of at least three independent directors. Nasdaq provided the Company a cure period in order to regain compliance as follows: until the earlier of the Company’s next annual shareholders’ meeting or May 7, 2025; or if the next annual shareholders’ meeting is held before November 4, 2024, then the Company must evidence compliance no later than November 4, 2024. In the event the Company does not regain compliance by the applicable date above, Nasdaq rules require the Staff to provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Company is currently seeking out qualified independent directors to serve on the Company’s audit committee and expects to regain compliance with Listing Rule 5605(c)(2) in the near future.

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years. As of September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024, our stockholders’ equity was below $2.5 million and we did not otherwise meet the net income requirements described above, and as such, we were not in compliance with Nasdaq’s continued listing standards relating to minimum stockholders’ equity until September 30, 2024.

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

Our Series B Convertible Preferred Stock includes a liquidation preference.

Our Series B Convertible Preferred Stock includes a liquidation preference of $17.30 per share or $17,300,000 in aggregate, which is payable upon liquidation, before any distribution to our common stock shareholders. As a result, if we were to dissolve, liquidate or wind up our operations, the holders of our Series B Convertible Preferred Stock would have the right to receive up to the first $17,300,000 in proceeds from any such transaction, and we do not currently have $17.3 million in total net assets. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings, or prevent or delay a change of control. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to Nasdaq rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

The Series B Convertible Preferred Stock includes anti-dilution protection through the date of Stockholder Approval.

The conversion rate of the Series B Convertible Preferred Stock, currently 0.685 per share of Series A Convertible Preferred Stock or 685,000 shares of common stock in aggregate, which totals 40% of the Company’s post-issuance common stock, is adjustable through the date of Stockholder Approval, and is fixed at the time of Stockholder Approval, such that on the Stockholder Approval Date the Series B Convertible Preferred Stock will be convertible into 40% of the Company’s post-issuance outstanding common stock. As a result, the total shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock will cause significant dilution to existing stockholders. Additionally, the holders of the Series B Convertible Preferred Stock will be issued an increased number of shares of common stock of the Company if the outstanding shares of common stock of the Company increase prior to Stockholder Approval. As a result, if the Company issues any equity compensation, sells any shares in any other offerings, or otherwise issues any shares of common stock prior to the Stockholder Approval Date, the holder(s) of the Series B Convertible Preferred Stock will receive additional shares of common stock (compared to the number of shares of common stock due as of the date of this Report), so that they will retain their 40% post-issuance ownership of the Company as of the Stockholder Approval Date. Such additional issuances will in turn cause significant dilution to the stockholders of the Company. Notwithstanding the above, the maximum number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock is 10 million shares of common stock, the total percentage of outstanding common stock which the Series B Convertible Preferred Stock will be convertible into will be fixed at 40% at the time of Stockholder Approval, and no conversion of the Convertible Preferred Stock can occur prior to Stockholder Approval.

The issuance of common stock upon conversion of the Series B Convertible Preferred Stock and upon exercise of warrants will cause immediate and substantial dilution to existing shareholders.

Following Stockholder Approval, each holder of Series B Convertible Preferred Stock may, at its option, convert its shares of Series B Convertible Preferred Stock into a number of shares of common stock as equals 40% of the Company’s post-issuance common stock at the time of Stockholder Approval, divided by the 1,000,000 outstanding shares of Series B Convertible Preferred Stock. The issuance of common stock upon conversion of the Series B Convertible Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders.

The availability of shares of common stock upon conversion of the Series B Convertible Preferred Stock for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock upon the conversion of our Series B Convertible Preferred Stock and/or upon exercise of outstanding warrants, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock upon the conversion of our Series B Convertible Preferred Stock and upon exercise of warrants, or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon the conversion of our Series B Convertible Preferred Stock and upon exercise of warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of the Series B Convertible Preferred Stock and warrants, then the value of our common stock will likely decrease.

Additionally, the warrants to purchase 3,000,000 shares of common stock which we granted effective September 30, 2024, which have an exercise price of $1.68 per share and a term of seven years, which aren’t exercisable until or unless Stockholder Approval is received, have cashless exercise rights, which means that such warrants can be exercised without paying us any cash and instead with the holder netting the value of the exercise price against the value of the shares issuable upon exercise thereof. Additionally, any shares of common stock issuable upon the cashless exercise of such warrants will likely be able to tack the holding period of such shares of common stock with the warrants.

The influx of any of these shares into the public market could potentially have a negative effect on the trading price of our common stock.

The Series B Convertible Preferred Stock includes certain protective provisions and after Stockholder Approval, the Series B Convertible Preferred Stock will vote 40% of our then common stock.

Until such time, if ever, as Stockholder Approval is received, the Series B Convertible Preferred Stock only has rights to vote on amendments to the Series B Designation (which are subject to the approval of a simple majority of the holders of Series B Convertible Preferred Stock), and the Protective Provisions, discussed below.

The Series B Preferred Stock requires the consent of the holders of at least a majority of the issued and outstanding shares of Series B Convertible Preferred Stock to (a) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Convertible Preferred Stock of the Company; (b) adopt or authorize any new designation of any Preferred Stock or amend the Certificate of Incorporation of the Company in a manner which (i) provides any holder of common stock or preferred stock any rights upon a liquidation of the Company which are prior and superior to those of the holders of the Series B Convertible Preferred Stock; or (ii) adversely affect the rights, preferences and privileges of the Series B Convertible Preferred Stock; (c) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series B Convertible Preferred Stock; (d) alter or change the rights, preferences or privileges of the shares of Series B Convertible Preferred Stock so as to affect adversely the shares of such series; and (e) issue any shares of Series A Preferred Stock or Series B Convertible Preferred Stock (collectively, the “Protective Provisions”).

After Stockholder Approval, in addition to the above voting rights, each holder of outstanding shares of Series B Convertible Preferred Stock shall be entitled to cast the number of votes in connection with the Series B Convertible Preferred Stock shares held by such holder equal to the number of whole shares of common stock into which the shares of Series B Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. At the time of Stockholder Approval such voting rights will total 40% of the total vote of the common stock, subject to a maximum of 10 million shares of common stock being issuable upon conversion of the Series B Convertible Preferred Stock, and will thereafter decrease if additional shares of common stock of the Company are issued. Except as provided by law or by the other provisions of the Certificate of Incorporation or the Series B Designation, holders of Series B Convertible Preferred Stock shall vote together with the holders of common stock as a single class and there shall be no series voting.

As a result, following Stockholder Approval, the holders of the Series B Convertible Preferred Stock will have significant influence on the stockholder vote. Consequently, they will have the ability to influence matters affecting our stockholders and therefore exercise significant control in determining the outcome of a number of corporate transactions or other matters, including (i) making amendments to our Certificate of Incorporation; (ii) election of directors; and (iii) any merger or significant corporate transactions. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special shareholder meetings, your shares will have little effect on the outcome of corporate decisions immediately following Stockholder Approval. The interests of the holders of the Series B Convertible Preferred Stock may not coincide with our interests or the interests of other shareholders.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company; (2) impeding a merger, consolidation, takeover or other business combination involving our Company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2024, and for the period from July 1, 2024, to the filing date of this report which have not previously been reported in a Current Report on Form 8-K.

* * * * *

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)	Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit No.	Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
2.1#	Asset Purchase Agreement dated September 29, 2024, by and among Elray Resources, Inc., as seller and 180 Life Sciences Corp., as purchaser		8-K	001-38105	2.1	10/03/2024
3.1	Certificate of Designations of 180 Life Sciences Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock		8-K	001-38105	3.1	10/03/2024
4.1	Common Stock Purchase Warrant to purchase 3,000,000 shares of common stock dated September 30, 2024, granted by 180 Life Sciences Corp. to Elray Resources, Inc.		8-K	001-38105	4.1	10/03/2024
4.2	Form of Warrant to Purchase 1,900,138 Shares of Common Stock Granted on October 17, 2024		8-K	001-38105	4.1	10/16/2024
10.1	Separation and Release Agreement dated September 5, 2024 and First Amendment to Separation and Release Agreement dated September 5, 2024, by and between Cannbiorex Pharma Ltd., 180 Life Sciences Corp. and Sir Marc Feldmann		8-K	001-38105	10.1	09/09/2024
10.2	Indemnity Agreement dated September 3, 2024 and effective September 5, 2024, between 180 Life Sciences Corp. and Sir Marc Feldmann		8-K	001-38105	10.2	09/09/2024
10.3	Form of Warrant Inducement Agreement, by and between the Company and Holder, dated October 16, 2024		8-K	001-38105	10.1	10/16/2024
10.4	Financial Advisory Agreement, dated as of October 16, 2024, between A.G.P./Alliance Global Partners and the Company.		8-K	001-38105	10.2	10/16/2024
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase	X
101.DEF*	Inline XBRL Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Label Linkbase	X
101.PRE*	Inline XBRL Definition Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

#	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that 180 Life Sciences Corp., Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: November 14, 2024	By:	/s/ Blair Jordan
Blair Jordan Interim Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Omar Jimenez
Omar Jimenez Chief Financial Officer (Principal Financial and Accounting Officer)