Form 10-K
period 2024-12-31
180 Life Sciences Corp.
filed 2025-03-31
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: (650) 285-2387

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,548,662. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 31, 2025, there were 5,185,780 shares of common stock issued and outstanding (when including the 1,318,000 shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock as discussed in Item 9B, below, which issuance is in process).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm Id: 2738	Auditor Name: M&K CPAS, PLLC	Auditor Location: Houston, Texas
Auditor Firm Id: 688	Auditor Name: Marcum, LLP	Auditor Location: San Francisco, CA.

i

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

Forward-looking statements include, but are not limited to, statements about:

●	The need for additional funding, including that our current cash on hand is expected to last us until only December 2025, if we do not raise funding in the future;

●	our ability to create or purchase a front end for our back end blockchain casino intellectual property assets, commercialize our planned iGaming casino, obtain required licenses and customers, and come to mutually agreeable contractual terms with third parties and suppliers, and ultimately generate revenues through such operations;

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our biotechnology focused product candidates;

●	the uncertainties associated with the clinical development and regulatory approval of the Company’s drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash flows and our potential ability to obtain additional financing to advance our business and the terms of any further financing, which may be highly dilutive and may include onerous terms;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the Company’s reliance on third parties to conduct its clinical trials, enroll patients, and manufacture its preclinical and clinical drug supplies, the ability to come to mutually agreeable terms with such third parties and partners, and the terms of such agreements;

ii

●	the terms of the Company’s current licensing agreements, and the termination rights associated therewith;

●	estimates of patient populations for the Company’s planned products;

●	unexpected adverse side effects or inadequate therapeutic efficacy of drug candidates that could limit approval and/or commercialization, or that could result in recalls or product liability claims;

●	the Company’s ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to its product development activities;

●	challenges and uncertainties inherent in product research and development, including the uncertainty of clinical success and of obtaining regulatory approvals; and uncertainty of commercial success;

●	the ability of the Company to execute its plans to develop and market new drug products and the timing and costs of these development programs;

●	changing rates of inflation and interest rates, and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict, and Israel/Hamas conflict) and other large-scale crises;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	the review and evaluation of strategic transactions and their impact on shareholder value; the process by which the Company engages in evaluation of strategic transactions; the outcome of potential future strategic transactions and the terms thereof;

●	our ability to maintain our listing of our common stock and public warrants on the Nasdaq Capital Market;

●	the reliance on suppliers of third-party gaming content and the cost of such content, and reliance on third-party service providers for our planned iGaming platform, including but not limited to marketing, customer service and data management services;

●	the ability of the Company to obtain gaming licenses;

●	the Company’s reliance on its management;

●	the potential effect of economic downturns, recessions, tariffs, changes in interest rates and inflation, and market conditions, including recessions, decreases in discretionary spending and therefore demand for our products, and increases in the cost of capital, related thereto, among other affects thereof, on the Company’s operations and prospects as a result of increased inflation, tariffs, increasing interest rates, global conflicts and other events;

●	the Company’s ability to protect its proprietary information and intellectual property (IP);

●	the ability of the Company to compete in the iGaming market;

●	the effect of current and future regulation, the Company’s ability to comply with regulations (both current and future) and potential penalties in the event it fails to comply with such regulations and changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business;

●	the ability to compete against existing and new competitors;

●	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;

●	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products, including potential recessions and global economic slowdowns; and

●	other risks and uncertainties, including those described under “Risk Factors”, herein.

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

iii

PART I

Item 1. Business.

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

Our fiscal year ends on December 31. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30, the first quarter, second quarter and third quarter, respectively, with the quarter ended December 31st being referenced herein as our fourth quarter. Fiscal 2024 means the year ended December 31, 2024, whereas fiscal 2023 means the year ended December 31, 2023.

Reverse Stock Splits

Effective on December 19, 2022 at 12:01 a.m. Eastern Time, we affected a 1-for-20 reverse stock split of our then outstanding common stock, with any fractional shares rounded up to the nearest whole share. Effective on February 28, 2024 at 12:01 a.m. Eastern Time, we affected a 1-for 19 reverse stock split of our then outstanding common stock with any fractional shares rounded up to the nearest whole share.

In connection with the reverse splits discussed above (the “Reverse Stock Splits”), all outstanding options, warrants, and other securities entitling their holders to purchase or otherwise receive shares of common stock were adjusted, as required by the terms of each security. The number of shares available to be awarded under the Company’s equity incentive plans were also appropriately adjusted. Following the Reverse Stock Splits, the par value of the common stock remained unchanged at $0.0001 par value per share. The Reverse Stock Splits did not change the authorized number of shares of common stock or preferred stock.

The effects of the Reverse Stock Splits have been retroactively reflected throughout this Report.

Definitions

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

Our Company

We were formed as a clinical stage biotechnology company, focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation and fibrosis by employing innovative research, and, where appropriate, combination therapy. In September 2024, we completed the acquisition of certain source code and intellectual property relating to the back-end technology platform to operate an online blockchain casino, and moving forward, we plan to focus the majority of our operations on the creation of the online blockchain casino, while looking to monetize certain prior development stage therapeutic product candidates for unmet medical needs.

Planned iGaming Casino Operations

On September 29, 2024, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Elray Resources, Inc. (“Elray”). Pursuant to the Purchase Agreement, Elray agreed to sell us certain source code and intellectual property relating to an online blockchain casino (the “Purchased Assets”) in consideration for 1,000,000 shares of then newly designated Series B Convertible Preferred Stock (the “Preferred Stock”, and the shares of common stock issuable upon conversion thereof, the “Conversion Shares”) and warrants to purchase 3,000,000 shares of common stock of the Company (the “Purchase Warrants” and the shares of common stock issuable upon exercise thereof, the “Purchase Warrant Shares”). The acquisition of the Purchased Assets was completed on September 30, 2024.

The Purchase Agreement includes (i) customary covenants of each of the parties and confidentiality requirements; and (ii) customary indemnification requirements of the parties, subject to a $25,000 deductible.

The closing of the transactions contemplated by the Purchase Agreement was subject to certain customary conditions to closing, including the filing of the designation of the Preferred Stock with the Secretary of State of Delaware, and the receipt by the Company of an opinion of Hempstead & Co., LLC to the effect that, as of the date of such opinion and subject to the assumptions, qualifications, limitations and such other factors deemed relevant by Hempstead & Co., LLC, as set forth in such opinion, the purchase price to be paid by the Company was fair, from a financial point of view, to the Company, which opinion was received verbally on September 29, 2024, which conditions to closing were either satisfied or waived by the parties on September 30, 2024.

The acquisition contemplated by the Purchase Agreement closed on September 30, 2024 (the “Closing” and such date, the “Closing Date”).

Following the Closing, Elray agreed to provide support and assistance to the Company in connection with the building and launching of a fully operational casino operation utilizing the Purchased Assets, at no cost to the Company for a period of six months following the Closing, provided that such assistance shall not exceed 40 hours per week without the prior written approval of Elray (the “Post-Closing Assistance”). To date, Elray has provided code and certain supporting material to the Company. The Post-Closing Assistance will also require Elray to assist the Company with obtaining payment gateways and licensing where required, acknowledging that the Company will require a front end (the “Front-End Development”). Following the Closing, at the request and sole discretion of the Company, the Company may request Elray for an additional cost to help the Company complete the Front-End Development organically. The Company also has the option to request that Elray identify for the Company a vendor or vendors that would sell such a front end for one or more casinos that will operate on the Purchased Assets at a cost to be agreed between such vendor and the Company, in the Company’s sole discretion. As of the date of this filing, no such agreements have been entered into. The Company has sole discretion to determine which, if any, vendor it retains for the Front-End Development or in respect of a front-end acquisition.

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

Pursuant to the Purchase Agreement, we agreed to file a proxy statement with the SEC (the “Proxy Statement”) to seek stockholder approval for the issuance of the Conversion Shares and Warrant Shares, under applicable rules of the Nasdaq Capital Market, as soon as reasonably practicable. We also agreed to use our reasonable best efforts to: (i) cause the Proxy Statement to be mailed to our stockholders as promptly as practicable following sign off from the SEC on such Proxy Statement, or no later than the 20th day after such preliminary Proxy Statement was filed with the SEC, in the event the SEC did not notify the Company of its intent to review such Proxy Statement, and (ii) ensure that the Proxy Statement complied in all material respects with the applicable provisions of the Securities Act and Exchange Act. We were also required to hold a shareholders meeting to seek shareholder approval for the issuance of the Conversion Shares and Warrant Shares promptly after the SEC confirmed that it has no comments on such Proxy Statement (the “Stockholder Approval”, and the date of such Stockholder Approval, the “Stockholder Approval Date”). The Stockholder Approval was received at our 2024 Annual Meeting of Stockholders held on December 27, 2024. As a result, the Series B Convertible Preferred Stock had a fixed conversion rate of 1.318 to 1 and was convertible into an aggregate of 1,318,000 total shares of common stock. On March 27, 2025, all 1,000,000 shares of the Series B Convertible Preferred Stock were converted into 1,318,000 shares of common stock at the option of the holder thereof.

We are planning to strategically enter into the online gaming industry, utilizing the Purchased Assets, i.e., our newly acquired “back-end” gaming platform, which incorporates blockchain technology and cryptocurrency operability (the “Gaming Technology Platform”). The Company plans to use this technology platform to establish a blockchain-based business aimed at the global iGaming market, focusing initially only on the cryptocurrency market and in the future, potentially the traditional fiat currency wagering market. Initially focusing on B2C (business-to-consumer) online casinos, the Company also plans to expand into a B2B (business-to-business) model, offering a seamless blockchain-enabled technology platform for gaming operators worldwide. In addition, management has identified certain global iGaming industry characteristics and trends that they believe make potential acquisition opportunities attractive. Management believes that the combination of the Gaming Technology Platform and the strength of a Nasdaq listing make the Company an attractive consolidation vehicle for the iGaming industry, and plans to work to identify potential acquisitions (although no targets exist at present).

Other than the Purchase Agreement and the consulting agreement with the technology consultant, discussed above, the Company has not entered into any material agreements in connection with the iGaming business to date.

A. The Gaming Technology Platform

The Gaming Technology Platform includes components designed to support online casinos using blockchain technology. These components are as follows:

1.	Blockchain Casino Operations Back-End: A robust infrastructure designed to support casino game programming through secure and scalable server/cloud solutions, database management, and blockchain payment processing.

2.	Blockchain to Fiat Seamless Exchange Technology: A proprietary system allowing players to deposit and withdraw using cryptocurrency, while maintaining fiat-based wallets and gaming sessions, provided that each cryptocurrency and fiat currency will be kept separate and users will not be able to deposit in one crypto currency and withdraw in another, or in a fiat based currency, and vice versa. We believe that this cutting-edge technology offers a significant competitive advantage in the growing blockchain casino market.

3.	Blockchain API Technology: A sophisticated application program interface (API) that facilitates reliable fiat-to-blockchain and blockchain-to-fiat payment gateways (provided that as discussed above, we do not plan to offer exchanges between cryptocurrencies and/or between fiat and cryptocurrency, and plan to initially only offer cryptocurrency wagering), supporting credit cards, e-wallets, and multiple cryptocurrencies while enabling blockchain-exclusive online casino operations.

4.	Player Account Management: A secure system for managing player accounts, including registration, login, and player profiles, alongside know-your-client (KYC) and anti-money laundering (AML) compliance features.

5.	Loyalty Systems for Blockchain Users: A customer relationship management system designed to foster player loyalty and enhance the lifetime value of each customer by catering to blockchain users.

6.	Affiliate Tracking System: A tool to monitor traffic, registrations, and referral sources, allowing for scalable growth through affiliate partnerships and the distribution of referral fees and royalties.

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

B. Industry Background

The global iGaming casino market has rapidly ascended as a major player in the digital entertainment industry, experiencing remarkable growth fueled by technological advancements, increased internet penetration, and evolving consumer preferences. According to a report by Statista, the global online gaming sector is estimated to reach $97 billion in 2024, and is projected to grow to nearly $133 billion by 2029. The cryptocurrency-based iGaming sector is growing even faster, albeit from a smaller base value, with SOFTSWISS estimating growth of over 20% between 2022 and 2023 for crypto-based bets, propelled by the increasing adoption of digital currencies like Bitcoin and Ethereum, which offer more secure, faster, and lower-cost transactions. According to XDA.io, the cryptocurrency component of the iGaming industry is estimated to have a size of approximately $40 billion, and is projected to increase to $158 billion by 2028.

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

C. B2C Focus: Blockchain-Enabled Online Casinos

Our immediate focus is on launching B2C online casino operations in high-growth international markets. The Company’s blockchain technology enhances transparency and operational efficiency, providing players with a secure and trustworthy gaming experience, which management believes will be a key differentiator. Key features of this platform include:

●	Enhanced Transparency: Blockchain technology ensures secure, immutable transaction records, boosting player trust and confidence in the platform.

●	Seamless Cryptocurrency Integration: Players can deposit and withdraw funds using cryptocurrency while maintaining fiat (traditional currency) wallets and gaming sessions, provided that each cryptocurrency and fiat currency will be kept separate and users will not be able to deposit in one crypto currency and withdraw in another, or in a fiat based currency, and vice versa, catering to the growing demand for crypto-friendly platforms.

●	User Experience: The Gaming Technology Platform’s customer relationship management (CRM) system is designed to enhance player loyalty and increase the lifetime value of customers through personalized engagement and targeted promotions.

Management is focused on three steps to operationalize the launch of the Company’s first online casino:

First, the Company is working to source a “front-end” customer interface, which is required for operation and commercialization of the Gaming Technology Platform, with plans to evaluate multiple, competitive potential suppliers of customer facing products and to acquire or create a “front-end”, funding permitting. The “front-end” is effectively the user interface (“UI”), where clients interact with the Company, accessing services provided by the Gaming Technology Platform. The specific UI type design, branding and functionality is dependent on whether the Company focuses on offering a B2B or B2C solution (or both).

The Board of Directors of the Company will make an informed decision as to whether the Company will utilize the Gaming Technology Platform acquired in a B2B or B2C format (or both). This decision will determine whether the Company will build its own “frontend” UI solution or acquire further assets that could potentially shorten time to market. No decision as to whether to pursue a specific B2B or B2C approach has yet been made, nor have any agreements been reached with any asset vendors, potential acquisition targets or partners. At present, the status of the Company’s product(s) remains under analysis and review.

That being said, the Company is currently in discussions with potential operators to provide them B2B turnkey solutions, and is also in discussion regarding the potential acquisition of additional assets that would assist the Company in the launch of a fully functional B2C operation. These conversations are early stage and exploratory, with no agreement in principle reached on any agreement. As noted above, the Company is currently focused on a B2C offering as a primary strategy, but continues to evaluate potential B2B opportunities as well.

Second, management is evaluating certain well known and high governance gaming jurisdictions to pursue initial licensing – no final determination has yet been made as to which jurisdiction(s) to pursue. An acquisition of a license could be through ab initio application, or through acquisition of an established company that has already been granted a license.

Third, management is beginning to evaluate a variety of games, which in the iGaming industry are generally sourced from third-party suppliers, to populate the planned front-end customer interface.

Currency-Agnostic Play and Gaming Variety

Management believes that a standout feature of the Gaming Technology Platform is its ability to offer currency-agnostic play, enabling customers to easily switch between traditional fiat currencies and cryptocurrencies during gaming sessions, provided that each cryptocurrency and fiat currency will be kept separate and users will not be able to deposit in one crypto currency and withdraw in another, or in a fiat based currency, and vice versa. Management believes this flexibility makes the customer interaction experience better, and therefore makes the Company’s ultimate gaming content accessible to a wider audience and supports a more seamless gaming experience for both traditional and crypto-savvy players. In addition, the Gaming Technology Platform is designed to support a wide variety of games, ranging from traditional offerings such as live casino games, including poker and blackjack, to newer rapid-play games such as crash games (where players bet on a multiplying curve. The longer a player stays active, the more they can win, and they are free to cash out at any time. If the game crashes before they have cashed out, they lose), as well as potentially in the future, live sports betting, all of which we believe appeal to the evolving preferences of today’s global players. We are confident that this blend of game styles will provide a comprehensive gaming experience, catering to the fast-changing tastes of both casual and high-frequency players across different markets.

High-Growth iGaming Jurisdictions

We expect to launch our planned B2C casino operations in established and high-growth markets where iGaming is gaining traction. Although the Company has not yet determined its first launch jurisdiction, it is currently analyzing high potential jurisdictions to select one or more launch jurisdictions.

Commercialization Strategy and Timeline

The commercialization strategy for launching the Company’s initial online casino is planned to follow a structured approach to ensure a smooth, compliant, and hopefully, profitable rollout. The first step involves the completion of the technology transfer, where all purchased assets, including software and intellectual property representing the Gaming Technology Platform, are securely transferred to the Company’s storage infrastructure. This step has been completed as of the date hereof. When fully operationalized, management anticipates that the Gaming Technology Platform will be hosted on a primary cloud-based server, with a physical server backup. This period is expected to include setting up the necessary server configurations, network security, and data which we anticipate completing by the end of Q2 2025. During this phase, management of the Company will be fully immersed in the technical aspects of the transfer process to ensure a seamless transition.

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

The marketing plan development will be another significant milestone, focusing on identifying and attracting customers through affiliate marketing, direct marketing, and other channels. Critical metrics like Customer Lifetime Value (CLV) and Customer Acquisition Costs (CAC) are expected to be evaluated to ensure profitability for each potential market and customer group. The business strategy will also seek to explore how to build a loyal customer base and position the casino against competitors by using the Company’s Gaming Technology Platform, which has a built in customer loyalty functionality.

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

Management believes that this structured approach, covering technology, business strategy, licensing, game selection, marketing, and internal processes, will provide a robust roadmap to operationalize the Gaming Technology Platform. Management is targeting having the first online casino fully operational and optimized for growth by the end of Q2 2025, although there can be no guarantee that all elements of the commercialization strategy will be completed on this timeline – lack of funding, slower than anticipated evaluation and contracting, and difficulty sourcing one or more key components could all contribute to delays.

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

1. Cryptocurrency capability – The Gaming Technology Platform recently acquired by the Company has been designed to offer cryptocurrency capability supported by blockchain technology. Blockchain technology is a database management mechanism that allows transparent information sharing within a business network and is the technology that enables the existence of cryptocurrency. The blockchain component software exists to enhance security and transparency. The Gaming Technology Platform has been designed to allow wagering in cryptocurrency (which is what we plan to initially offer) as well as traditional fiat currencies. Management believes this to be a key focus area for gaming participants, one where potential customers have increasing interest and engagement;

2. Player management and loyalty – As noted above, maintaining customer loyalty is critical in a very competitive market. The Company believes that its technology will allow for significant player engagement, potentially increasing customer value versus customer acquisition cost;

3. Unique content – The Company is currently in early conversations with multiple unique content production and distribution companies in the iGaming sector. If agreements are reached with one or more of such entities (including but not limited to joint-ventures, acquisitions, mergers and various partnerships), the Company believes that this will provide a significant competitive advantage if the Company were to ultimately launch a B2C focused business. The Company hopes to be able to leverage the Gaming Technology Platform to provide potential clients with highly unique, iGaming related content, thus reducing customer acquisition cost and increasing customer lifetime value; and

4. M&A and industry expertise – Management of the Company believes that the management and shareholders of the Company provide a unique blend of capital markets expertise related to negotiating, structuring and executing merger and acquisition (M&A) transactions, plus unique industry knowledge through the involvement of experienced industry executives. Management believes this provides the Company with access to diverse and unique relationships, leading to potential acquisition and partnership opportunities. When combined with M&A expertise, management believes that the Company has a distinct competitive advantage relative to certain peers.

In terms of opportunity, cryptocurrency iGaming casinos have gained significant traction globally, which management believes presents a major opportunity for the Company given the cryptocurrency focus of the Gaming Technology Platform.

Projected Costs

Management believes that the estimated costs to commercialize an online iGaming casino can vary significantly, depending on the jurisdiction and the scale of the operation, but some key expenses are universal (and somewhat fixed), while others are variable and depend on decisions made by management around business strategy. Costs that management expects to incur, given that the Company has already acquired the Gaming Technology Platform, are expected to include the following: first, sourcing a front-end player interface involves either purchasing or developing a customized platform. Off-the-shelf solutions from iGaming software developers typically start at around $100,000, but can increase dramatically for bespoke or highly tailored platforms. Second, partnerships with game providers require initial setup fees, licensing, and revenue-sharing agreements. These costs may range from $10,000 to over $100,000 per game, depending on the scope of the partnership and the range of games offered. Third, management believes that ensuring a smooth user experience, quality design, and strong cybersecurity are essential, which can also add to the initial outlay, with estimated costs of around $500,000 to acquire a sufficient number of games for our planned platform.

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

The Gaming Technology Platform, subject to build-out, as discussed above, has the capability to enable B2B customers to launch online casinos with a full suite of iGaming content including sportsbooks, online slots, table games and live casino games. The same is true in the event that the Company pursues a direct B2C product offering, which is the current focus of the Company’s strategy.

Blockchain Technology: Enhancing Trust and Security

At the core of our potential B2B offering is our blockchain technology, which we believe provides advantages for gaming operators over those offerings of our competitors which do not include blockchain technology. Blockchain’s decentralized and immutable nature ensures transparent and secure transaction records, allowing operators to build stronger trust with their players. Every gaming transaction, from deposits and withdrawals to bets and payouts, is recorded on the blockchain, creating an auditable trail that enhances accountability and reduces the risks of fraud or manipulation. Management believes that players are currently demanding increased accountability from gaming operators and have an enhanced focus on potential fraud in the online gaming market globally.

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

Cryptocurrency Transactions and Holdings

Notwithstanding the above, the Gaming Technology Platform’s cryptocurrency and fiat currency holdings will be kept separate and users will not be able to deposit in one crypto currency and withdraw in another, or in a fiat based currency, and vice versa. Additionally, we anticipate our Gaming Technology Platform will initially only allow wagering in cryptocurrency and we plan to focus on bitcoin, Ethereum and Litecoin, which together represent approximately 95% of the popular cryptocurrencies in the iGaming industry, according to an article published in October 2024 at blockonomi.com. In the future, we may also allow wagering in fiat, provided that as discussed above, we do not plan to offer the ability to withdraw a different type of cryptocurrency or currency than deposited or to exchange between cryptocurrencies or currencies. Wagers and payouts will be made only with the same cryptocurrency. For example, if a user places a wager in Ethereum, they can only win additional Ethereum and will only be able to withdraw Ethereum upon the settlement of any wager.

Any cryptocurrencies we hold will be valued from time to time, including as of the end of each calendar quarter, based on then market prices. Users are expected to be able to withdraw deposits and/or winnings at any time, only the type of currency (initially only cryptocurrency) in which they deposited funds.

We plan to hold a sufficient amount of bitcoin, Ethereum and Litecoin to cover wagers in process and expected payouts relating thereto. We plan to purchase, sell and exchange bitcoin, Ethereum and Litecoin from time to time in order to cover wagers and convert net income to cash for operations. All such purchases, sales and exchanges, will be at then market prices, and will be subject to fluctuation with changing market prices.

As of December 31, 2024, we held, and as of the date of this Report, we hold, no cryptocurrencies.

Consumer Relationship Management

The Company’s Gaming Technology Platform also includes sophisticated tools such as a built-in CRM system, which would enable operators to optimize player engagement and retention. By providing data-driven insights and personalized interactions, operators are expected to be able to increase the lifetime value of their players, fostering long-term growth and loyalty.

While management is focused on developing the B2C business as an initial priority, the potential ability to use the Company’s Gaming Technology Platform to expand to B2B sources of revenue in the future is of strong interest, and we believe it has the potential to provide a valuable source of differentiated revenue for the Company down the road.

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

We think that management’s experience across multiple industries, combined with a strategic vision for iGaming, enhances our ability to identify and integrate undervalued gaming companies. We plan to work to ensure that future acquisitions are not only executed effectively but also yield synergistic benefits that contribute to accretive growth. By incorporating these companies into our Gaming Technology Platform, either as technology components or users of the technology, we hope to be able to optimize operational efficiencies, expand our geographic and market reach, and enhance our technological offerings, with our goal of positioning the Company as a leader in the evolving iGaming sector.

F. Distribution Methods

Distribution methods depend on whether the chosen commercialization path is via a B2B or B2C offering (or both). The Company has built, and continues to build, significant relationships with a variety of iGaming industry participants, including content producers and providers specific to the industry, content distribution sources, licensed casino operators, technology and marketing providers. Through this network, the Company has already identified a number of potentially significant distribution opportunities for both B2B and B2C product offerings by the Company. In terms of B2B, the Company has already identified potential clients that would like to launch an online blockchain casino (under their own branding) using the Gaming Technology Platform owned by the Company. These leads have been generated by strategic relationships, leading to referrals in the industry. The Company is also in the process of attending a variety of industry trade shows, and meeting with a variety of strategic industry participants, and expects to generate further potential B2B clients as a result of these activities. In terms of B2C distribution channels, should the Company launch its own online casino, the methods to build revenues are fairly standard in the industry. This generally involves acquisition of players via social media, influencers, online advertising such as Facebook & Google and also via affiliate driven traffic (third party companies that specialize in delivering players for commercial benefits). In addition to having identified several groups of assets which could potentially be used by the Company to launch an online casino, the Company is in early conversations with a variety of iGaming related content creators and distributors in addition to affiliate marketing organizations. These conversations are early stage and exploratory – no agreement in principle has been reached with any entity.

G. Projected Costs

Management believes that the estimated costs to commercialize an online iGaming casino can vary significantly, depending on the jurisdiction and the scale of the operation, but some key expenses are universal (and somewhat fixed), while others are variable and depend on decisions made by management around business strategy. Costs that management expects to incur, given that the Company has already acquired the Gaming Technology Platform, are expected to include the following: first, sourcing a front-end player interface involves either purchasing or developing a customized platform. Off-the-shelf solutions from iGaming software developers typically start at around $100,000, but can increase dramatically for bespoke or highly tailored platforms. Second, partnerships with game providers require initial setup fees, licensing, and revenue-sharing agreements. These costs may range from $10,000 to over $100,000 per game, depending on the scope of the partnership and the range of games offered. Third, management believes that ensuring a smooth user experience, quality design, and strong cybersecurity are essential, which can also add to the initial outlay, with estimated costs of around $500,000 to acquire a sufficient number of games for our planned platform.

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

Legacy Biotechnology Programs

We currently have two legacy biotechnology programs that are focused on different diseases or medical conditions, and that target different factors, molecules or proteins. In November 2024, the biotechnology related to alpha 7 nicotinic acetylcholine receptor was returned to Stanford University.

Due to restrictions in the Company’s resources, the Company has slowed down research and development activities significantly in the SCA platform (discussed below) and the anti-TNF platform (discussed below), and the Company as discussed below, the Company’s license agreement relating to the α7nAChR platform (discussed below) was terminated in November 2024.

The Company is currently evaluating all options to monetize its existing life science assets, in addition to exploring other strategic alternatives to maximize value for its stockholders. Our legacy biotechnology programs include:

●	fibrosis and anti-tumor necrosis factor (“TNF”); and

●	drugs which are derivatives of cannabidiol (“CBD”) or cannabigerol (“CBG”) analogues (“SCAs”).

The license agreement with Stanford University covering α7nAChR was terminated effective November 23, 2024. After a careful review of the Company’s intellectual property portfolio as part of the Company’s ongoing strategic review process, the Company decided to move in a different direction and returned the intellectual property to Stanford University.

Fibrosis & Anti-TNF Platform

Our anti-tumor necrosis factor (TNF) platform began at our wholly-owned subsidiary, 180 Therapeutics L.P. (“180 LP”). This platform is focused on studying the molecular mechanism of inflammatory diseases and fibrosis and on the discovery of TNF as a mediator of fibrosis, as well as other immune-driven diseases. This research was first undertaken in the 1980s by our Executive Co-Chairman, Prof. Sir Marc Feldmann, based on analysis of tissue from patients with rheumatoid arthritis (“RA”). We are applying this same approach to the analysis of human disease tissue from patients with active fibrosis, research led by Prof. Jagdeep Nanchahal in Oxford (who is also the Chairman of our Clinical Advisory Board), which has led to the identification of new therapeutic targets and approaches that we are developing. Profs. Nanchahal and Feldmann, in collaboration with other scientists, are leveraging their experience and expertise in developing anti-inflammatories to search for new applications for anti-TNF therapeutics. We are seeking to demonstrate that anti-TNF drugs, such as adalimumab, have a positive effect on new indications such as Dupuytren’s Contracture, frozen shoulder and POCD.

Our first product candidate in clinical development is for the potential treatment of early-stage fibrosis of the hand, Dupuytren’s Contracture, for which there is currently no approved treatment in the U.K. or EU. Collagenase from Clostridium histolyticum has been approved in the USA for late-stage Dupuytren’s Contracture. The proposed treatment will be administered by a local injection of adalimumab, an anti-TNF antibody, into early-stage disease tissue. The results for the Phase 2a clinical trial for Dupuytren’s Contracture, supported by the Wellcome Trust, U.K. Department of Health and us, were published in July 2018. The study demonstrated positive tissue response indicative of anti-fibrotic mechanisms, as well as guiding dosing for follow up trials. Having defined the most efficacious dose and preparation and based on these positive proof of concept data, we, together with the Wellcome Trust and the U.K. Department of Health, initiated a Phase 2b trial in patients with early-stage Dupuytren’s Contracture. The initial plan was to randomize 138 patients in a ratio of 1:1 to receive four injections of adalimumab or placebo at three-month intervals and followed for a total of 18 months from baseline. With additional funding from the Wellcome Trust, the Phase 2b trial completed recruitment of 174 patients in April 2019, having commenced dosing in February 2017. The final patient was enrolled in April 2019. The Phase 2b clinical trial for early-stage Dupuytren’s Contracture has been completed. On December 1, 2021, we announced top line data from the trial, which indicates that the primary end point of nodule hardness and the secondary end point of nodule size on ultrasound scan were met with statistically significant differences. There were no related severe adverse events. As previously reported, the full results of the trial have been published in a peer-reviewed journal. Through this fibrosis and anti-TNF product development platform, we are also performing research for the development of potential treatments of frozen shoulder, liver and lung fibrosis and post-operative cognitive dysfunction/delirium (“POCD”).

We have previously obtained regulatory approvals from the U.K. MHRA and the CCMO, as well as from the relevant accredited ethics committees, in order to perform clinical trials in the U.K. and The Netherlands solely for indications under the anti-TNF platform. No marketing applications or requests for marketing approval have been submitted to, the U.S. Food and Drug Administration (“FDA”) for any indications or products under the anti-TNF platform at this time. On March 29, 2022, we submitted a request to the FDA for a Type C Meeting to discuss clinical outcome assessment in clinical trials of the anti-TNF platform for early stage Dupuytren’s disease. On April 26, 2022, the FDA granted the meeting request and agreed to provide written responses in lieu of a meeting. On June 9, 2022, the FDA provided the aforementioned written responses in which the agency questioned whether nodule hardness and size would constitute an appropriate end point in such studies. Specifically, the FDA stated, “The proposed outcome measures of nodule hardness and nodule size do not appear to be clinical outcome measures that measure how a patient feels, functions, or survives, which would be needed to support a demonstration of efficacy in your future registrational studies.”

On February 22, 2023, we announced the closure of recruitment of patients for the feasibility trial for frozen shoulder, for which we have ended such recruitment at nine patients, due to a regulatory request in the U.K. to end slow recruiting trials. The result of the closure of the trial means that another trial will likely need to be undertaken in the future to recruit additional participants. We do not have current plans to conduct another trial and we are seeking a potential sale of such TNF Platform.

In order for the Company, or any acquiror of the Company’s TNF platform, to be able to commercialize the TNF platform in the United States (and likely other jurisdictions), we believe that conducting the follow-on Phase 3 trial of a design that is yet to be determined will likewise be necessary for FDA acceptance and that the Company or an acquiror of the TNF program will have to engage in a further regulatory process with the FDA and/or other regulators internationally. The Company is not pursuing Phase 3 trials or any regulatory dialogue in respect of the TNF program currently.

SCAs Platform

Our SCAs platform began at our wholly-owned subsidiary, CannBioRex Pharmaceuticals Corp. (“CBR Pharma”) with the collaborative work of its founders Prof. Mechoulam, deceased, and Prof. Feldmann. This platform focuses on the development of synthetic pharmaceutical grade molecules close or distant analogs of non-psychoactive cannabinoids such as CBD for the treatment of inflammatory diseases and pain. These development efforts are a result of a 20-year collaboration between Prof. Feldmann, who discovered and commercialized anti-TNF therapy for treatment of RA and subsequently a number of inflammatory diseases, which is currently the best-selling drug class in the world, and Prof. Mechoulam, who was a world leading expert in cannabis chemistry who successfully identified tetrahydrocannabinol (THC) is the primary psychoactive compound found in the cannabis plant, cannabidiol (CBD) a non-psychoactive compound found in the cannabis plant, and, subsequently, the endocannabinoids. We are working with a research team based at the Kennedy Institute at Oxford, consisting of Prof. Feldmann, Prof. Richard Williams and others, and a research team based at Hebrew University, consisting of Prof. Avi Domb, Prof. Amnon Hoffman and others, to generate new drugs, test them, and optimize their uptake and delivery to disease targets. The aim is to develop novel, orally active analgesic and anti-inflammatory medications based on synthetic compounds to target chronic diseases. We term these synthetic compounds generically as “synthetic CBD analogs” (“SCAs”). Our primary development targets are arthritis and chronic and recurrent pain, while our secondary development targets are diabetes/diabetic neuropathy, fibromyalgia, multiple sclerosis, obesity and fatty liver disease. Unfortunately, Dr. Mechoulam passed away in March 2023, and while he will be sorely missed, work with his colleagues will continue as necessary.

The Company conducted a research study involving the SCA platform during early 2024 and on July 30, 2024 announced topline results from a clinical pharmacology study (the “Study”), that evaluated the uptake of cannabidiol (CBD) in a solid formulation which can be delivered as a pill orally. The clinical trial in humans, performed with Prof. Avi Domb of the Hebrew University, School of Pharmacy, and with Prof. Elyad Davidson, of Hadassah Hospital, compared two solid formulations of CBD with a U.S. Food and Drug Administration (FDA) approved drug for epilepsy, Epidiolex. The purpose of the Study was to compare the pharmokinetic (PK) profile of a generic approved CBD product, Epidiolex®, with two solid formulations. This type of trial has yet to be examined in a clinical setting. For the Company’s trial, twelve volunteers received all three formulations in a crossover randomized trial. Results of the clinical trial indicate that one of the two solid forms was absorbed faster and exhibited higher maximal levels compared to Epidiolex. Both of the solid formulations were well tolerated.

CBD is a purified product that is not psychoactive, which we believe has potential benefits for treatment of inflammatory processes and pain. A major problem in working with CBD is its low, unpredictable and variable uptake following the most convenient delivery form, by mouth, as a liquid CBD in oil like the approved pharmaceutical Epidiolex, given for epilepsy.

The results of the clinical trial performed on 12 adult males at the Hadassah Hospital, shows that capsules composed of one of the PNL formulations performed better statistically than Epidiolex in terms of the speed of absorption and achievement of maximal levels. The other PNL formulation, also given as a capsule, was statistically equivalent to Epidiolex in terms of speed of absorption and achievement of maximal levels.

We believe that a solid formulation for testing in clinical trials will advance testing CBD in other indications. CBD has shown promise in studies on treatment of pain, post-traumatic stress disorder (PTSD), head trauma, and other indications, yet an oral liquid formulation is undesirable. The new formulations tested by the Company and its collaborators open a potential path for testing solid CBD given by mouth in a capsule.

Full study results are not yet available. The trial results are planned to be submitted for scientific publication at a later date, which has not yet been determined. The Company is currently evaluating the SCA Program, including exploring the potential for disposition of this program pursuant to our previously announced strategic review process.

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

α7nAChR Platform

The license agreement with Stanford University covering α7nAChR was terminated effective November 23, 2024. After a careful review of the Company’s intellectual property portfolio as part of the Company’s ongoing strategic review process, the Company decided to move in a different direction and returned the intellectual property to Stanford University.

Outsourcing and Manufacturing

We are not currently conducting any clinical trials and do not have plans to conduct clinical trials in the future.

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

For the SCA program, we have agreements in place with Hebrew University and Oxford, pursuant to which we conducted research to develop and characterize novel SCAs for the treatment of certain target indications, and to perform early-phase clinical trials. Through the Research Agreements with Hebrew University and Oxford, we established research facilities at the Hebrew University and Oxford, in which the development and testing of new cannabinoids designed and synthesized at the Hebrew University will be facilitated.

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

Stanford License Agreement

The license agreement with Stanford University covering α7nAChR was terminated effective November 23, 2024. After a careful review of the Company’s intellectual property portfolio as part of the Company’s ongoing strategic review process, the Company decided to move in a different direction and returned the intellectual property to Stanford University.

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

Kinexum Agreement

On September 9, 2021, we entered into a contract with Kinexum in the ordinary course of business (the “MSA”). Pursuant to the MSA, Kinexum will provide assistance to us in connection with the Conditional Marketing Authorisation (CMA) and Marketing Approval Application (MAA) which we previously planned to submit to the MHRA in connection with our previously planned use of adalimumab to treat progressive early-stage Dupuytren’s disease. The MSA expired on September 9, 2024.

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

On January 10, 2024, and effective on January 1, 2024, the Company entered into a Third Amendment to Consulting Agreement with Lawrence Steinman. Pursuant to the amendment, Dr. Steinman, effective as of January 1, 2024, agreed to a reduction of his base salary set forth in his consulting agreement by 100%, to $0 per year, with the amount of such salary reduction ($18,750 per month or $225,000 per year), accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety. On May 7, 2024, the Company and Dr. Steinman entered into the Fourth Amendment to Consulting Agreement whereby the Company agreed to pay Dr. Steinman as a regular member of the Board, and Dr. Steinman agreed to release and forgive the Company from any accrued and unpaid fees.

Dr. Steinman is currently a Board member of the Company, and receives compensation of $50,000 per annum in connection with this role. He does not receive any additional compensation from the Company.

Recent Events

Warrant Inducement Agreement and Related Transactions

On October 16, 2024, we entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of warrants to purchase 950,069 shares of common stock of the Company (the “Exercised Warrants”), pursuant to which the Holder agreed to exercise for cash the Exercised Warrants at an exercise price of $3.48 per share ($0.25 greater than the $3.23 per share exercise price of such Exercised Warrants) during the period from the date of the Inducement Agreement until 1:15 p.m., Eastern Time, on October 16, 2024. On October 16 and 17, 2024, the Exercised Warrants were exercised in full for cash by the Holder and the Company received $3,306,240 before deducting financial advisory fees and other expenses payable by us.

In consideration of the Holder’s agreement to exercise the Exercised Warrants in accordance with the Inducement Agreement, the Company agreed to issue new unregistered Warrants to Purchase Shares of Common Stock (the “Inducement Warrants”) to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the Exercised Warrants, i.e., warrants to purchase up to 1,900,138 shares of common stock (the “Inducement Warrant Shares”). The Inducement Warrants were immediately exercisable and have a term of exercise of five years.

The Company agreed in the Inducement Agreement to file a registration statement on Form S-1 to register the resale of the Inducement Warrant Shares upon exercise of the Inducement Warrants (the “Resale Registration Statement”) by November 15, 2024 (which deadline was met), and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the Commission within sixty (60) calendar days following the date of filing with the Commission (or ninety (90) calendar days following the date of filing with the Commission in the event of a ‘full review’ by the Commission) and to keep the Resale Registration Statement effective at all times until no holder of the Inducement Warrants owns any Inducement Warrants or Inducement Warrant Shares. In the event that the Company fails to timely deliver to the Holder the Inducement Warrant Shares without restrictive legends, the Company has agreed to pay certain liquidated damages to the Holder. The Resale Registration Statement was declared effective by the SEC within the timeline agreed to by the Company and no penalties were due.

The Company has used, and plans to continue to use, the net proceeds from these transactions to advance the commercialization of the Gaming Technology Platform, and for working capital, and other general corporate purposes.

The Inducement Warrants have an exercise price of $1.50 per share. The exercise price and the number of shares of common stock issuable upon exercise of each Inducement Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Inducement Warrants will be entitled to receive, upon exercise of the Inducement Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Inducement Warrants immediately prior to the fundamental transaction.

The Company may not affect the exercise of Inducement Warrants, and the applicable Holder will not be entitled to exercise any portion of any such Inducement Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder of such Inducement Warrant (together with its affiliates) to exceed 4.99% or 9.99%, as applicable, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such Inducement Warrants.

The Company engaged A.G.P./Alliance Global Partners (“A.G.P.”) to provide exclusive financial services in connection with the transactions summarized above and, pursuant to a Financial Advisory Agreement between the Company and A.G.P., paid A.G.P. a financial advisory fee of $232,000, and an alternative transaction fee of $100,000. In addition, we reimbursed A.G.P. for its accountable legal expenses in connection with the exercise of the Exercised Warrants and the issuance of the Inducement Warrants of $65,000 and $10,000 non-accountable expenses. In addition, we paid A.G.P. $29,923, half of the financial advisory fees due in connection with a December 2023 warrant inducement. As of the date of this Report, a total of $436,923 related to the aforementioned transaction has been paid to A.G.P and there is no balance outstanding.

Registered Direct and Concurrent Private Offering

On December 27, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors, including the Holder (the “Investors”). Pursuant to the terms of the SPA, the Company agreed to sell, in a registered direct offering, an aggregate of 1,200,000 shares (the “December 2024 Shares”) of the Company’s common stock and, in a concurrent private placement, warrants (the “December 2024 Warrants”) to purchase up to 1,200,000 shares of common stock (the shares of common stock issuable upon exercise of the December 2024 Warrants, the “December 2024 Warrant Shares”). The combined purchase price per December 2024 Share and December 2024 Warrant was $2.41. The offerings closed on December 30, 2024.

The December 2024 Warrants were immediately exercisable on their grant date at an exercise price of $2.28 per share and expire five and a half years following the initial exercise date.

Pursuant to a placement agency agreement (the “Placement Agency Agreement”) dated as of December 27, 2024, between the Company and Maxim Group LLC (the “Placement Agent”), the Company engaged the Placement Agent to act as the Company’s sole placement agent in connection with the registered direct offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee equal to seven percent (7.0%) of the gross proceeds received by the Company from the sale of the December 2024 Shares and December 2024 Warrants and to reimburse the Placement Agent for certain of its expenses in an aggregate amount of $50,000. The Placement Agency Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Placement Agent, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions.

The Company agreed to file a registration statement under the Securities Act with the SEC, covering the resale of the December 2024 Warrant Shares within 30 calendar days following the date of the SPA, which has been filed to date, and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC within 91 days following the closing of the offerings, which was declared effective timely.

The net proceeds to the Company from the registered direct offering and concurrent private placement, after deducting the placement agent’s fees and expenses and the Company’s offering expenses were approximately $2.6 million. The Company intends to use the net proceeds from the transactions for working capital and general corporate purposes, which may include operationalizing and developing the Gaming Technology Platform and capital expenditures.

The December 2024 Shares (but not the December 2024 Warrants or the December 2024 Warrant Shares) were offered and sold by the Company pursuant to a prospectus supplement, dated as of December 30, 2024, which was filed with the SEC in connection with a takedown from the Company’s effective shelf registration statement on Form S-3, which was initially filed with the SEC on June 3, 2022, and subsequently declared effective on June 24, 2024 (File No. 333-265416).

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary elements of our product candidates, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights. We have sought, and will continue to seek, patent protection in the U.S., U.K., Europe and other countries for our proprietary technologies. The Company and its partners hold patents for both of the two remaining biotechnology related assets:  ATNF and SCA.

With respect to the ATNF related intellectual property, we are currently involved with “five” patent families as follows:

1.	a patent family owned by Oxford University Innovations (OUI) relating to treating Dupuytren’s Disease with a Tumor Necrosis Factor (TNF) Alpha Antagonist which is licensed to the Company;

2.	a patent family owned by the Kennedy Trust for Rheumatology Research relating to Preventing Post-Operative Cognitive Decline (POCD) by administering a TNF Alpha Antagonist during surgery which is licensed to the Company;

3.	a patent family owned by the Company relating to a pre-filled syringe for treating early stage Dupuytren’s Disease with adalimumab or infliximab;

4.	a patent family owned by the Company relating to use of an IL-33 Antagonist to treat a localized fibrotic disorder such as early stage Dupuytren’s Disease; and

5.	a patent family owned by the Company relating to use of a TNF Alpha Antagonist to treat a localized fibrotic disorder such as early stage Dupuytren’s Disease.

For the second biotechnology related asset, SCA, this patent portfolio consists of one patent family that has entered national stage in Australia, Canada, Europe, Israel, Japan, Korea, Mexico, and USA. All patent applications are pending, and no substantial examination has started in any jurisdiction. In all jurisdictions, at this point, the claims of the applications are directed to novel SCAs and methods for their preparation, compositions comprising them and uses thereof in the treatment of inflammation and/or pain and/or obesity.

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

In September 2024, the Company acquired valuable intellectual property from Elray, consisting of proprietary gaming technology and specialized operational know-how. While this intellectual property is not protected through patents, it remains safeguarded through trade secrets and proprietary operating knowledge, ensuring that the competitive advantage derived from Elray’s innovations remains secure. The acquired intellectual property encompasses critical insights, algorithms, and operational knowledge.

180LS’ Research, Development and License Agreements

180LS has entered into research and licensing agreements with various parties, including the Hebrew University of Jerusalem and Oxford. For information regarding these agreements, see “Material Agreements”, above.

Competition

iGaming Competition

The global iGaming business is highly competitive, driven by rapid technological advancements and the increasing demand for digital entertainment from customers globally, particularly in the mobile format. Major players in the industry compete by offering innovative platforms, diverse game selections, and enticing promotional offers (with correspondingly high customer acquisition costs). The proliferation of mobile gaming and live dealer options has added an extra layer of differentiation, as companies strive to create immersive and user-friendly experiences. Additionally, localization strategies are critical, with operators tailoring games and marketing to suit the preferences and regulatory requirements of specific regions, such as Europe, North America, and emerging markets like Asia and Latin America where much of the growth in iGaming is taking place. As new entrants continually join the market, the competition is further intensified by startups leveraging blockchain technology and cryptocurrency, offering transparency and unique features to attract tech-savvy users and a growing customer base that prefers to transact using cryptocurrencies.

The iGaming industry faces certain external challenges that impact competition, including increasingly complex regulatory environments and shifting consumer preferences. Both B2B and B2C operators must navigate complex licensing and compliance requirements, which vary significantly across jurisdictions, often leading to additional costs and operational hurdles. Furthermore, maintaining customer loyalty in an oversaturated market is increasingly difficult, pushing companies to invest heavily in loyalty programs, responsible gaming initiatives, and cutting-edge technology like artificial intelligence for personalized gaming experiences.

Management feels that the Company is very well placed in this competitive environment. Specifically, we believe that there are four key features of the Company and its Gaming Technology Platform that management believes offer a competitive advantage:

1. Full cryptocurrency capability – The Gaming Technology Platform recently acquired by the Company offers full cryptocurrency capability supported by blockchain technology. Management believes this to be a key focus area for gaming participants, one where potential customers have increasing interest and engagement;

2. Player management and loyalty – As noted above, maintaining customer loyalty is critical in a very competitive market. The Company believes that its technology will allow for “best in class” player engagement, potentially increasing customer value versus customer acquisition cost;

3. Unique content – The Company is currently in early conversations with multiple unique content production and distribution companies in the iGaming sector. If agreements are reached with one or more of such entities (including but not limited to joint-ventures, acquisitions, mergers and various partnerships), the Company believes that this will provide a significant competitive advantage if the Company were to ultimately launch a B2C focused business. The Company hopes to be able to leverage the Gaming Technology Platform to provide potential clients with highly unique, iGaming related content, thus reducing customer acquisition cost and increasing customer lifetime value; and

4. M&A and industry expertise – Management of the Company believes that the management and shareholders of the Company provide a unique blend of capital markets expertise related to negotiating, structuring and executing M&A transactions, plus unique industry knowledge through the involvement of experienced industry executives. Management believes this provides the Company with access to diverse and unique relationships, leading to potential acquisition and partnership opportunities. When combined with M&A expertise, management believes that the Company has a distinct competitive advantage relative to certain peers.

In terms of opportunity, cryptocurrency iGaming casinos have gained significant traction globally, which management believes presents a major opportunity for the Company given the cryptocurrency focus of the Gaming Technology Platform.

Life Science Competition

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

Government Regulation

iGaming Governmental Regulation

The global iGaming (online casino) industry has experienced exponential growth, driven by increased internet penetration, the popularity of mobile gaming, and the rising adoption of cryptocurrency-based transactions. However, as the sector has expanded, regulatory frameworks worldwide have evolved to address concerns related to responsible gaming, anti-money laundering (AML), data privacy, and player protection. Various jurisdictions have adopted differing approaches, with some fostering innovation while others impose restrictive or protectionist policies. The following is a summary of key iGaming jurisdictions and the evolving regulatory regime in such jurisdictions. By review of such jurisdictions, the Company is not indicating that it is, or is necessarily intending to, operate in such jurisdiction. The Company continues to evaluate potential licensing jurisdictions.

1. Europe: Mature and Evolving Regulatory Regimes

a) United Kingdom (UK)

The UK Gambling Commission (UKGC) remains one of the most stringent regulatory bodies globally, overseeing remote gaming operators. Regulations in the UK include:

●	Mandatory adherence to anti-money laundering (AML) and know-your-customer (KYC) protocols.

●	Stringent responsible gambling measures, including affordability checks and limits.

●	A 21% remote gaming duty applied to gross gaming revenue (GGR).

●	Recent Developments:

○	The UK Gambling Act 2005 is under reform, with proposals for affordability checks, maximum stake limits, and tighter controls on online slot games.

○	The anticipated 2025 White Paper Implementation is expected to introduce stricter advertising regulations and enhanced player protections.

b) Malta

Malta, regulated by the Malta Gaming Authority (MGA), is a hub for European and global iGaming operators and is considered a high-quality regime for iGaming licensing. The MGA licenses operators offering B2B and B2C services across Europe under a multi-license framework.

●	Recent Developments:

○	In 2024, Malta amended its Gaming Act to enhance AML compliance and introduce stricter oversight for B2B suppliers.

○	The MGA introduced a voluntary code for responsible gambling and is enhancing oversight of player data protection.

c) Germany

Germany implemented its Interstate Treaty on Gambling (Glücksspielstaatsvertrag 2021) in July 2021, opening the market to licensed operators but imposing:

●	A 5.3% tax on stakes for online slots and poker.

●	Strict advertising restrictions and deposit limits (€1,000 monthly limit per player).

●	Challenges: The slow approval process for licenses and a complex regulatory environment have deterred some operators.

d) Netherlands

The Dutch Remote Gambling Act (KOA) came into effect in October 2021, allowing online operators to apply for licenses through the Kansspelautoriteit (KSA).

●	Recent Developments:

○	Introduction of enhanced advertising restrictions in 2023 to protect vulnerable players.

○	Stricter KYC and AML compliance requirements imposed following concerns raised about potential money laundering risks.

2. United States: State-Level Expansion with Varied Regulatory Approaches

The United States has seen rapid expansion of online gambling following the repeal of PASPA (Professional and Amateur Sports Protection Act) in 2018. However, regulation remains fragmented at the state level, with wide variances between states in terms of permitted wagering activities, enforcement mechanisms and penalties and rate of regulatory change.

a) New Jersey

New Jersey remains the most mature iGaming market in the U.S., with online casinos regulated by the New Jersey Division of Gaming Enforcement (DGE).

●	Operators must partner with licensed land-based casinos to offer online services.

●	Strong AML and KYC compliance standards, with regular audits conducted by the DGE.

b) Michigan

Michigan legalized online casinos and sports betting in 2021. The Michigan Gaming Control Board (MGCB) oversees operators.

●	Online gambling contributes significantly to state revenue, with a 20-28% tax rate on iGaming revenue.

●	Recent Developments:

○	Focus on strengthening data privacy measures and enhancing responsible gambling standards.

c) Pennsylvania

Pennsylvania’s iGaming sector, regulated by the Pennsylvania Gaming Control Board (PGCB), imposes:

●	A 54% tax on online slots and a 16% tax on online poker and table games.

●	Stringent compliance checks and responsible gambling standards.

d) Emerging States

States such as Connecticut, West Virginia, and Delaware have legalized online casinos, while others, including New York and Illinois, are considering legislation to open their markets to iGaming.

3. Canada: Provincial Autonomy with Growing iGaming Adoption

Canada regulates iGaming at the provincial level, allowing provinces to license and regulate online operators.

a) Ontario

Ontario launched a fully regulated iGaming market in April 2022 through iGaming Ontario (iGO), a subsidiary of the Alcohol and Gaming Commission of Ontario (AGCO).

●	Ontario allows private operators to enter the market, subject to meeting strict regulatory standards.

●	As of Q1 2025, Ontario’s market has over 70 licensed operators, generating significant tax revenue and offering a competitive market environment.

b) Other Provinces

●	British Columbia (BCLC), Alberta (AGLC), and Quebec (Loto-Québec) continue to operate provincially regulated platforms.

●	There is increasing pressure on other provinces to follow Ontario’s lead by opening their markets to private operators.

c) Recent Developments

●	Discussions are underway regarding a potential federal framework for harmonizing standards across provinces.

●	Concerns about responsible gambling and AML compliance have led to proposed revisions in KYC protocols and player protection measures.

4. Asia: Rapid Growth Amid Regulatory Uncertainty

Asia remains a high-growth region for iGaming, but regulatory frameworks vary significantly between jurisdictions, ranging from outright illegal, to “grey markets (not legal but tolerated) and fully legal markets.

a) Philippines

The Philippines is one of Asia’s most prominent regulated iGaming markets, overseen by the Philippine Amusement and Gaming Corporation (PAGCOR).

●	PAGCOR licenses Philippine Offshore Gaming Operators (POGOs), offering services to offshore markets.

●	Regulatory Challenges:

○	Ongoing crackdowns on illegal operators and increased scrutiny on AML compliance.

○	POGOs face increasing regulatory pressure and may see stricter oversight in 2025.

b) Macau

Macau maintains a monopoly on land-based gaming but has historically been resistant to iGaming.

●	Recent Developments:

○	Macau authorities are exploring potential regulatory frameworks to allow limited online gaming in response to declining land-based revenues.

○	Strict AML compliance measures are likely to be a focal point of any future legislation.

c) India

India’s regulatory environment is fragmented, with states allowed to regulate or ban online gambling.

●	Sikkim and Nagaland have regulated online casinos, but the majority of states have yet to establish a legal framework.

●	Recent Developments:

○	The Indian government has indicated interest in establishing a national regulatory framework for online gambling, which could unlock significant market potential.

d) Japan and South Korea

●	Japan: Discussions are underway about allowing online casinos to complement the Integrated Resort (IR) developments. However, iGaming remains largely prohibited although there are a number of grey market operators.

●	South Korea: Online gambling is heavily restricted, with only a limited number of domestic platforms allowed to operate.

Conclusion: Key Trends and Evolving Regulatory Outlook

1.	Focus on Responsible Gambling and AML Compliance

Global regulators are increasingly emphasizing responsible gambling, imposing affordability checks, and enhancing AML frameworks.

2.	Increased Regulatory Scrutiny and Licensing Requirements

Jurisdictions such as the UK, Ontario, and New Jersey are strengthening compliance requirements, leading to higher costs for operators but improved market integrity.

3.	Emerging Jurisdictions and Market Expansion

As U.S. states and Asian countries explore regulated frameworks, market growth opportunities are increasing, albeit with accompanying regulatory complexity.

4.	Rise of Crypto and Blockchain in iGaming

The integration of cryptocurrencies and blockchain technology presents both regulatory challenges and opportunities, with increased focus on fraud prevention and enhanced KYC requirements.

5.	Convergence of Land-Based and Online Operations

As more land-based operators expand into online channels, regulators are adapting frameworks to ensure cohesive oversight.

As the iGaming industry continues to grow, a balance between innovation and regulation will be key to maintaining player trust, safeguarding markets, and preventing exploitation.

Life Sciences Government Regulation

We have not held any meetings with, and no applications or requests for approval have been submitted to, the U.S. Food and Drug Administration (“FDA”) for any indications or products under the anti-TNF platform, and do not have any plans to do so at this time.

Employees and Human Capital Management

As of March 25, 2025, we and our subsidiaries had one full-time contractor, (the Chief Executive Officer), one part-time contractor (the Chief Accounting Officer) and one part-time medical research contractor. One of these consultants is located in the U.K., one in Canada, and one in the U.S.

In addition, we employ a limited number of part-time employees on a temporary basis as needed, as well as scientific advisors, consultants and service providers, mainly through academic institutions and contract research organizations.

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

Business Combination

On July 25, 2019, we entered into a Business Combination Agreement (as amended from time to time, the “Business Combination Agreement”), with KBL Merger Sub, Inc. (“Merger Sub”), 180 Life Corp. (f/k/a 180 Life Sciences Corp.) (“180”), Katexco Pharmaceuticals Corp. (“Katexco”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), 180 Therapeutics L.P. (“180 LP” and together with Katexco and CBR Pharma, the “180 Subsidiaries” and, together with 180 Life Sciences Corp., the “180 Parties”), and Lawrence Pemble, in his capacity as representative of the stockholders of the 180 Parties (the “Stockholder Representative”). The business combination described in the Business Combination Agreement (the “Business Combination”), closed and became effective on November 6, 2020 (the “Combination Closing”). Pursuant to the Business Combination Agreement, among other things, Merger Sub merged with and into 180, with 180 continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). In connection with, and prior to, the Combination Closing, 180 Life Sciences Corp. filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp., and our company (which was known as of our entry into the Business Combination as KBL Merger Corp. IV, changed our name to 180 Life Sciences Corp.).

180 was incorporated in Delaware on January 28, 2019. Prior to the Combination Closing of the Business Combination, 180 operated through three subsidiaries: 180 LP, a Delaware limited partnership formed on September 6, 2013; Katexco, a company incorporated in British Columbia, Canada on March 7, 2018; and CBR Pharma, a company incorporated in British Columbia, Canada on March 8, 2018.

In July 2019, 180 and each of 180 LP, Katexco and CBR Pharma completed a corporate restructuring, pursuant to which 180 LP, Katexco and CBR Pharma became wholly-owned subsidiaries of 180LS (the “Reorganization”). The corporate restructuring arrangements with respect to Katexco and CBR Pharma were completed under the Business Corporations Act (British Columbia).

On November 6, 2020 (the “Combination Closing Date”), we consummated the Business Combination following a special meeting of stockholders held on November 5, 2020, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt the Business Combination. Pursuant to the Business Combination Agreement, among other things, Merger Sub merged with and into 180, with 180 continuing as the surviving entity and as a wholly-owned subsidiary of the Company. The Merger became effective on November 6, 2020 (such time, the “Effective Time”, and the closing of the Merger being referred to herein as the “Combination Closing”). In connection with, and prior to, the Combination Closing, 180 filed a Certificate of Amendment of its Certificate of Incorporation in Delaware to change its name to 180 Life Corp. and KBL Merger Corp. IV changed its name to 180 Life Sciences Corp.

At the Effective Time, each share of 180 common stock issued and outstanding prior to the Effective Time was automatically converted into the right to receive approximately 0.44310 shares of the common stock, par value $0.0001 per share, of the Company (such shares of common stock issuable to the common stockholders of 180 pursuant to the Business Combination Agreement, the “Merger Consideration Shares”). An aggregate of 46,039 shares of common stock have been issued to date to the common stockholders of 180 as Merger Consideration Shares, including the Escrow Shares (as defined below). Also at the Effective Time, each share underlying the 180 preferred stock issued and outstanding prior to the Effective Time was converted into the right to receive one Class C Special Voting Share of the Company, or one Class K Special Voting Share of the Company, as applicable (such shares, the “Special Voting Shares”). The Special Voting Shares entitled the holder thereof to an aggregate number of votes, on any particular matter, proposition or question, equal to the number of Exchangeable Shares (as defined below) of each of CannBioRex Purchaseco ULC and Katexco Purchaseco ULC, Canadian subsidiaries of 180, respectively, that are outstanding from time to time.

As a result of the Merger, the existing exchangeable shares (collectively, the “Exchangeable Shares”) of CannBioRex Purchaseco ULC and/or Katexco Purchaseco ULC were adjusted in accordance with the share provisions in the articles of CannBioRex Purchaseco ULC or Katexco Purchaseco ULC, as applicable, governing the Exchangeable Shares such that they were multiplied by the exchange ratio for the Merger and became exchangeable into shares of common stock. The Exchangeable Shares entitled the holders to dividends and other rights that are substantially economically equivalent to those of holders of common stock, and holders of Exchangeable Shares have the right to vote at meetings of the stockholders of the Company. All of the Exchangeable Shares have subsequently been converted into common stock of the Company and no Exchangeable Shares are currently outstanding.

Pursuant to the Business Combination Agreement, 2,764 of the Merger Consideration Shares (such shares, the “Escrow Shares”) were deposited into an escrow account (the “Escrow Account”) to serve as security for, and the exclusive source of payment of, our indemnity rights under the Business Combination Agreement, all of which were planned to be released to the same stockholders 12 months following the Combination Closing of the Business Combination, but for a claim made by Dr. Krauss against these shares which is pending.

As a result of the Business Combination, the former stockholders of 180 became the controlling stockholders of the Company and 180 became a wholly-owned subsidiary of the Company. The Business Combination was accounted for as a reverse merger, whereby 180 is considered the acquirer for accounting and financial reporting purposes.

In connection with the Combination Closing, we withdrew $9,006,493 of funds from the Trust Account (as defined below) to fund the redemptions of 2,149 shares.

Corporate Structure

The chart below shows our current organizational structure. Note that the Company is currently evaluating and deactivating some inactive subsidiaries:

About Us

Our principal executive offices are located at 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, CA 94306, and our telephone number is (650) 285-2387. We maintain a website at www.180lifesciences.com. We have not incorporated by reference into this Report the information in, or that can be accessed through, our website, and you should not consider it to be a part of this Report.

Item 1A. Risk Factors.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

Risks Relating to Successfully Monetizing Existing Biotech IP

As we are no longer developing or conducting studies regarding our SCA asset and ATNF IP, we may not be able to successfully monetize such assets or intellectual property.

Risks Relating to Our Need For Additional Funding

●	Our current cash balance is only expected to be sufficient to fund our planned business operations until approximately December 2025 and we need additional capital which may not be available on commercially acceptable terms, if at all, or may cause dilution, which raises questions about our ability to continue as a going concern. Our accounts payable are significant, and we do not currently have sufficient funds to pay such accounts payable, all of which are past due.

●	We may not receive any additional amounts under our pre-merger directors’ and officers’ insurance policy in connection with certain litigation matters and may be forced to repay $2.57 million previously received.

Risks Relating to Our Planned Online Casino Operations

●	We have no operating history in the gaming industry. We may never become profitable or, if achieved, be able to sustain profitability. The online gaming industry is highly competitive, and competition within the global entertainment and gaming industries is intense, if the Company fails to compete effectively, it could experience price reductions, reduced margins or loss of revenues.

●	The Company will face the risk of fraud, theft, and cheating; we will be reliant on third-party gaming content for our games; we will rely on third party cloud service, electricity and infrastructure, providers, and such providers or services may encounter technical problems and service interruptions. The Company will face cyber security risks that could result in damage to the Company’s reputation and/or subject them to fines, payment of damages, lawsuits and restrictions on the Company’s use of data.

●	The product offerings of the Company must be approved in most regulated jurisdictions in which they are offered. Legislative and regulatory changes could negatively affect the business of the Company and the business of its customers.

●	A reduction in discretionary consumer spending, from an economic downturn or disruption of financial markets or other factors, could negatively impact the financial performance of the Company as it develops its iGaming business.

Risks Relating to Our Plans to Allow Players to Deposit and Withdraw Cryptocurrency

●	Bitcoin, Ethereum, Litecoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty. We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

●	Our digital asset holdings are expected to be less liquid and more volatile than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. The characteristics of crypto assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams; all of which may have an adverse effect on the market for, and regulation of, crypto assets, and our operations.

●	Incorrect or fraudulent digital asset transactions may be irreversible. The decentralized nature of crypto asset systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

Risks Related to Our Business Operations

●	Our results of operations may be adversely affected by fluctuations in currency values, inflation, and/or economic uncertainty.

●	We depend on our key personnel and our ability to attract and retain employees. Our officers and directors may have conflicts of interest.

●	We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.

Risks Relating to Our Life Sciences Operations

●	We may be unable to monetize our existing life science assets.

●	Our License Agreements with the University of Oxford and other licensors may be terminated in certain circumstances without our consent.

Risks Relating to Our Ineffective Disclosure Controls and Procedures

●	We have in the past, and may in the future, identify material weaknesses in our disclosure controls and procedures and internal control over financial reporting.

Risks Related to our Intellectual Property

●	We may not be able to adequately protect our future product candidates or our proprietary technology in the marketplace.

Risks Related to our Securities

●	We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future. Elray Resources, Inc., beneficially owns a significant percentage of our voting stock and as such exercises significant voting control over us, which limits other stockholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.

●	The exercise of the outstanding options and warrants, and the sale of common stock upon exercise thereof, may adversely affect the trading price of our securities.

General Risk Factors

●	Global economic conditions could materially adversely affect our business, results of operations, financial condition and growth.

●	Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches. Failure of our information technology systems, including cybersecurity attacks or other data security incidents, could significantly disrupt the operation of our business.

●	If we make any acquisitions, they may disrupt or have a negative impact on our business.

●	We also face other risks and uncertainties, including those described below.

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

Risks Relating to Our Need For Additional Funding

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

We are a clinical stage biotechnology company that is transitioning into the iGaming industry via the acquisition of the Gaming Technology Platform, which platform currently has no revenue. Thus, our business does not generate the cash necessary to finance our planned business operations. We will require significant additional capital to: (i) protect our intellectual property; (ii) attract and retain highly-qualified personnel; (iii) respond effectively to competitive pressures; and (iv) acquire complementary businesses or technologies.

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

As of December 31, 2024, we had an accumulated deficit of $141,523,344 and a working capital deficit of $1,636,486, and for the year ended December 31, 2024, a net loss of $6,168,177 and cash used in operating activities for the year ended December 31, 2024, of $1,480,567. As of March 24, 2025, we had cash on hand of approximately $3.8 million. The Company expects to invest a significant amount of capital to commercialize its iGaming assets and fund research and development. On September 29, 2024, the Company acquired certain source code and intellectual property relating to an online blockchain casino and plans to build and launch a fully operational casino operation as part of its future operations. The Company expects to invest a significant amount of capital to fund the development and operation of this business. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. As of March 24, 2025, we had cash on hand of approximately $3.8 million, including certain funds with certain restrictions on use (including, restrictions on repaying existing indebtedness) which we expect will last us until December 2025. Our Consolidated Financial Statements included herein have been prepared assuming we will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While we have raised funds in the past through debt and the sale of equity, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a monthly cash requirement of approximately $252,000. We believe that in the aggregate, we will require significant additional capital funding to support and expand our iGaming assets, the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

We may not receive any additional amounts under our pre-merger directors’ and officers’ insurance policy in connection with certain litigation matters and may be forced to repay $2.57 million previously received.

On June 29, 2022, AmTrust International Underwriters DAC (“AmTrust”), which was the premerger directors’ and officers’ insurance policy underwriter for KBL, filed a declaratory relief action against the Company in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking a declaration that AmTrust is not obligated to reimburse the Company for fees advanced by the Company to Dr. Marlene Krauss and George Hornig, former officer and directors of the Company, under the directors’ and officers’ insurance policy.

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

On August 4, 2023, the Court granted the Company’s request to file a second motion for partial summary judgment in the case, this one being on the issue of whether AmTrust should be required to advance to the Company the defense costs being incurred by Dr. Marlene Krauss and George Hornig during the pendency of the case. The Motion for Partial Summary Judgment was fully briefed by the parties, and a hearing for such Motion was held on January 11, 2024. After the matter was taken under submission, on February 12, 2024, the Court granted the Company’s Motion for Partial Summary Judgment against both AmTrust and Freedom, and ordered as follows: (a) AmTrust is obligated under its insurance policy with the Company to advance to the Company all defense costs in excess of the deductible that the Company has advanced, or will advance, to Dr. Krauss and Mr. Hornig in connection with certain SEC Subpoenas, and (b) upon exhaustion of the AmTrust insurance policy, Freedom is obligated to do the same pursuant to its excess liability insurance policy with the Company. This Order applies throughout the interim of the case, but does not constitute a final judgment, and both the Company and the two insurers retain their rights to contest all applicable issues at trial.

On April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company has advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $1.5 million after the payment of attorney’s fees. On May 9, 2024, AmTrust paid the Company $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, and the Company received $200,093 after the payment of attorney’s fees.

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

A trial on these matters is currently scheduled for May 12, 2025 and the Company and AmTrust are scheduling mediation on February 27, 2025. A final judgment following trial could potentially confirm these obligations of the insurers or, alternatively, reverse and require the Company to repay all or portions of such advance payments, including up to and including the $2.57 million advanced by AmTrust. There is no assurance at this time as to what the final judgment may entail, or whether settlement efforts will lead to a final conclusion which is acceptable to the Company or AmTrust.

While the Company continues to believe it has a strong case against AmTrust, there can be no assurance that the Company will prevail in this action. The final outcome of the litigation is unknown at this time and such final outcome could be materially adverse to the Company. In the event the Company were required to repay the $2.57 million advanced by AmTrust, it could materially adversely effect the Company’s ability to pay its expenses and its cash flows, significantly decrease the amount of funding available to support the Company’s business operations, force us to raise additional capital, which may be dilutive to existing stockholders, or force us to seek bankruptcy protection.

Additional funding may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.

We may not be able to obtain additional financing on terms favorable to us, if at all, including as a result of macroeconomic conditions such as a severe or prolonged economic downturn. Disruption, uncertainty or volatility in the capital markets could increase our cost of capital or limit our ability to raise funds needed to operate our business. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, inflation, economic downturn or uncertainty, monetary policies, failures of financial institutions, U.S. debt management concerns, tariffs, interest rates, and U.S. debt limit and budget disputes, including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. Current macroeconomic conditions have negatively impacted the U.S. banking sector, including for example, the recent closures and FDIC receiverships of Silicon Valley Bank and Signature Bank. Although we do not have any accounts at or business relationships with these banks, we may be negatively impacted by other disruptions to the U.S. banking system caused by these or similar developments.

 Our accounts payable are significant, and we do not currently have sufficient funds to pay such accounts payable, all of which are past due.

We do not currently have adequate cash on hand, and do not expect to generate revenues, sufficient to pay down our significant accounts payable balance, which is currently approximately $2.6 million, all of which is past due as of the date of this Report. While we are actively working with creditors to attempt to satisfy amounts owed in shares of common stock, the issuance of which may cause dilution to existing stockholders, there can be no assurance that such creditors will agree to accept equity in lieu of cash. Such creditors may in the future exercise remedies, including suing the Company for nonpayment or attempting to force the Company into receivership. Creditor litigation may be costly and resource intensive, which could deplete our already limited available cash and/or force us to raise additional funding, which may be dilutive to existing stockholders or seek bankruptcy protection. In the event of a bankruptcy proceeding or insolvency, or restructuring of our capital structure, holders of the Company’s common stock could suffer a total loss of their investment.

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

The Company plans to begin operating in the global gaming industry and is targeting the second quarter of 2025. The users of the Company’s planned online casino offering will face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well established and may be perceived by users to offer greater variety, affordability, interactivity and enjoyment. The Company’s planned products and services will compete with these other forms of entertainment for the discretionary time and income of end users. If we are unable to sustain sufficient interest in the Company’s planned products, services and offerings in comparison to other forms of entertainment, including new forms of entertainment, the Company’s business model may not be viable.

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

We will be reliant on third-party gaming content for our games.

We expect to be reliant on third-parties for our gaming content and to have no control over the providers of our content. Our business could be adversely affected if our access to games is limited or delayed.

We expect that in the future our access to gaming content will be controlled by one or a small number of entities, who, if they work together, could materially limit our access to games and other content and available providers may not choose to license games to us. Our business may be adversely affected if our access to games is limited or delayed because of deterioration in our relationships with one or more of these providers or if they choose not to license to us for any other reason.

Even if we are able to secure rights to gaming content from providers or creators, external groups may object and may exert pressure on third parties to discontinue licensing rights to us, hold back content from us, or increase content fees. Content providers also may attempt to take advantage of their market power to demand onerous financial terms from us. If any of these content providers were to not enter into contracts with us, or renew contracts at their expiration, fail to meet their contractual obligations, or cease operations for any reason, and if no suitable alternative providers were available, we could be unable to operate our planned gaming platform. Our inability to retain such third-party providers or find suitable alternate providers in a timely manner could lead to significant costs and disruptions that could prevent us from generating revenues, reduce our future revenue, harm our business reputation, and have a material adverse effect on our financial condition and results of operations.

The cost of gaming content may be material and may be greater than our revenues, resulting in future net losses.

To the extent that we are unable to license a large amount of content or the content of certain popular games, our business, operating results, and financial condition could be materially harmed.

The Company will rely on third party cloud services and such providers or services may encounter technical problems and service interruptions.

The Company expects to host its future services on a combination of proprietary and cloud servers. Such servers have in the past and may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. The Company will not have control over the operations of the facilities or infrastructure of the third-party service providers that they use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. We expect that the continuing and uninterrupted performance of the Company’s platform will be critical to our success. The Company may experience interruptions, delays and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of the Company’s users. Since our platform’s continuing and uninterrupted performance is expected to be critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the Company expands, and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings. Any of the above circumstances or events may harm our reputation, reduce the availability or usage of our platform, lead to a significant loss of revenue, increase our costs, and impair our ability to attract new customers, any of which could adversely affect our business, financial condition, and results of operations.

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

The Company and its planned products are, and will be, subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which we do business and our planned products are used. Such entities currently block direct access to wagering on websites from jurisdictions in which they do not have a license to operate through IP address filtering. Individuals are required to enter their age upon gaining access to their platforms and any misrepresentation of such users age will result in the forfeiting of his or her deposit and any withdrawals from such users account requires proof of government issued identification. In addition, payment service providers use their own identity and internet service provider (ISP) verification software. Despite all such measures, it is conceivable that a user, underage, or otherwise could devise a way to evade the Company’s blocking measures and access its website from the United States or any other foreign jurisdiction in which the Company is not then permitted to operate.

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

Gaming and other leisure activities that the Company plans to offer represent discretionary expenditures and players’ participation in those activities may decline if discretionary consumer spending declines, including during economic downturns, when consumers generally earn less disposable income. Changes in discretionary consumer spending or consumer preferences are driven by factors beyond the Company’s control, such as:

●	perceived or actual general economic conditions;

●	fears of recession and changes in consumer confidence in the economy;

●	high energy, fuel and other commodity costs;

●	tariffs and unemployment;

●	the potential for bank failures or other financial crises;

●	a soft job market;

●	an actual or perceived decrease in disposable consumer income and wealth;

●	increases in taxes, including gaming taxes or fees; and

●	terrorist attacks or other global events.

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

Risks Relating to Our Plans to Allow Players to Deposit and Withdraw Cryptocurrency

Bitcoin, Ethereum, Litecoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

As described in greater detail above under “Item 1. Business—Our Company— Planned iGaming Casino Operations—D. B2B Focus: Blockchain-Enabled Technology Platform”, we plan to initially offer waging in only bitcoin, Ethereum, and Litecoin. In the future, we may also allow wagering in fiat, provided that we do not plan to offer the ability to withdraw a different type of cryptocurrency or currency than deposited or to exchange between cryptocurrencies or currencies. Wagers and payouts will be made only with the same cryptocurrency. For example, if a user places a wager in Ethereum, they can only win additional Ethereum and will only be able to withdraw Ethereum upon the settlement of any wager.

Bitcoin, Ethereum, Litecoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin, Ethereum, Litecoin and other digital assets.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin, Ethereum, Litecoin and other digital assets or the ability of individuals or institutions such as us to own or transfer bitcoin, Ethereum, Litecoin and other digital assets. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023, became law. Additionally, acting Chairman of the SEC, Mark T. Uyeda, in January 2025, launched a cryptocurrency task force to develop “a comprehensive and clear regulatory framework” for cryptocurrency assets and in January 2025, President Trump issued an Executive Order setting forth five high-level policy objectives: (1) protecting the lawful use of blockchain networks, participation in mining and validation, and self-custody of digital assets without unlawful censorship; (2) promoting dollar-backed stablecoins; (3) ensuring fair and open access to banking services; (4) providing “regulatory clarity” for digital assets based on “well-defined jurisdictional regulatory boundaries;” and (5) prohibiting Central Bank Digital Currencies (“CBDC”). Subsequently, on March 6, 2025, President Trump signed an Executive Order establishing a Strategic Bitcoin Reserve, as well as a Digital Asset Stockpile, which will consist of other forms of digital currency forfeited to the federal government as part of criminal or civil proceedings.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin, Ethereum, Litecoin and other digital assets and therefore the value of our assets, and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a digital assets iGaming strategy are relatively novel and may create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin, Ethereum, Litecoin and other digital assets in particular, may also impact the price of such digital assets and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin, Ethereum, Litecoin and other digital assets may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, Ethereum, Litecoin and other digital assets, institutional demand for such digital assets as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for such digital assets as a means of payment, and the availability and popularity of alternatives to bitcoin, Ethereum, Litecoin and other digital assets. Even if growth in adoption of digital assets occurs in the near or medium-term, there is no assurance bitcoin, Ethereum, Litecoin and other digital assets usage will continue to grow over the long-term.

Because bitcoin, Ethereum, Litecoin and other digital assets have no physical existence beyond the record of transactions on the blockchain, a variety of technical factors related to the blockchain could also impact the price of bitcoin, Ethereum, Litecoin and other digital assets. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of digital asset transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the blockchain and negatively affect the price of bitcoin, Ethereum, Litecoin and other digital assets. The liquidity of bitcoin, Ethereum, Litecoin and other digital assets may also be reduced and damage to the public perception of bitcoin, Ethereum, Litecoin and other digital assets may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, Ethereum, Litecoin and other digital assets, provide digital asset-related services or accept digital assets as payment, which could also decrease the price of digital assets. Similarly, the open-source nature of the bitcoin blockchain means the contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the bitcoin blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin and/or other digital assets.

Recent actions by U.S. banking regulators have reduced the ability of bitcoin-related services providers to gain access to banking services and liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Regulatory change reclassifying bitcoin or other digital assets as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin, Ethereum, Litecoin and other digital assets and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Report. We also do not plan to be an “investment company” or to register under the 1940 Act following the date of this Report.

While senior SEC officials have previously stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act in the future, if the portion of our assets consists of investments in bitcoins (or other digital assets) exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We plan to monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin or other digital assets are determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoins (or other digital assets) that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoins (or other digital assets) that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoins (or other digital assets) at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin or other digital assets are determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin (or other digital assets) and in turn adversely affect the market price of our common stock.

A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a certain degree of uncertainty and if we are unable to properly characterize a crypto asset, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

Given the complexity of the crypto assets in the market, if we are unable to properly characterize a crypto asset, we may be subject to regulatory scrutiny and inquiries. It is possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that bitcoin or Ethereum are securities (in their current form). Despite the conclusions we may draw based on our risk-based assessment regarding the likelihood of a particular crypto asset, all other crypto assets may be considered a ‘security’ under applicable laws.

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.”

The classification of a crypto asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a crypto asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

We plan to put into place procedures to analyze whether crypto assets that we plan to allow users to bet with could be deemed to be a “security” under applicable laws. Our policies and procedures are not expected to constitute a legal standard, but rather to represent a framework for our analysis, which will permit us to make a risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. The risk-based assessments made by the Company are not a legal standard or binding on any regulatory body or court. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that a crypto asset supported on our platform is a “security” under applicable laws. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.

There can be no assurances that we will properly characterize any given crypto asset as a security or non-security for purposes of determining whether our platform will support such crypto asset, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, state or foreign regulatory authority, or a court were to determine that a supported crypto asset is a security, we may be subject to further additional compliance requirements and/or may be unable to offer customers the right to bet in such digital asset. In addition, we could be subject to judicial or administrative sanctions, which could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Furthermore, if we remove any digital assets from our platform in the future, our decision may be unpopular with users and may reduce our ability to attract and retain customers.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin and other digital assets. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin and other digital assets or the ability of individuals or institutions such as us to own or transfer bitcoin and other digital assets. For examples, see “— Bitcoin, Ethereum, Litecoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” above.

If bitcoin or other digital assets are determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and such other digital assets, the value of our assets, and in turn adversely affect the market price of our common stock. See “— Regulatory change reclassifying bitcoin or other digital assets as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin, Ethereum, Litecoin and other digital assets and the market price of our common stock” above. Moreover, the risks of us engaging in the digital asset iGaming industry create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

In the event we hold digital assets, such holdings are expected to be less liquid and more volatile than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto currency markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin or other digital assets at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin and other digital assets we hold with our custodians and transact with our trade execution partners do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin and other digital assets or otherwise generate funds using our bitcoin and other digital holdings, including in particular during times of market instability or when the price of bitcoin (or certain other digital assets) has declined significantly. If we are unable to sell our bitcoin and other digital assets, enter into additional capital raising transactions using bitcoin or our other digital holdings as collateral, or otherwise generate funds using our digital asset holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin and other digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin or other digital assets and our financial condition and results of operations could be materially adversely affected.

Substantially all of the bitcoin and other digital assets we plan to own are expected to be held in custody accounts at U.S.-based institutional-grade digital asset custodians, or equivalent international institutional-grade digital asset custodians in developed jurisdictions. Security breaches and cyberattacks will be of particular concern with respect to our bitcoin and digital asset holdings. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our bitcoin or other digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin or other digital assets;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the bitcoin or other digital assets network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin and other digital assets, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

Intellectual property rights claims may adversely affect the operation of some or all crypto asset networks.

Third parties may assert intellectual property claims relating to the holding and transfer of crypto assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all crypto asset networks’ long-term viability or the ability of end-users to hold and transfer crypto assets may adversely affect an investment in us. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing some or all crypto asset networks or holding or transferring their crypto assets. As a result, an intellectual property claim against us or other large crypto asset network participants could adversely affect an investment in us.

The impact of geopolitical and economic events on the supply and demand for crypto assets, including bitcoin, is uncertain.

Geopolitical crises may motivate large-scale purchases of bitcoin and other crypto assets, which could increase the price of bitcoin and other crypto assets rapidly, for example, President Trump recently signed an Executive Order establishing a Strategic Bitcoin Reserve, as well as a Digital Asset Stockpile, which will consist of other forms of digital currency forfeited to the federal government as part of criminal or civil proceedings. Each of these may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar, although not identical, to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, bitcoin, which is relatively new, is subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in securities. Political or economic crises may motivate large-scale acquisitions or sales of bitcoin either globally or locally. Such events could have a material adverse effect on our business, prospects or operations and the value of any bitcoin we hold.

The characteristics of crypto assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams; all of which may have an adverse effect on the market for, and regulation of, crypto assets, and our operations.

Digital currencies and the digital currency industry are relatively new and, in many cases, lightly regulated or largely unregulated. Some types of digital currency have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital currency transactions and encryption technology that anonymizes these transactions, that make digital currency particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion and ransomware scams. Two prominent examples of marketplaces that accepted digital currency payments for illegal activities include Silk Road, an online marketplace on the dark web that, among other things, facilitated the sale of illegal drugs and forged legal documents using digital currencies and AlphaBay, another darknet market that utilized digital currencies to hide the locations of its servers and identities of its users. Both of these marketplaces were investigated and closed by U.S. law enforcement authorities. U.S. regulators, including the SEC, Commodity Futures Trading Commission, and Federal Trade Commission, as well as non-U.S. regulators, have taken legal action against persons alleged to be engaged in Ponzi schemes and other fraudulent schemes involving digital currencies. In addition, in July 2021, the Federal Bureau of Investigation noted the increasing use of digital currency in various ransomware scams.

While we expect that our risk management and compliance framework, which is planned to include thorough reviews as part of our due diligence process (either in connection with onboarding new customers or monitoring existing customers), will be reasonably designed to detect any such illicit activities conducted by our customers, we may not be able to detect any such illegal activity in all instances. Because the speed, irreversibility and anonymity of certain digital currency transactions make them more difficult to track, fraudulent transactions may be more likely to occur, we or our potential banking counterparties may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. Future negative perceptions regarding digital currencies as a result of the above, or future governmental regulation, may have an adverse effect on the market for, and regulation of, crypto assets, and our operations.

Incorrect or fraudulent digital asset transactions may be irreversible.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the digital assets from the transaction. In theory, digital asset transactions may be reversible with the control or consent of a majority of the processing power on the network, however, we do not expect that we could in the future, possess sufficient processing power to effect this reversal, nor is it likely that sufficient consensus on the relevant network could or would be achieved to enable such a reversal. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of digital assets or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our digital assets could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. In the past, hackers have successfully employed a social engineering attack against certain service providers and misappropriated digital assets. To the extent that we are unable to recover our losses from such action, error or theft, such events could result in significant losses, hurt our brand and reputation, and adversely impact our business.

The decentralized nature of crypto asset systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

The decentralized nature of the governance of crypto asset systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many crypto asset systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of the bitcoin system leads to ineffective decision making that slows development and growth of bitcoin, the value of our securities may be adversely affected.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoin or other crypto assets, participate in blockchains or utilize similar crypto assets in one or more countries, the ruling of which would adversely affect us.

Although currently crypto assets generally are not regulated or are lightly regulated in most countries, one or more countries such as China and Russia, which have taken harsh regulatory action in the past, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these crypto assets or to exchange for fiat currency. In many nations, particularly in China and Russia, it is illegal to accept payment in bitcoin and other crypto assets for consumer transactions and banking institutions are barred from accepting deposits of bitcoin and in China, crypto trading and mining is banned altogether. Such restrictions may adversely affect us as the large-scale use of bitcoin as a means of exchange is presently confined to certain regions globally. Such circumstances have a material adverse effect on our business, prospects or operations and potentially the value of any digital assets we hold, and harm investors.

The limited rights of legal recourse against us, and our lack of insurance protection expose us and our stockholders to the risk of loss of our crypto assets for which no person is liable.

The crypto assets held by us will not be insured. Therefore, a loss may be suffered with respect to our crypto assets which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.

Digital assets held by us are not subject to FDIC or SIPC protections.

We do not plan to hold our crypto assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our crypto assets are not expected to be subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

Risks Related to Our Business Operations

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

Due to recent financial constraints, the Company has been unable to timely pay amounts due to the University of Oxford (“Oxford”), the licensor of the majority of the Company’s licenses and patents and the Company’s research partner. Oxford alleges that an aggregate of approximately $1.4 million is owed from the Company and one of its subsidiaries to Oxford under the terms of licenses and agreements with Oxford and related parties. The Company is currently in ongoing discussions with Oxford to reduce that amount and enter into a payment plan with regards to the amounts owed; however, no definitive terms or extensions have been agreed to date. Oxford has also notified the Company that it is not willing to discuss any new projects or arrangements until all outstanding invoices have been paid or a payment plan has been agreed to; has engaged a law firm to seek the collection of the amounts owed, together with interest; and has threatened legal proceedings against us. While we are hopeful that we can come to mutually agreeable terms regarding a settlement, payment plan, and/or extension, with Oxford, we may not have sufficient funds to pay amounts due to Oxford in the near term, if at all, and Oxford may take action against us, including filing legal proceedings against us seeking amounts due and interest, attempting to terminate their relationship with us, and/or filing a wind-up petition against one of the Company’s subsidiaries in the U.K. If Oxford were to take legal action against us or terminate their relationship with us, we may be forced to scale back our business plan and/or seek bankruptcy protection. We may be subject to litigation and damages for our failure to pay amounts due to Oxford, and may be forced to pay interest and penalties, which funds we do not currently have. We plan to seek to raise funding in the future to support our operations, and to pay amounts due to Oxford, through a combination of equity offerings, debt financing or other capital sources, including potentially collaborations, licenses and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. The Company believes that due to the Company’s move into the online gaming/casino industry, Oxford may face certain additional challenges and constraints in continuing its contractual relationship with the Company due to potential Economic, Social and Governance restrictions imposed by Oxford. Such challenges and constraints may result in Oxford terminating or otherwise exiting its contractual relationship with the Company, potentially with limited notice or recourse by the Company, including terminating prior licenses, while seeking immediate repayment of amounts currently due.

Our results of operations may be adversely affected by fluctuations in currency values.

We expend expenses in currencies other than the U.S. dollar. Our reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Canadian Dollar (“CAD”) or British Pound (“£” or “GBP”). The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. The Company recognized a $518 foreign currency transaction gain and $2,380 in foreign currency transaction loss for the years ended December 31, 2024 and 2023, respectively.

Changes in the value of the currencies which we pay expenses (and in the future receive revenues), versus each other, and the U.S. dollar, could result in an adverse charge being recorded to our income statement.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, tariffs, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022, and Israel and Hamas, which began in October 2023 and which threatens to spread to other Middle Eastern countries. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

Tariffs and other non-tariff trade barriers may impact our ability to access capital or the cost of such capital, and our ability to market to customers in certain jurisdictions

We depend on our key personnel and our ability to attract and retain employees.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. We are highly dependent on our current management, including our Chief Executive Officer, Blair Jordan and our Chief Accounting Officer, Eric R. Van Lent. The inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. The competition for qualified personnel is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), notwithstanding the fact that President Trump has issued an Executive Order in February 2025, pausing all future investigations and enforcement actions under the FCPA for at least 180 days, and other anti-corruption laws that apply in countries in which we do business. The FCPA and these other laws generally prohibit our company and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA (notwithstanding the current pause on FCPA investigations and enforcement action) or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

However, there is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA (notwithstanding the current pause on FCPA investigations and enforcement action) and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws by the U.S. or other authorities could also have an adverse impact on our reputation, business, financial condition and results of operations.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of business, we expect to collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees, intellectual property, and proprietary business information. The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to prevent, and if necessary, to detect and respond to such security incidents and breaches of privacy and security mandates. However, in the future, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act (HIPAA) and European Union General Data Protection Regulation (“GDPR”), government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, share and monitor safety data, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and may damage our reputation, any of which could adversely affect our business, financial condition and results of operations.

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

In December 2023, we engaged A.G.P./Alliance Global Partners as financial advisor to explore and evaluate strategic alternatives to enhance shareholder value, which engagement concluded in October, 2024. Notwithstanding the conclusion of the A.G.P. engagement, the Company continues to evaluate potential strategic alternatives which may include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transactions involving the Company. The Company does not intend to discuss or disclose further developments during any such strategic transaction evaluation process unless and until its Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate. There is no assurance that any potential evaluation of a strategic transaction will result in the approval or completion of any specific transaction or outcome.

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

Our directors and officers allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

Our directors and officers are not required to, and do not, commit their full time to our affairs, and certain of our directors hold positions, including other directorships and/or consulting roles, with other companies in various industries, which may result in a conflict of interest in allocating their time between our operations and others which they provide services to. If our directors’ and/or officers’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our operations. Additionally, such persons may have conflicts of interest in allocating their time among various business activities. These conflicts may not be resolved in our favor. Additionally, our directors, because of our corporate opportunity waiver, discussed above, may choose to, or be required to, provide corporate opportunities to the other companies which they are affiliated with. Actual or perceived conflicts of interest may have a material adverse effect on our results of operations which may have a material adverse effect on the value of our securities.

Certain of our executive officers and directors may in the future become affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

Risks Relating to Our Life sciences Operations

We may be unable to monetize our existing life science assets.

With the acquisition of the Gaming Technology Platform in September 2024, the focus of the majority of our operations shifted from the development of therapeutics for unmet medical needs in chronic pain, inflammation and fibrosis by employing innovative research, and, where appropriate, combination therapy, to the creation of a blockchain casino and our planned iGaming operations. Moving forward, we plan to seek to monetize our existing life science assets, whether through outright sales of such assets or partnering with third parties to continue the development of such assets. Acquisition or partnership transactions may not be identified on favorable terms if at all, and we may choose to terminate existing license agreements and/or let certain of our life science intellectual property revert back to the original license holders or expire, if we are unable to come to terms regarding the sale of such assets or the partnership regarding the development of such assets. That may have a material adverse effect on our cash flows and prospects, could have adverse accounting implications, including the loss of net operating loss carryforwards, and could cause the value of our securities to decline in value.

Our License Agreements with the University of Oxford and other licensors may be terminated in certain circumstances without our consent.

All of our License Agreements with the University of Oxford and other licensors remain subject to various conditions and covenants, and provide for certain termination rights to the licensors. Those agreements typically allow termination by the licensor for our failure to pay amounts due timely, our failure to cure a material breach under the terms of the applicable license agreement, our insolvency, and certain changes in our operations, including operating in areas or industries which Oxford deems outside of its guidelines, including the iGaming industry. As a result, if we are deemed insolvent, or in the event we seek bankruptcy protection, or we continue to operate in the iGaming industry, the licensors of our license agreements may terminate their license agreements with us. In the event such license agreements are terminated, we could lose the right to develop all of our platforms and technologies, may lose any investments made towards developing such platforms and technologies, and may be left without any intellectual property, product pathways, or development opportunities. Such terminations may result in the value of our securities declining in value or becoming worthless, the need for us to change our business plan, and may result in the Company seeking bankruptcy protection.

Our ability to generate revenue from any of our potential life sciences products is subject to our ability to obtain regulatory approval and fulfill numerous other requirements and we may never be successful in generating revenues or becoming profitable.

Our ability to generate revenue from life sciences products depends on our ability to generate revenue or execute other business development arrangements. We do not expect to generate significant revenue, if any, from life sciences products unless and until we are able to obtain regulatory approval for, and successfully commercialize the product candidates we are developing or may develop. Successful commercialization, to the extent it occurs, will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling, or entering into other agreements to commercialize, those products for which we may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we cannot accurately and precisely predict the timing and amount, if any, of revenues, the extent of any further losses or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are sufficient enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which spread to other Middle Eastern countries including Lebanon and Syria. There can be no assurance that such conflicts will be resolved, or will not spread to other countries in the region.

These wars are increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. While we do not believe these conflicts currently have a material impact on our financial accounting and reporting, the degree to which we will be affected in the future largely depends on the nature and duration of uncertain and unpredictable events, and our business could be impacted. Additionally, we currently have agreements and relationships in place with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd., located in Israel, and Yissum’s operations may be materially affected by the ongoing war in Israel, which may delay, prevent, or materially increase the cost of the ongoing services Yissum is required to provide to the Company. Furthermore, future global conflicts or wars could create further economic challenges, including, but not limited to, increases in inflation and further global supply-chain disruption. Consequently, the ongoing Russia/Ukraine Hamas/Israel conflicts and/or other future global conflicts, could result in an increase in operating expenses and/or a decrease in any future revenue and could further have a material adverse effect on our results of operations and cash flow.

Any failure by our company to comply with existing regulations could harm our reputation and operating results.

We are subject to extensive regulation by U.S. federal and state and foreign governments in each of the U.S., European and Canadian markets, in which we plan to sell our products, or in markets where we have product candidates progressing through the approval process.

We must adhere to all regulatory requirements including FDA’s Good Laboratory Practice (GLP), Good Clinical Practice (GCP) and Current Good Manufacturing Practice (CGMP) Regulations, pharmacovigilance requirements, advertising and promotion restrictions, reporting and recordkeeping requirements, and their European equivalents. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval requirements, then the FDA or other foreign regulatory authorities could sanction our company. Even if a drug is approved by the FDA or other competent authorities, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing trials. Any of our product candidates which may be approved in the U.S. will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and submission of safety and other post-market information, including both federal and state requirements. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to GMP. As such, we and our contract manufacturers (in the event contract manufacturers are appointed in the future) are subject to continual review and periodic inspections to assess compliance with GMP. Accordingly, we and others with whom we work will have to spend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Similar restrictions and requirements exist in the EU and other markets where we operate.

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

For example, some European Union (EU) jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Such differences in national pricing regimes may create price differentials between EU member states. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the U.K. and EU do not follow price structures of the U.S. In the U.K. and EU, the downward pressure on healthcare costs in general, particularly prescription medicines, has become intense. As a result, barriers to entry of new products are becoming increasingly high and patients are unlikely to use a drug product that is not reimbursed by their government. We may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, the importation of foreign products may compete with any future product that we may market, which could negatively impact our profitability.

Specifically, in the U.S., we expect that the Affordable Care Act (ACA), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. There have been judicial challenges to certain aspects of the ACA and numerous legislative attempts to repeal and/or replace the ACA in whole or in part, and we expect there will be additional challenges and amendments to the ACA in the future. At this time, the full effect that the ACA will have on our business in the future remains unclear. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any of our future product candidates for which we may receive regulatory approval.

Risks Relating to Our Ineffective Disclosure Controls and Procedures

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

The Company’s management evaluated, with the participation of our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of March 31, 2024, June 30, 2024 and September 30, 2024. Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2024, June 30, 2024 and September 30, 2024, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions.

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

The Company has discussed the disclosure procedures and controls with its external accounting advisors, and is currently evaluating steps and processes to remedy such concerns.

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

We can give no assurance that the measures we take in the future will remediate any additional material weaknesses which could be identified, or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

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

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We rely upon a combination of patents, trade secret protection (i.e., know-how), and confidentiality agreements to protect the intellectual property of our future product candidates. The strengths of patents and intellectual property in the pharmaceutical and iGaming fields involve complex legal and scientific questions and can be uncertain. Where appropriate, we seek patent protection for certain aspects of our products and technologies. Filing, prosecuting and defending patents globally can be prohibitively expensive.

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

The patent positions of pharmaceutical products and iGaming technology are complex and uncertain. The scope and extent of patent protection for our future product candidates and iGaming technology are particularly uncertain. Our future pharmaceutical product candidates, if any, will be based on medicinal chemistry instead of cannabis plants. While we have sought patent protection, where appropriate, directed to, among other things, composition-of-matter for its specific formulations, their methods of use, and methods of manufacture, we do not have and will not be able to obtain composition of matter protection on these previously known CBD derivatives per se. We anticipate that the products we develop in the future will be based upon synthetic compounds we may discover. Although we have sought, and will continue to seek, patent protection in the U.S., Europe and other countries for our proprietary technologies, future product candidates, their methods of use, and methods of manufacture, any or all of them may not be subject to effective patent protection. If any of our products are approved and marketed for an indication for which we do not have an issued patent, our ability to use our patents to prevent a competitor from commercializing a non-branded version of our commercial products for that non-patented indication could be significantly impaired or even eliminated.

Publication of information related to our future product candidates by our company or others may prevent us from obtaining or enforcing patents relating to these products and product candidates. Furthermore, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, any of our issued patents may be opposed and/or declared invalid or unenforceable. If we fail to adequately protect our intellectual property, we may face competition from companies who attempt to create a generic product to compete with our future product candidates or attempt to market, sell or commercialize iGaming technology to compete with our technology. We may also face competition from companies who develop a substantially similar product to our future product candidates or substantially similar technology to our technology, that is not covered by any of our patents.

Many companies have encountered significant problems in protecting, defending and enforcing intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to pharmaceuticals and iGaming technology, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

If third parties claim that intellectual property used by our company infringes upon their intellectual property, our operating profits could be adversely affected.

There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the pharmaceutical and iGaming industries. We may, from time to time, be notified of claims that we are infringing upon patents, trademarks, copyrights or other intellectual property rights owned by third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against us, our commercial partners or any third-party proprietary technologies we have licensed. If we were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party from whom we were licensing technologies was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including damages of up to three times the damages found or assessed, if the infringement is found to be willful, suspend the manufacture of certain products or use of certain technology, or reengineer or rebrand our products or technology, if feasible, or we may be unable to enter certain new product markets. Any such claims could also be expensive and time consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined or failed to enter into a valid non-disclosure or assignment agreement for any reason, we may not own the invention or our intellectual property, and our products may not be adequately protected. Thus, we cannot guarantee that any of our future product candidates, or our commercialization thereof, or our iGaming technology, does not and will not infringe on any third party’s intellectual property.

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

We rely on patent, trademark, trade secret and other intellectual property protection. In particular, patent protection is important in the development and eventual commercialization of our product candidates. Patents covering our product candidates normally provide market exclusivity, which is important in order to improve the probability that our product candidates are able to become profitable.

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

Risks Related to our Common Stock and Warrants

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $17.75 per share and as low as $1.02 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

●	“short squeezes”;

●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;

●	large stockholders exiting their position in our securities or an increase or decrease in the short interest in our securities;

●	actual or anticipated fluctuations in our financial and operating results;

●	changes in foreign currency exchange rates;

●	the commencement, enrollment or results of our planned or future clinical trials of our product candidates or those of our competitors;

●	the success of competitive drugs or therapies;

●	regulatory or legal developments in the U.S. and other countries;

●	the success of competitive products or technologies;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to our iGaming operations, product candidates or clinical development programs;

●	our ability to economically source third party suppliers for our iGaming operations, including but not limited to content developers (including providers of games of chance used in online casinos, and/or sports book technology providers), marketing, technology and operational services providers;

●	litigation matters, including amounts which may or may not be recoverable pursuant to our officer and director insurance policies, regulatory actions affecting the Company and the outcome thereof;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	the timing and outcome of our plans to commercialize our iGaming intellectual property;

●	significant lawsuits, including patent or stockholder litigation;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved drug which could impact our ability to monetize our existing biotechnology assets;

●	market conditions in the pharmaceutical and life sciences sectors;

●	market conditions in the global iGaming sector;

●	regulatory developments in the global iGaming sector, including but not limited to the U.S., Canada and other foreign jurisdictions where the Company does or may seek to do business;

●	changes in taxation regimes in respect of iGaming specifically, and flows of capital more generally, which may impact the ability of the Company to operate, or operate economically, in one or all such locations;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the U.S. and abroad; and

●	investors’ general perception of us and our business.

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

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, during 2022, the closing sales prices of our common stock ranged from a post-split adjusted high of $1,482.04 per share to a low of $23.56 per share, during fiscal 2023, the closing sales prices of our common stock ranged from a high of $100.70 per share to a low of $3.21 per share and during fiscal 2024, the closing sales prices of our common stock ranged from a post-split adjusted high of $6.47 per share to a low of $1.18 per share. During this time, we do not believe that we have experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

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

Elray Resources, Inc., beneficially owns a significant percentage of our common stock and as such exercises significant voting control over us, which limits other stockholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.

Elray beneficially owns 1,318,000 shares of common stock, 25.4% of our total voting shares, and also holds warrants to purchase up to 3,000,000 shares of common stock with an exercise price of $1.68 per share, which if exercised for cash, would result in Elray holding 4,318,000 voting shares, or 52.8% of our then total voting shares. As a result, Elray has significant influence on the stockholder vote. Consequently, it has the ability to influence matters affecting our stockholders and therefore exercise significant control in determining the outcome of a number of corporate transactions or other matters, including (i) making amendments to our certificate of incorporation; (ii) whether to approve the issuance additional shares of common stock and preferred stock, including to itself; (iii) election of directors; and (iv) any merger or significant corporate transactions, including with itself or other related parties. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special stockholder meetings, your shares will have little effect on the outcome of corporate decisions. The interests of Elray may not coincide with our interests or the interests of other stockholders.

Mr. Jay Goodman, a director of the Company, is the adult son of Mr. Anthony Brian Goodman, who serves as the Chief Executive Officer of Elray and is deemed to beneficially own the securities held by Elray in the Company.

Elray may have interests, with respect to its Company securities, that are different from other investors and the concentration of voting power held by Elray may have an adverse effect on the price of our common stock.

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

The exercise of the outstanding options and warrants, and the sale of common stock upon exercise thereof, may adversely affect the trading price of our securities.

As of the date of this Report, we had (a) 21,564 shares of common stock issuable upon the exercise of outstanding stock options, with a weighted average exercise price of $23.81 per share; (b) 15,794 shares of common stock issuable upon the exercise of outstanding public warrants exercisable at an exercise price of $4,370.00 per share, (c) 6,748 shares of common stock issuable upon the exercise of certain outstanding private placement warrants at an exercise price of $1,900.00 per share, (d) 6,579 shares of common stock issuable upon the exercise of certain outstanding private placement warrants at an exercise price of $2,850.00 per share, (e) 4,049 shares of common stock issuable upon exercise of certain outstanding warrants to purchase shares of common stock with an exercise price of $3.23 per share, (f) 3,000,000 shares of common stock issuable upon the exercise of warrants to purchase 3,000,000 shares of common stock with an exercise price of $1.68 per share, (g) 168 shares of common stock issuable upon exercise of warrants with an exercise price of $2,006.40 per share, (h) 1,900,138 shares of common stock issuable upon exercise of warrants to purchase shares of common stock with an exercise price of $1.50 per share; and (i) 1,200,000 shares of common stock issuable upon exercise of warrants to purchase shares of common stock with an exercise price of $2.28 per share. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Additionally, the warrants to purchase 3,000,000 shares of common stock which we granted effective September 30, 2024, which have an exercise price of $1.68 per share and a term of seven years, have cashless exercise rights, which means that such warrants can be exercised without paying us any cash and instead with the holder netting the value of the exercise price against the value of the shares issuable upon exercise thereof. Additionally, any shares of common stock issuable upon the cashless exercise of such warrants will likely be able to tack the holding period of such shares of common stock with the warrants.

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

Provisions of certain outstanding warrants could make it more difficult or expensive for a third party to acquire us. Certain outstanding warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under each of the outstanding warrants to purchase up to 4,049 shares of common stock with an exercise price of $3.23 per share (warrants to purchase 4,049 shares of common stock), $1,900 per share (warrants to purchase 6,748 shares of common stock) and $2,850 per share (warrants to purchase 6,579 shares of common stock). Further, such outstanding warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such warrants at a price described in the applicable warrants (based on the Black Scholes Value of such warrants). These and other provisions of the warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to stockholders.

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock and cause significant dilution to existing stockholders.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for immediate resale in the public market, including (a) 21,564 shares of common stock issuable upon the exercise of outstanding stock options, with a weighted average exercise price of $23.81 per share; (b) 15,794 shares of common stock issuable upon the exercise of outstanding public warrants exercisable at an exercise price of $4,370.00 per share, (c) 6,748 shares of common stock issuable upon the exercise of certain outstanding private placement warrants at an exercise price of $1,900.00 per share, (d) 6,579 shares of common stock issuable upon the exercise of certain outstanding private placement warrants at an exercise price of $2,850.00 per share, (e) 4,049 shares of common stock issuable upon exercise of certain outstanding warrants to purchase shares of common stock with an exercise price of $3.23 per share, (f) 3,000,000 shares of common stock issuable upon the exercise of warrants to purchase 3,000,000 shares of common stock with an exercise price of $1.68 per share, (g) 168 shares of common stock issuable upon exercise of warrants with an exercise price of $2,006.40 per share, (h) 1,900,138 shares of common stock issuable upon exercise of warrants to purchase shares of common stock with an exercise price of $1.50 per share; and (i) 1,200,000 shares of common stock issuable upon exercise of warrants to purchase shares of common stock with an exercise price of $2.28 per share. If a significant number of shares were sold, such sales would increase the supply of our common stock, thereby potentially causing a decrease in its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. Up to $125,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 that we filed with the Commission on June 3, 2022, and which was declared effective on June 24, 2022. However, as of the date of this Report, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using our shelf registration statement on Form S-3 is limited to an aggregate of one-third of our public float. At such time as our public float again exceeds $75 million, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by such rules. Additionally, if our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

As of March 24, 2025, we had 3,837,780 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements and lock-up agreements.

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

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act, and is therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares.

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

We are an SEC-reporting company. The rules and regulations under the Exchange Act require reporting companies to provide periodic reports with interactive data files, which require that we engage legal, accounting and auditing professionals, and eXtensible Business Reporting Language (XBRL) and EDGAR (Electronic Data Gathering, Analysis, and Retrieval) service providers. The engagement of such services can be costly, and we may continue to incur additional losses, which may adversely affect our ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are required to file periodic and current reports and other information with the SEC, and we have adopted policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.

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

In the past we have not been in compliance with Nasdaq’s continued listing standards and may not be in compliance with such standards in the future, and are currently subject to a one year mandatory panel monitor, and as a result our common stock and public warrants may be delisted from Nasdaq.

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

Additionally, on November 15, 2023, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company reported a stockholders’ deficit of ($149,327), which was below the minimum stockholders’ equity required for continued listing pursuant to the Equity Rule. Additionally, the Company did not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules and did not meet the minimum stockholders’ equity requirement as of December 31, 2023, March 31, 2024, or June 30, 2024.

Nasdaq provided the Company until January 2, 2024 to submit to Nasdaq a plan to regain compliance. We submitted the plan to regain compliance in a timely manner, and on January 11, 2024, Nasdaq advised the Company that it has determined to grant the Company an extension to regain compliance with the Equity Rule, subject to certain requirements, including completing the transactions outlined in the plan of compliance which were intended to increase the Company’s stockholders’ equity to more than $2.5 million.

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

As a result of the acquisition of the Purchased Assets (discussed above under Item 1. Business), issuance of the 1,000,000 shares of Series B Convertible Preferred Stock and Purchase Warrants as described above, on October 4, 2024, we received a letter from Nasdaq confirming that we had regained compliance with the Equity Rule. Nasdaq also advised the Company that in application of Listing Rule 5815(d)(4)(B), the Company is subject to a mandatory panel monitor for a period of one year from the date of such letter (October 4, 2025). If, within that one-year monitoring period, the Staff finds that the Company is no longer in compliance with the Equity Rule, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to such deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

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

Separately, on May 14, 2024, the Staff provided us notice of our non-compliance with the audit committee requirements for continued listing on Nasdaq set forth in Listing Rule 5605(c)(2), which requires that listed companies maintain an audit committee of at least three independent directors. Nasdaq provided the Company a cure period in order to regain compliance, and we regained compliance with this listing rule in December 2024.

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

Additional conditions required for continued listing on Nasdaq include requiring that we have a majority of independent directors, a two-person compensation committee and a three-member audit committee (each consisting of all independent directors), which three-person audit committee requirement we have not met from time to time in the past. As a result, our common stock and public warrants may be delisted from Nasdaq.

We also have to continue to meet other objective and subjective listing requirements to continue to be listed on The Nasdaq Capital Market. Delisting from The Nasdaq Capital Market could make trading our common stock and public warrants more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock and public warrants, the sale or purchase of our common stock and public warrants would likely be made more difficult, and the trading volume and liquidity of our common stock and public warrants could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and public warrants and the ability of our stockholders and warrant holders to sell our common stock and public warrants in the secondary market. If our common stock and public warrants are delisted by Nasdaq, our common stock and public warrants may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the OTC Pink market, where an investor may find it more difficult to sell our common stock and public warrants or obtain accurate quotations as to the market value of our common stock and public warrants. In the event our common stock and public warrants are delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

General Risk Factors

Global economic conditions could materially adversely affect our business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations, as well as the potential implications of a Congressional impasse over the U.S. debt limit, possible future U.S. governmental shutdowns over budget disagreements and/or the impact of changes in tariff regimes globally, could materially adversely affect our operations, expenses, access to capital and the market for our planned future products. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

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

Our business increasingly depends on the use of information technologies, which means that certain key areas such as research and development, production and sales are to a large extent dependent on our information systems or those of third-party providers. Our ability to execute our business plan and to comply with regulators’ requirements with respect to data control and data integrity, depends, in part, on the continued and uninterrupted performance of our information technology systems, or internet technology (IT) systems and the IT systems supplied by third-party service providers. As information systems and the use of software and related applications by our company, our business partners, suppliers, and customers become more cloud-based, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. In addition, our IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we and our third-party service providers have taken to prevent unanticipated problems that could affect our IT systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. It is also possible that a cybersecurity attack might not be noticed for some period of time. In addition, sustained or repeated system failures or problems arising during the upgrade of any of our IT systems that interrupt our ability to generate and maintain data, and in particular to operate our proprietary technology platform, could adversely affect our ability to operate our business. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our IT systems, or negative publicity resulting in reputational damage with our stockholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third–parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

We may acquire other companies which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our operating results.

We may in the future seek to acquire businesses, products or technologies that we believe could complement or expand our product offerings, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, effectively manage the combined business following the acquisition, or realize anticipated cost savings or synergies. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

As of and for the year ended December 31, 2024, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Note 10 – Commitments and Contingencies”, under the heading “Litigation and Other Loss Contingencies”, in the consolidated financial statements included herein beginning on page F-1 at the end of this Report. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Holders

As of March 31, 2025, there were 3,837,780 shares of common stock issued and outstanding held by approximately 122 holders of record, and 15,794 shares of common stock underlying 11,500,000 public warrants outstanding to purchase shares of our common stock. Each public warrant entitles the registered holder to purchase one-seven hundred sixtieth of one share of our common stock at a price of $5.75 per 1/760th of one share or $4,370 per whole share, subject to adjustment as discussed below, at any time commencing on December 6, 2020 (30 days after our initial business combination) and ending on November 6, 2025 (five years after our initial business combination), at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. If a warrant holder holds 760 warrants, such warrants will be exercisable for one share of our common stock. No fractional shares will be issued upon exercise of the warrants and warrants must be exercised for whole shares only.

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

Recent Sales of Unregistered Securities

The Company has not sold any equity securities during the three months ended December 31, 2024, and through the date of this report, except as has been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of 180 Life Sciences Corp. as of and for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. See “Cautionary Statement Regarding Forward-Looking Information” above. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

As of December 31, 2024, we had an accumulated deficit of $141,523,344 and a working capital deficit of $1,636,486, and for the year ended December 31, 2024, a net loss of $6,168,177 and cash used in operating activities of $1,480,567. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised capital in July 2022, December 2022, April 2023, August 2023, November 2023, October 2024 and December 2024, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a minimum monthly cash requirement spend of approximately $252,000. We believe that in the aggregate, we will require significant additional capital funding to operationalize and commercially launch our Gaming Technology Platform, complete the disposition of our remaining biotechnology assets (either by sale or discontinuation), repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

Since our inception, we have funded our operations with the proceeds from equity and debt financing. We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of equity and promissory notes that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to issue equity to fund our operations and repay our outstanding debt for the foreseeable future. If we are unable to achieve operational profitability, or we are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash. Our current cash balance is only expected to be sufficient to fund our planned business operations through approximately December 2025. If additional capital is not available, we may not be able to pursue our planned business operations, may be forced to change our planned business operations, or may take other actions that could adversely impact our stockholders, including seeking bankruptcy protection.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Significant Financial Statement Components

Research and Development

To date, 180’s research and development expenses have related primarily to discovery efforts and preclinical and clinical development of its three product platforms: (1) fibrosis and anti-TNF, (2) drugs which are derivatives of CBD, and (3) α7nAChR (which has been transferred back to Stanford University). Research and development expenses consist primarily of costs associated with those three product platforms, which include:

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

Research and development activities are important for both our legacy biotechnology assets as well as our new focus on iGaming. For our legacy biotech assets, expenditures are limited to those which are deemed necessary to preserve the value of this legacy intellectual property. This includes, in the case of the SCA asset, having funded a pharmo-kinetic study, while the ATNF IP has been in care and maintenance mode. The costs for ongoing work, if any, on the biotechnology IP are expected to be circa $150,000; management has not yet determined that these additional expenses will be required prior to monetization of this asset. In respect of our new focus on iGaming, the research and development costs relate to evaluation of content for our proposed iGaming operation (populating our front-end), potential development costs associated with the Gaming Technology software acquired, and potential development costs associated with a front-end, when acquired.

The duration, costs and timing of the iGaming related research and development will depend on a variety of factors, including, but not limited to, the following:

●	availability of “for purchase” front-end user interfaces, and their fitness for the purpose of establishing an operating online casino;

●	availability of suitable content (i.e., games and sports betting books); and

●	the state of regulatory, technological and commercial development in the iGaming industry generally, and specifically in those markets where the Company chooses to operate.

We will determine which development objectives to pursue and fund in response to the commercial potential of both our proposed online casino, as well as general industry dynamics.

Because the iGaming industry is rapidly evolving, particularly with respect to technological and regulatory change, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of various products or whether, or when, we may achieve profitability.

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

It is expected that the general and administrative expenses will increase over the next several years to support our continued research and development activities related to the iGaming business (as described above), the launch of commercial iGaming operations and the increased costs of operating as a public company. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company, as well as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities represents the non-cash change in fair value of derivative liabilities during the reporting period. Gains resulting from change in fair value of derivative liabilities during the years ended December 31, 2024 and 2023, were driven by decreases in stock price during the period, resulting in a lower fair value of the underlying liability.

Gain on Issuance of Common Stock for Services

The gain on issuance of common stock for services represents the excess of the price per share paid for services rendered over the fair market value of the shares on the date they were issued.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results of Operations

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	For the Years Ended December 31,
	2024	2023
Operating Expenses:
Research and development	$1,401,435	$2,303,751
Research and development – related parties	567,832	480,777
General and administrative	4,355,462	10,646,417
General and administrative – related parties	-	46,555
Total Operating Expenses	6,324,729	13,477,500
Loss From Operations	(6,324,729)	(13,477,500)

Other (Expense) Income:
Other income	2,822,864	21,074
Interest expense	(50,640)	(44,828)
Loss on impairment	(1,526,542)	(9,063,000)
Change in fair value of derivative liabilities	58	75,323
Change in fair value of preferred stock liability	(1,577,305)	-
Gain on issuance of common stock for services	192,093	204,405
Total Other Expense, Net	(139,472)	(8,807,026)

Loss Before Income Taxes	(6,464,201)	(22,284,526)
Income tax benefit	296,024	2,349,414
Net Loss	(6,168,177)	(19,935,112)
Deemed dividend	(8,011,510)	-

Net Loss available to Common Stockholders	$(14,179,687)	$(19,935,112)

Research and Development

During the year ended December 31, 2024, we incurred research and development expenses of $1,401,435, compared to $2,303,751 incurred for the year ended December 31, 2023, representing a decrease of $902,316 or 39%. The change is attributable to a decrease in research and development expense includes a) an overall decrease in research and development (R&D) program spending based on Company resource allocation and b) a reduction in stock-based compensation of approximately $298,000.

Research and Development – Related Parties

During the year ended December 31, 2024, we incurred research and development expenses – related parties of $567,832, compared to $480,777 incurred for the year ended December 31, 2023, representing an increase of $87,055 or 18%. The change is mainly attributable to an overall increase in R&D program spending based on Company resource allocation.

General and Administrative

During the year ended December 31, 2024, we incurred general and administrative expenses of $4,355,462, compared to $10,646,417 incurred for the year ended December 31, 2023, representing a decrease of $6,290,955 or 59%. The change resulted from reduced legal fees of approximately $1.2 million from lower activity related to ongoing litigation in the current period, reduced professional fees of approximately $2.3 million, from lower consulting and accounting fees, and reduced salaries expense of approximately $528,000 from a reduction in headcount and a reduction in stock-based compensation expense of approximately $1.7 million.  The decline in stock-based compensation is primarily due to previous awards being fully vested in 2023 and no significant new grants during 2024.

General and Administrative – Related Parties

During the year ended December 31, 2024, we incurred general and administrative expenses – related parties of $0 compared to $46,555 incurred for the year ended December 31, 2023, representing a decrease of $46,555, or 100%. The decrease is related to a decrease in related party consulting expenses of $46,555.

Other Expenses, Net

During the year ended December 31, 2024, we incurred other income, net of $139,472, compared to other expenses, net of $8,807,026 for the year ended December 31, 2023, representing a decrease in other expenses of $8,667,554 or 98%. The decrease is primarily attributable to an impairment to IP R&D assets in the prior year of approximately $9.1 million (see “Note 3 – Summary of Significant Accounting Policies— Intangible Assets and In-Process Research and Development (“IP R&D”)” compared to a loss on impairment of patents and technology of $1.5 million, in the notes to consolidated financial statements included at the end of this Report, for further information), $1,712,804 in proceeds received from AmTrust our pre-Merger officer and director insurance carrier (see “Note 10 – Commitments and Contingencies—Legal Matters”, in the notes to consolidated financial statements included at the end of this Report, for further information), a gain on settlement of liabilities with a lender of $156,928, and a gain of $1,039,364 from settlements with certain R&D contractors (see “Note 10 – Commitments and Contingencies—Legal Matters”, in the notes to consolidated financial statements included at the end of this Report, for further information).

Net Loss

We had a net loss of $6,168,177 for the year ended December 31, 2024, compared to a net loss of $19,935,112 for the year ended December 31, 2023, a decrease in net loss $13,766,935 or 69% for the reasons discussed above.

Deemed Dividend

During the year ended December 31, 2024, the Company recognized a deemed dividend of $8,011,510 in connection with its October 2024 Warrant Inducement related to the new warrants issued to the investor.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash balances of $4,585,141 and $1,975,799, respectively, and a working capital deficit of $1,636,486 and $1,422,710, respectively.

For the years ended December 31, 2024 and 2023, cash used in operating activities was $1,480,567 and $10,922,223, respectively. Our cash used in operations for the year ended December 31, 2024 was primarily attributable to our net loss of $6,168,177, adjusted for non-cash expenses in the aggregate amount of $2,955,016, as well as $1,732,594 of net cash used in changes in the levels of operating assets and liabilities. Our cash used in operations for the year ended December 31, 2023 was primarily attributable to our net loss of $19,935,112, adjusted for non-cash expenses in the aggregate amount of $9,026,993, as well as $14,104 of net cash used in changes in the levels of operating assets and liabilities. A significant portion of the non-cash expenses during the year relates to $9.1 million of non-recurring expenses associated with the impairment of IP R&D assets (see “Note 5 – Intangible Assets and Impairment of Long-lived Assets”, in the notes to consolidated financial statements included at the end of this Report, for more information).

For the years ended December 31, 2024 and 2023, there was no cash provided by investing activities.

For the years ended December 31, 2024 and 2023, cash provided by financing activities was $4,037,715 and $5,907,887, respectively. Cash provided by financing activities during the year ended December 31, 2024, was primarily comprised of i) proceeds from exercise of pre-funded warrants sold in November 2023 of $489 ii) proceeds from sale of stock and warrants in December 2024 of $2,572,769 and iii) proceeds from the exercise of warrants of $2,797,936, partially offset by iv) the repayment of loans payable of $1,333,499. Cash provided by financing activities during the year ended December 31, 2023, was primarily comprised of i) proceeds from the sale of common stock and common stock warrants from the April and August 2023 Offerings (discussed below) of $5,999,488 and ii) proceeds from the repricing of pre-funded warrants and common warrants from the August 2023 Offering (discussed below) of $830,769, partially offset by iii) aggregate offering costs paid in connection with our April and August 2023 Offerings and the repricing of the August 2023 Offering of $634,816, as well as iv) proceeds from and repayments of loans of $969,322 and $1,257,389, respectively.

Our drug product candidates may never achieve commercialization (in the form of a sale of the intellectual property), and our iGaming business may never achieve full commercialization; we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we are able to generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, certain third-party clinical research and development services, certain third party service providers, including but not limited to marketing, content, and management services in respect of our iGaming operations, certain license payments, intellectual property maintenance costs or milestone obligations that may arise, laboratory and related supplies, clinical costs, potential manufacturing costs, legal and other regulatory expenses and general overhead costs.

Our material cash requirements and time periods of such requirements from known contractual and other obligations include milestone and royalty payments related to license agreements with Oxford University and Yissum, payments related to the D&O insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc.

Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for launching our iGaming operations, and research and development activities related to both certain biotechnology assets as well as in respect of our proposed iGaming operations. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our iGaming operations, and in terms of monetizing our biotechnology product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of December 31, 2024, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. However, in April 2023, August 2023, November 2023, October 2024 and December 2024, the Company raised additional capital of approximately $2.7 million, $2.7 million, $0.8 million, $3.3 million, and $2.6 million, respectively, and with current cash on hand of approximately $3.8 million as of March 25, 2025, the Company expects to be able to continue as a going concern through December 2025.

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

Prior Financings

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

Pursuant to the compliance plan submitted to Nasdaq, on November 28, 2023, the Company entered into an amendment to the August 2023 Offering (“Amendment to the August 2023 Offering”), whereby (i) the main purchaser (the “Purchaser”) agreed to pay an additional $830,769 in connection with the repricing of the August 2023 shares of common stock and August 2023 Pre-Funded Warrants (the “Repricing Amount”), (ii) the Company agreed to issue to the Purchaser additional pre-funded warrants to purchase up to 257,205 shares of common stock, with an exercise price of $0.0019 per share (the “Additional Pre- Funded Warrants”), and warrants to purchase up to 477,058 shares of common stock, with an exercise price of $3.23 per share (the “Additional Common Warrants”, collectively the “Additional Warrants”), and (iii) the Company and the Purchaser agreed to enter into the warrant amendment agreement. Net proceeds to the Company from the repricing, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $0.8 million. The placement agent fees and offering expenses of approximately $60,000 were accounted for as a reduction of additional paid in capital. The Amendment to the August 2023 Offering closed on December 1, 2023.

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

Warrant Inducement Agreement and Related Transactions

On October 16, 2024, we entered into a warrant inducement agreement with a holder of 477,058 Additional Common Warrants and 473,011 of the Existing Common Warrants, pursuant to which the Holder agreed to exercise for cash the Exercised Warrants to purchase 950,069 shares of common stock at an exercise price of $3.48 per share ($0.25 greater than the $3.23 per share exercise price of such Exercised Warrants) during the period from the date of the Inducement Agreement until 1:15 p.m., Eastern Time, on October 16, 2024. On October 16 and 17, 2024, the Exercised Warrants were exercised in full for cash by the Holder and the Company received $3,306,240 before deducting financial advisory fees and other expenses payable by us.

In consideration of the Holder’s agreement to exercise the Exercised Warrants in accordance with the Inducement Agreement, the Company agreed to issue new unregistered Warrants to Purchase Shares of Common Stock to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the Exercised Warrants, i.e., warrants to purchase up to 1,900,138 shares of common stock. The Inducement Warrants were immediately exercisable and have a term of exercise of five years.

The Company agreed in the Inducement Agreement to file a registration statement on Form S-1 to register the resale of the Inducement Warrant Shares upon exercise of the Inducement Warrants by November 15, 2024, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the Commission within sixty (60) calendar days following the date of filing with the Commission (or ninety (90) calendar days following the date of filing with the Commission in the event of a ‘full review’ by the Commission) and to keep the Resale Registration Statement effective at all times until no holder of the Inducement Warrants owns any Inducement Warrants or Inducement Warrant Shares. In the event that the Company fails to timely deliver to the Holder the Inducement Warrant Shares without restrictive legends, the Company has agreed to pay certain liquidated damages to the Holder. The Resale Registration Statement was timely filed and timely declared effective by the SEC.

The Company has used, and expects to use, the net proceeds from these transactions to advance the commercialization of the technology gaming platform recently acquired by the Company, and for working capital, and other general corporate purposes.

The Inducement Warrants will have an exercise price of $1.50 per share. The exercise price and the number of shares of common stock issuable upon exercise of each Inducement Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Inducement Warrants will be entitled to receive, upon exercise of the Inducement Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Inducement Warrants immediately prior to the fundamental transaction.

The Company may not affect the exercise of Inducement Warrants, and the applicable Holder will not be entitled to exercise any portion of any such Inducement Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder of such Inducement Warrant (together with its affiliates) to exceed 4.99% or 9.99%, as applicable, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such Inducement Warrants.

The Company engaged A.G.P./Alliance Global Partners (“A.G.P.”) to provide exclusive financial services in connection with the transactions summarized above and, pursuant to a Financial Advisory Agreement between the Company and A.G.P., paid A.G.P. a financial advisory fee of $232,000, and an alternative transaction fee of $100,000. In addition, we reimbursed A.G.P. for its accountable legal expenses in connection with the exercise of the Exercised Warrants and the issuance of the Inducement Warrants of $65,000 and $10,000 non-accountable expenses. In addition, we paid A.G.P. $29,923, half of the financial advisory fees due in connection with a December 2023 warrant inducement. As of October 31, 2024, a total of $436,923 related to the aforementioned transaction has been paid to A.G.P and there is no balance outstanding.

December 2024 Offering

On December 27, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, including the Holder. Pursuant to the terms of the SPA, the Company agreed to sell, in a registered direct offering, an aggregate of 1,200,000 shares of the Company’s common stock and, in a concurrent private placement, warrants to purchase up to 1,200,000 shares of common stock. The combined purchase price per December 2024 Share and December 2024 Warrant was $2.41. The offerings closed on December 30, 2024.

The December 2024 Warrants were immediately exercisable on their grant date at an exercise price of $2.28 per share and expire five and a half years following the initial exercise date.

Pursuant to a placement agency agreement dated as of December 27, 2024, between the Company and Maxim Group LLC, the Company engaged the Placement Agent to act as the Company’s sole placement agent in connection with the registered direct offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee equal to seven percent (7.0%) of the gross proceeds received by the Company from the sale of the December 2024 Shares and December 2024 Warrants and to reimburse the Placement Agent for certain of its expenses in an aggregate amount of $50,000. The Placement Agency Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Placement Agent, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions.

The Company agreed to file a registration statement under the Securities Act with the SEC, covering the resale of the December 2024 Warrant Shares within 30 calendar days following the date of the SPA, which has been filed to date, and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC within 91 days following the closing of the offerings, which was declared effective timely.

The net proceeds to the Company from the registered direct offering and concurrent private placement, after deducting the placement agent’s fees and expenses and the Company’s offering expenses were approximately $2.6 million. The Company intends to use the net proceeds from the transactions for working capital and general corporate purposes, which may include operationalizing and developing the Gaming Technology Platform and capital expenditures.

Critical Accounting Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of its assets, liabilities, revenue and expenses. The Company has identified certain estimates as critical to its business operations and the understanding of its past or present results of operations related to impairment of long-lived assets. These estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on the Company’s consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. The Company believes that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

Long-Lived Asset Impairment

We assess our long-lived assets, including intangible assets, for impairment at least annually, or earlier if there are indications that the fair value of the Company’s reporting units may not exceed their carrying value. This assessment involves significant judgment regarding future cash flow, discount rates, market conditions and other factors. If our estimates are not accurate, they could result in material adjustments to the consolidated financial statements. During the year ended December 31, 2024, the Company determined that its licensed R&D patents and related technology assets were fully impaired due to the Company’s shift in strategy to focus on its blockchain casino technology assets acquired in September 2024. Accordingly, we recognized an impairment loss of $1,526,542 during the year ended December 31, 2024.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of its business. These risks primarily include interest rate sensitivities. As of December 31, 2024, we had $4,572,983 in cash and cash equivalents. We intend to hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of its investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplemental Data.

The information required by this Item is included in this Report as set forth in the “Index to Consolidated Financial Statements” which appear on page F-1 of this Annual Report on Form 10-K, after the signature pages of this Report, and is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act as of December 31, 2024. As noted above with respect to the ineffective disclosure controls (for which management is evaluating processes to address these deficiencies), based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024.

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

Management of 180 Life Sciences Corp., including our principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework” (2013).

Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

(a) Form 8-K Information. Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable event discussed below, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 3.02:

Item 3.02 Unregistered Sales of Equity Securities.

On March 27, 2025, Elray Resources, Inc., the sole holder of the Series B Convertible Preferred Stock of the Company, converted all 1,000,000 outstanding shares of Series B Convertible Preferred Stock of the Company into 1,318,000 shares of common stock (the “Conversion Shares”)(1.318 shares of common stock for each share of Series B Convertible Preferred Stock converted), in accordance with the terms of such preferred stock and the optional conversion right set forth therein.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for the issuance of the Conversion Shares, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Following the issuance of the Conversion Shares, we will have an aggregate of 5,185,780 shares of common stock outstanding.

(b) Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is included under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Board Committee Membership”, “Insider Trading/Anti-Hedging Policies” and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for the Company’s 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item is included under the headings “Executive and Director Compensation”, “Executive Compensation”, “Director Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation”, “Policy on Timing of Award Grants”, and “Compensation Committee Report” (to the extent required), in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is included under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” - “Director Independence” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm during the year ended December 31, 2023 was Marcum LLP, San Francisco, CA, PCAOB Auditor ID Auditor Firm Id: 688.

Our independent public accounting firm during the year ended December 31, 2024 is M&K CPAS, PLLC, Houston, TX, PCAOB Auditor ID Auditor Firm Id: 2738.

The information required by this Item is included under the heading “Ratification of Appointment of Auditors”-“Audit Fees” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

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

(3) Exhibits

EXHIBIT INDEX

No.	Description
1.1	Placement Agent Agreement, dated April 5, 2023, between 180 Life Sciences Corp. and A.G.P./Alliance Global Partners (filed as Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on April 10, 2023 and incorporated by reference herein)
1.2	Placement Agency Agreement, dated August 9, 2023, by and between 180 Life Sciences Corp. and A.G.P./Alliance Global Partners. (filed as Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on August 15, 2023 and incorporated by reference herein)
1.3	Placement Agency Agreement by and between the Company and Maxim Group LLC, dated December 27, 2024 (filed as Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on December 30, 2024 and incorporated by reference herein)
2.1£	Asset Purchase Agreement dated September 29, 2024, by and among Elray Resources, Inc., as seller and 180 Life Sciences Corp., as purchaser (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2024 and incorporated by reference herein)
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2020 and incorporated by reference herein).

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 15, 2022 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 16, 2022 and incorporated by reference herein)
3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of 180 Life Sciences Corp., filed with the Secretary of State of Delaware on February 26, 2024 (Filed as Exhibit 3.1 To the Current Report on Form 8-K filed by the registrant on February 28, 2024, and incorporated by reference herein)
3.4	Certificate of Designations of 180 Life Sciences Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2024 and incorporated by reference herein)
3.5	Second Amended and Restated Bylaws of 180 Life Sciences Corp., effective as of September 4, 2023 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 7, 2023 and incorporated by reference herein)
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.2 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 and incorporated herein by reference)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on March 31, 2023 and incorporated herein by reference)
4.3	Form of July Common Warrant (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 19, 2022 and incorporated by reference herein).
4.4	Form of December Common Warrant (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 22, 2022 and incorporated by reference herein).
4.5	Amendment No. 1 to the December 2022 Common Warrants, dated January 12, 2023, by and between 180 Life Sciences Corp. and the holder thereof (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 12, 2023 and incorporated by reference herein).
4.6	Amendment No. 1 to the Warrants, dated April 5, 2023, by and between 180 Life Sciences Corp. and the holder thereof (filed as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed on May 15, 2023 and incorporated by reference herein)
4.7	Form of April Common Warrant (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 10, 2023 and incorporated by reference herein)
4.8	Warrant Agent Agreement for Pre-Funded Warrants and Common Warrants, dated August 14, 2023, by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company. (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 15, 2023 and incorporated by reference herein)
4.9	Warrant Amendment Agreement, dated August 9, 2023, by and between the Company and Armistice Capital Master Fund Ltd. (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on August 15, 2023 and incorporated by reference herein)

4.10	Form of Warrant Agent Agreement for December 2023 Pre-Funded Warrants and Common Warrants (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 29, 2023 and incorporated by reference herein)
4.11	Form of December 2023 Pre-Funded Warrant (included as Annex A to Exhibit 4.11) (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 29, 2023 and incorporated by reference herein)
4.12	Form of December 2023 Common Warrant (included as Annex B to Exhibit 4.11) (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 29, 2023 and incorporated by reference herein)
4.13	Warrant Amendment Agreement, dated November 28, 2023, by and between the Company and the Purchaser (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 29, 2023 and incorporated by reference herein)
4.14	Common Stock Purchase Warrant to purchase 3,000,000 shares of common stock dated September 30, 2024, granted by 180 Life Sciences Corp. to Elray Resources, Inc. (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2024 and incorporated by reference herein)
4.15	Form of Warrant to Purchase 1,900,138 Shares of Common Stock Dated October 17, 2024 (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2024 and incorporated by reference herein)
4.16	Form of Common Stock Purchase Warrant (December 2024 Offering) (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 30, 2024 and incorporated by reference herein)
4.17	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.6 to the registrant’s Annual Report on Form 10-K filed on March 31, 2023 and incorporated herein by reference).
10.1	Registration Rights Agreement among the registrant and certain securityholders (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 7, 2017 and incorporated by reference herein)
10.2	Form of Indemnity Agreement (filed as Exhibit 10.8 to the registrant’s Registration Statement Form S-1 filed on April 26, 2017 and incorporated by reference herein)
10.3	Form of Guarantee and Commitment Agreement (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2019 and incorporated herein by reference)
10.4#	180 Life Sciences Corp. 2020 Omnibus Incentive Plan (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 12, 2020 and incorporated by reference herein)
10.5#	Form of Stock Option Agreement (Independent Directors August 2021 Grants) (filed as Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 filed on August 16, 2021 and incorporated herein by reference)
10.6#	Form of Stock Option Agreement 180 Life Sciences Corp. 2020 Omnibus Incentive Plan (filed as Exhibit 4.2 to the registrant’s Form S-8 filed on September 30, 2021 and incorporated by reference herein)

10.7#	Form of Restricted Stock Grant Agreement and Stock Option Agreement 180 Life Sciences Corp. 2020 Omnibus Incentive Plan (filed as Exhibit 4.3 to the registrant’s Form S-8 filed on September 30, 2021 and incorporated by reference herein)
10.8	Promissory Note, dated March 15, 2019 issued to KBL IV Sponsor LLC (filed as Exhibit 10.13 to the registrant’s Registration Statement Form S-4 filed on November 12, 2019 and incorporated by reference herein)
10.9	Registration Rights Agreement, dated June 12, 2020, by and among the Company and the parties signatory thereto (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 2, 2020 and incorporated herein by reference)
10.10	Registration Rights Agreement, dated September 8, 2020, by and among the Company and the parties signatory thereto (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 14, 2020 and incorporated herein by reference)
10.11	Amended and Restated Promissory Note, dated September 8, 2020, issued to KBL IV Sponsor LLC (filed as Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 filed on October 19, 2020 and incorporated by reference herein)
10.12	Amendment Agreement dated November 25, 2020 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 27, 2020 and incorporated herein by reference)
10.13	Registration Rights Agreement dated as of February 23, 2021 by and between 180 Life Sciences Corp. and the purchasers signatory thereto (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 24, 2021 and incorporated herein by reference)
10.14#	Consultancy Agreement dated February 22, 2021, by and between 180 Life Sciences Corp. and Prof. Jagdeep Nanchahal (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference)
10.15#	Ozan Pamir — Stock Option Agreement effective February 26, 2021 (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference)
10.16#	First Amendment to Consultancy Agreement dated March 31, 2021, by and between 180 Life Sciences Corp. and Prof. Jagdeep Nanchahal (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 2, 2021 and incorporated herein by reference).
10.17	Registration Rights Agreement dated as of August 23, 2021 by and between 180 Life Sciences Corp. and the purchasers signatory thereto (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on August 24, 2021 and incorporated herein by reference).
10.18#	Consulting Agreement dated November 17, 2021, by and between 180 Life Sciences Corp. and Lawrence Steinman, M.D. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 18, 2021 and incorporated by reference herein).
10.19#	First Amendment to Consulting Agreement dated April 27, 2022, between 180 Life Sciences Corp. and Lawrence Steinman, M.D. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 28, 2022 and incorporated by reference herein).
10.20#	Second Amendment to Consulting Agreement dated April 27, 2022, between Cannbiorex Pharma Ltd. and Prof. Jagdeep Nanchahal (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on April 28, 2022 and incorporated by reference herein).

10.21#	Second Amendment to Consulting Agreement dated May 26, 2022 and effective as of June 1, 2022, between 180 Life Sciences Corp. and Lawrence Steinman, M.D (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on May 26, 2022 and incorporated by reference herein).
10.22#	180 Life Sciences Corp. 2022 Omnibus Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 14, 2022 and incorporated by reference herein).
10.23£	Securities Purchase Agreement dated July 17, 2022, by and between 180 Life Sciences Corp. and the Purchaser (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 19, 2022 and incorporated by reference herein).
10.24	Warrant Agent Agreement for the July 2022 Common Warrants, dated July 29, 2022, by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company (filed as Exhibit 10.43 to the registrant’s Registration Statement on Form S-1 filed on May 5, 2023 and incorporated by reference herein).
10.25£	Securities Purchase Agreement dated December 20, 2022, by and between 180 Life Sciences Corp. and the Purchaser (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2022 and incorporated by reference herein).
10.26	Warrant Agent Agreement for the December 2022 Common Warrants, dated December 22, 2022, by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 22, 2022 and incorporated by reference herein).
10.27#	Third Amendment to Consulting Agreement dated December 28, 2022, between 180 Life Sciences Corp., Cannbiorex Pharma Ltd. and Prof. Jagdeep Nanchahal (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 29, 2022 and incorporated by reference herein).
10.28#	Amendment to the Warrant Agent Agreement, dated January 13, 2023, by and between 180 Life Sciences Corp. and Continental Stock Transfer & Trust Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 18, 2023 and incorporated by reference herein).
10.29£	Securities Purchase Agreement dated April 10, 2023, by and between 180 Life Sciences Corp. and the Purchaser (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 10, 2023 and incorporated by reference herein).
10.30#	First Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated by reference herein).
10.31£	Securities Purchase Agreement dated August 9, 2023, by and between 180 Life Sciences Corp. and the Institutional Investor. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 15, 2023 and incorporated by reference herein).
10.32#	Form of Stock Option Agreement (First Amended and Restated 2022 Omnibus Incentive Plan) (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 7, 2023 and incorporated by reference herein).

10.33£	Amendment No. 1 to the Securities Purchase Agreement, dated November 28, 2023, by and between 180 Life Sciences Corp. and the Purchaser (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 29, 2023 and incorporated by reference herein).
10.34#	Fourth Amendment to Employment Agreement dated January 10, 2024 and effective as of January 1, 2024, between 180 Life Sciences Corp. and James N. Woody, M.D., Ph.D. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 17, 2024 and incorporated by reference herein).
10.35#	Fourth Amendment to Employment Agreement dated January 10, 2024 and effective as of January 1, 2024, between 180 Life Sciences Corp. and Jonathan Rothbard, Ph.D. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 17, 2024 and incorporated by reference herein).
10.36#	Third Amendment to Consulting Agreement dated January 10, 2024 and effective as of January 1, 2024, between 180 Life Sciences Corp. and Lawrence Steinman, M.D. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on January 17, 2024 and incorporated by reference herein).
10.37#	Third Amendment to Consulting Agreement dated January 10, 2024 and effective as of January 1, 2024, between 180 Life Sciences Corp. and Lawrence Steinman, M.D. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on January 17, 2024 and incorporated by reference herein).
10.38#	Second Amendment to Consulting Agreement dated January 10, 2024 and effective as of January 1, 2024, between Cannbiorex Pharma Ltd. and Sir Marc Feldmann(filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on January 17, 2024 and incorporated by reference herein).
10.39#	Offer Letter between 180 Life Science Corp. and Blair Jordan (director) dated February 24, 2024 and effective February 28, 2024 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 29, 2024 and incorporated by reference herein).
10.40#	Offer Letter between 180 Life Science Corp. and Omar Jimenez (director) dated March 4, 2024 and effective March 7, 2024 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 11, 2024 and incorporated by reference herein).
10.41#	Offer Letter between 180 Life Science Corp. and Ryan L. Smith (director) dated March 5, 2024 and effective March 7, 2024 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 11, 2024 and incorporated by reference herein).
10.42#	Separation and Release Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. James N. Woody (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2024 and incorporated by reference herein).
10.43#	Separation and Release Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. Jonathan Rothbard (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 9, 2024 and incorporated by reference herein).
10.44#	Second Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2024, and incorporated herein by reference)

10.45#	Consulting Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. Jonathan Rothbard (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 9, 2024, and incorporated herein by reference)
10.46#	Fourth Amendment to Consulting Agreement dated May 7, 2024, by and between 180 Life Sciences Corp. and Dr. Lawrence Steinman (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on May 9, 2024, and incorporated herein by reference)
10.47#	Executive Consulting Agreement dated May 7, 2024, by and between 180 Life Sciences Corp., Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc. (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on May 9, 2024, and incorporated herein by reference)
10.48	Separation and Release Agreement dated September 5, 2024 and First Amendment to Separation and Release Agreement dated September 5, 2024, by and between Cannbiorex Pharma Ltd., 180 Life Sciences Corp. and Sir Marc Feldmann (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2024, and incorporated herein by reference)
10.49	Indemnity Agreement dated September 3, 2024 and effective September 5, 2024, between 180 Life Sciences Corp. and Sir Marc Feldmann (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 9, 2024, and incorporated herein by reference)
10.50	Form of Warrant Inducement Agreement, by and between the Company and Holder dated October 16, 2024 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2024 and incorporated by reference herein)
10.51	Financial Advisory Agreement, dated as of October 16, 2024, between A.G.P./Alliance Global Partners and the Company (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 16, 2024 and incorporated by reference herein)
10.52#	Offer Letter between 180 Life Science Corp. and Jay Goodman (director) dated October 25, 2024 and effective October 24, 2024 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 29, 2024 and incorporated herein by reference).
10.53#	Offer Letter between 180 Life Science Corp. and Stephen H. Shoemaker (director) dated December 2, 2024 and effective December 3, 2024 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 4, 2024 and incorporated herein by reference).
10.54	Form of Securities Purchase Agreement dated December 27, 2024 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 30, 2024 and incorporated by reference herein)
10.55#	Third Amendment to 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 31, 2024 and incorporated by reference herein)
10.56#	Third Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 31, 2024 and incorporated by reference herein)
10.57#	First Amendment to Separation and Release Agreement dated February 5, 2025, between 180 Life Sciences Corp. and James N. Woody (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 7, 2025 and incorporated by reference herein)

10.58#	Voting Agreement dated February 5, 2025, between 180 Life Sciences Corp., James N. Woody and Blair Jordan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 7, 2025 and incorporated by reference herein)
10.59	Mutual Settlement and General Release Agreement dated February 21, 2025, between 180 Life Sciences Corp., Marlene Krauss, and KBL IV Sponsor, LLC (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2025 and incorporated by reference herein)
10.60#	Voting Agreement dated February 21, 2025, between 180 Life Sciences Corp., Dr. Marlene Krauss and Blair Jordan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2025 and incorporated by reference herein)
10.61#	Executive Consulting Agreement entered into on February 15, 2025 and effective January 30, 2025, by and between 180 Life Sciences Corp., Eric Van Lent and EVL Consulting, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 21, 2025 and incorporated by reference herein)
10.62#	Executive Consulting Agreement dated February 21, 2025, by and between 180 Life Sciences Corp., Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 21, 2025 and incorporated by reference herein)
10.63#	Form of Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (February 2025 Officer and Director Grants) (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 21, 2025 and incorporated by reference herein)
14.1#	Code of Business and Ethics (filed as Exhibit 14 to the registrant’s Registration Statement on Form S-1 filed on April 26, 2017 and incorporated herein by reference)(File. No. 333-217475)
19.1#*	180 Life Sciences Corp. Second Amended And Restated Policy On Insider Trading
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on March 31, 2023 and incorporated herein by reference).
23.1*	Consent of M&K CPAs, LLC, independent registered public accounting firm.
23.2*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
97.1#	180 Life Sciences Corp., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the registrant on November 9, 2023, and incorporated herein by reference).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plans or arrangements.
£	Certain schedules, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that 180 Life Sciences Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: March 31, 2025	/s/ Blair Jordan
	By:	Blair Jordan, Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2025	/s/ Eric R. Van Lent
	By:	Eric R. Van Lent, Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blair Jordan	Chief Executive Officer and Director	March 31, 2025
Blair Jordan	(Principal Executive Officer)

/s/ Eric R. Van Lent	Chief Accounting Officer	March 31, 2025
Eric R. Van Lent	(Principal Financial and Accounting Officer)

/s/ Lawrence Steinman	Director	March 31, 2025
Lawrence Steinman

/s/ Ryan L. Smith	Lead Director	March 31, 2025
Ryan L. Smith

/s/ Jay Goodman	Director	March 31, 2025
Jay Goodman

/s/ Stephen Shoemaker	Director	March 31, 2025
Stephen Shoemaker

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 180 Life Sciences Corp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 180 Life Sciences Corp. (the Company) as of December 31, 2024 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year-ended December 31, 2024 and the related notes (collectively referred to as the "financial statements"). We have audited note 3 in regards to the presentation of segment information for the year-ended December 31, 2023. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year-ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. The financial statements of 180 Life Sciences Corp., as of December 31, 2023, were audited by other auditors whose report dated March 22, 2024, expressed an unqualified opinion on those financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has insufficient revenues and income to fully fund the operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Evaluation of Intangible Assets

As discussed in Note 3 and 5 to the consolidated financial statements, the Company had intellectual property that was being amortized and had indications of impairment. The Company was required to assess for impairment based on the facts and circumstances at that time. Auditing management’s evaluation of intangible assets can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not easily able to be substantiated.

Given these factors and due to significant judgements made by management, the related audit effort in evaluating management’s judgments in evaluation of intangible assets required a high degree of auditor judgment.

The procedures performed included evaluation of the methods and assumptions used by the Company, tests of the data used and an evaluation of the findings. We evaluated and tested the Company’s significant judgments that determine the impairment evaluation of intangible assets.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024

The Woodlands, Texas

March 31, 2025

PCAOB ID #2738

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

180 Life Sciences Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of 180 Life Sciences Corp. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019 through 2024.

San Francisco, California
March 22, 2024

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	December 31,	December 31,
	2024	2023
Current Assets:
Cash	$4,585,141	$1,975,799
Prepaid expenses and other current assets	556,230	1,664,107
Total Current Assets	5,141,371	3,639,906
Intangible assets, net	7,622,041	1,619,570
Total Assets	$12,763,412	$5,259,476
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1,933,141	$1,892,611
Accounts payable - related parties	684,181	266,009
Accrued expenses	739,674	1,869,814
Loans payable - current portion	147,889	1,034,124
Derivative liabilities	-	58
Total Current Liabilities	3,504,885	5,062,616
Loans payable - noncurrent portion	6,616	19,936
Deferred tax liability	-	304,657
Total Liabilities	3,511,501	5,387,209
Commitments and contingencies (Note 10)
Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class C and Class K preferred stock) Class B Preferred Stock; $0.0001 par value, 1,000,000 and 0 shares authorized, issued and outstanding at December 31, 2024 and 2023, respectively	100	-
Class C Preferred Stock; 1 share authorized, none issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Class K Preferred Stock; 1 share authorized, none and 1, issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,176,999 and 534,719 shares issued and outstanding at December 31, 2024 and 2023, respectively	318	54
Additional paid-in capital	153,691,755	130,117,209
Accumulated other comprehensive income	(2,916,918)	(2,901,339)
Accumulated deficit	(141,523,344)	(127,343,657)
Total Stockholders' Equity (Deficit)	9,251,911	(127,733)
Total Liabilities and Stockholders' Equity (Deficit)	$12,763,412	$5,259,476

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	For the Years Ended
	December 31,
	2024	2023
Operating Expenses:
Research and development	$1,401,435	$2,303,751
Research and development - related parties	567,832	480,777
General and administrative	4,355,462	10,646,417
General and administrative - related parties	-	46,555
Total Operating Expenses	6,324,729	13,477,500
Loss From Operations	(6,324,729)	(13,477,500)

Other (Expense) Income:
Other income	2,822,864	21,074
Interest expense	(50,640)	(44,828)
Loss on asset impairment	(1,526,542)	(9,063,000)
Change in fair value of derivative liabilities	58	75,323
Change in fair value of preferred stock liability	(1,577,305)	-
Gain on settlement of liabilities	192,093	204,405
Total other (expense) income, net	(139,472)	(8,807,026)
Loss Before Income Taxes	(6,464,201)	(22,284,526)
Income tax benefit	296,024	2,349,414
Net Loss	(6,168,177)	(19,935,112)
Deemed Dividend	(8,011,510)	-
Net Loss Available to Common Stockholders	(14,179,687)	(19,935,112)

Other Comprehensive Loss:
Foreign currency translation adjustments	(15,579)	(15,816)
Total Comprehensive Loss	$(14,195,266)	$(19,950,928)

Basic and Diluted Net Loss per Common Share
Basic	$(15.49)	$(52.59)
Diluted	$(15.49)	$(52.59)

Weighted Average Number of Common Shares Outstanding:
Basic	915,374	379,089
Diluted	915,374	379,089

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in US Dollars)

			For The Year Ended December 31, 2023
	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance - January 1, 2023	-	$-	197,209	$20	$121,637,966	$(2,885,523)	$(107,408,545)	$11,343,918
Adjustment related to reverse stock split	-	-	37	1	(1)	-	-	-
Shares issued for professional services to directors	-	-	4,763	-	60,624	-	-	60,624
Shares issued for professional services to executive chairman	-	-	7,126	1	28,564	-	-	28,565
Issuance of April 2023 pre-funded and common warrants, net (a)	-	-	-	-	2,337,706	-	-	2,337,706
Shares issued from exercise of April 2023 pre-funded warrants (a)	-	-	61,615	6	111	-	-	117
Shares issued in connection with April 2023 Offering (a)	-	-	21,053	2	382,180	-	-	382,182
Issuance of August 2023 pre-funded and common warrants, net (b)	-	-	-	-	2,459,282	-	-	2,459,282
Shares issued from exercise of August 2023 pre-funded warrants (b)	-	-	207,814	20	375	-	-	395
Shares issued in connection with August 2023 Offering (b)	-	-	35,102	4	245,344	-	-	245,348
Issuance of pre-funded and common warrants from Amendment to August 2023 SPA, net	-	-	-	-	770,923	-	-	770,923
Stock-based compensation	-	-	-	-	2,194,135	-	-	2,194,135
Comprehensive loss:	-	-
Net loss	-	-	-	-	-	-	(19,935,112)	(19,935,112)
Other comprehensive loss	-	-	-	-	-	(15,816)	-	(15,816)
Balance - December 31, 2023	-	$-	534,719	$54	$130,117,209	$(2,901,339)	$(127,343,657)	$(127,733)

(a)	Consists of $2,999,882 of gross proceeds from the April 2023 Offering (defined below); gross proceeds of $421,527 are related to common shares issued (with related placement agent fees of $39,343), gross proceeds of $1,233,564 are related to pre-funded warrants issued (with related placement agent fees of $115,134) and gross proceeds of $1,344,791 are related to common warrants issued (with related placement agent fees of $125,516). At the end of the current period, all 61,615 April 2023 pre-funded warrants were exercised for proceeds of $117.
(b)	Consists of $2,999,605 of gross proceeds from the August 2023 Offering (defined below); gross proceeds of $272,106 are related to common shares issued (with related placement agent fees of $26,758), gross proceeds of $1,449,470 are related to pre-funded warrants issued (with related placement agent fees of $142,538) and gross proceeds of $1,278,029 are related to common warrants issued (with related placement agent fees of $125,679). At the end of the year, 207,814 August 2023 pre-funded warrants were exercised for proceeds of $395.

			For The Year Ended December 31, 2024
	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2024	-	$-	534,719	$54	$130,117,209	$(2,901,339)	$(127,343,657)	$(127,733)
Shares issued from exercise of pre-funded warrants related to Amendment to August 2023 Offering	-	-	257,505	26	463	-	-	489
Adjustment related to reverse stock split in February 2024	-	-	60,848	6	(6)	-	-	-
Shares issued in connection with December 2024 Offering	-	-	1,200,000	120	2,572,669	-	-	2,572,789
Shares issued from exercise of warrants	-	-	950,069	95	2,797,841	-	-	2,797,936
Shares issued for settlement of liabilities	-	-	174,158	17	684,654	-	-	684,671
Stock based compensation	-	-	-	-	308,169	-	-	308,169
Warrants and Series B Convertible Preferred Stock issued for asset acquisition	-	-	-	-	4,849,346	-	-	4,849,346
Reclassification of Series B Convertible Preferred Stock liability	1,000,000	100	-	-	4,349,900	-	-	4,350,000
Deemed dividend from warrant inducement	-	-	-	-	8,011,510	-	(8,011,510)	-
Comprehensive income (loss):
Net loss	-	-	-	-	-	-	(6,168,177)	(6,168,177)
Other comprehensive loss	-	-	-	-	-	(15,579)	-	(15,579)
Balance - December 31, 2024	1,000,000	$100	3,176,999	$318	$153,691,755	$(2,916,918)	$(141,523,344)	$9,251,911

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the Years Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(6,168,177)	$(19,935,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation
Shares issued for services	-	89,189
Amortization of stock options and restricted stock units	308,169	2,194,135
Depreciation and amortization	58,277	105,675
Loss on asset impairment	1,526,542	9,063,000
Change in fair value of derivative liabilities	(58)	(75,323)
Change in fair value of preferred stock liability	1,577,305	-
Gain on settlement of liabilities	(222,802)	-
Deferred tax benefit	(292,417)	(2,349,683)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,874,958	337,282
Accounts payable	(243,524)	230,402
Accounts payable - related parties	417,273	56,008
Accrued expenses	(316,113)	(440,621)
Accrued expenses - related parties	-	(197,175)
Total adjustments	4,687,610	9,012,889
Net Cash Used In Operating Activities	(1,480,567)	(10,922,223)

Cash Flows from Financing Activities
Proceeds from exercise of pre-funded warrants from the Amendment to August 2023 Offering	489	-
Proceeds from sale of December 2024 Offering stock and warrants	2,572,789	-
Proceeds from the exercise of warrants	2,797,936	-
Proceeds from sale of April 2023 Offering stock and warrants	-	2,999,882
Proceeds from sale of August 2023 Offering stock and warrants	-	2,999,606
Proceeds from exercise of April 2023 Offering pre-funded warrants	-	117
Proceeds from exercise of August 2023 Offering pre-funded warrants	-	395
Proceeds from the repricing of common shares and pre-funded warrants in the August 2023 Offering	-	830,769
Proceeds from loans payable	-	969,322
Payment of offering costs in connection with April 2023 Offering stock and warrants	-	(279,994)
Payment of offering costs in connection with August 2023 Offering stock and warrants	-	(294,976)
Payment of offering costs in connection with August 2023 sale of common stock and common stock warrants	-	(59,846)
Repayment of loans payable	(1,333,499)	(1,257,388)
Net cash provided by financing activities	4,037,715	5,907,887

Effect of Exchange Rate Changes on Cash	52,194	20,025

Net Decrease In Cash	2,609,342	(4,994,311)
Cash - Beginning of Period	1,975,799	6,970,110
Cash - End of Period	$4,585,141	$1,975,799

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$12,078	$21,722

Non cash investing and financing activities
Common stock issued for settlement of liabilities	$684,671	$-
Prepaid expense financed with notes payable	$777,702	$-
Warrants and Series B Convertible Preferred Stock issued for asset acquisition	$7,622,041	-
Deemed dividend from warrant inducement	$8,011,510	$-

The accompanying notes are an integral part of these consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars, except share amounts)

NOTE 1 - BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

180 Life Sciences Corp., formerly known as KBL Merger Corp. IV (“180LS”, or together with its subsidiaries, the “Company”), was a blank check company organized under the laws of the State of Delaware on September 7, 2016. The Company was originally formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses.

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

The Company has been a clinical stage biotechnology company focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis, and other inflammatory diseases, where anti-TNF therapy will provide a clear benefit to patients, by employing innovative research, and, where appropriate, combination therapy. We had three product development platforms:

●	fibrosis and anti-tumor necrosis factor (“TNF”);

●	drugs which are derivatives of cannabidiol (“CBD”); and

●	alpha 7 nicotinic acetylcholine receptor (“α7nAChR”).

In November 2024, the biotechnology related to α7nAChR was returned to Stanford University.

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

Risks and Uncertainties

Management continues to evaluate the impact of the Russia-Ukraine war, the Israel-Hamas war and fluctuating interest rates and inflation on the economy and the capital markets and has concluded that, while it is reasonably possible that such events could have negative effects on the Company’s financial position, the specific impacts are not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Reverse Stock-Split during 2024

On February 26, 2024, the Company’s Board of Directors approved a one-for-19 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”) and the filing of a Certificate of Amendment to our Certificate of Incorporation to affect such reverse stock split, which was filed on February 26, 2024. The Reverse Stock Split became effective on February 28, 2024 at 12:01 a.m. Eastern Time (the “Effective Time”), with shares beginning trading on a split-adjusted basis at market open on February 28, 2024. In connection with the Reverse Stock Split, every 19 shares of the Company’s common stock issued and outstanding as of the Effective Time were automatically converted into one share of the Company’s common stock.

In connection with the Reverse Stock Split, all outstanding options, warrants, and other securities entitling their holders to purchase or otherwise receive shares of common stock were adjusted, as required by the terms of each security. The number of shares available to be awarded under the Company’s equity incentive plans were also appropriately adjusted. Following the Reverse Stock Split, the par value of the Common Stock remained unchanged at $0.0001 par value per share. The Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise be entitled to receive a fractional share instead received one whole share of common stock in lieu of such fractional share.

The effects of the 1-for-19 Reverse Stock Split have been retroactively reflected throughout this Report.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. As of December 31, 2024, the Company had an accumulated deficit of $141,523,344 and working capital deficit of $1,636,486 and for the year ended December 31, 2024, a net loss of $6,168,177 and cash used in operating activities of $1,480,567.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the British Pound (“GBP”). Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.252 and 1.2730 for the GBP as of December 31, 2024 and 2023, respectively), while expense accounts are translated at the weighted average exchange rate for the period (1.318 and 1.2667 for the GBP for the years ended December 31, 2024 and 2023, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ (deficit) equity as a component of accumulated other comprehensive income.

Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the years ended December 31, 2024 and 2023, the Company recorded other comprehensive loss of $15,579 and $15,816, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized a $518 foreign currency transaction gain and a $2,380 foreign currency transaction loss for the years ended December 31, 2024 and 2023, respectively. Such amounts have been classified within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. The Company had no cash equivalents at December 31, 2024 or 2023. As of December 31, 2024, the Company had bank accounts in the United States and the United Kingdom; of its available cash balance, $0 is restricted cash. The Company’s cash deposits in United States and English financial institutions may at times be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or the Financial Services Compensation Scheme (“FSCS”) insurance limits, respectively. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions.

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

Intangible Assets and In-Process Research and Development (“IP R&D”)

Intangible assets consist of licensed patents as well as technology licenses acquired in connection with the Reorganization. Licensed patents are amortized over the remaining life of the patent. Technology licenses represent the fair value of licenses acquired for the development and commercialization of certain licenses and knowledge. The technology licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents. It will be necessary to monitor and possibly adjust the useful lives of the licensed patents and technology licenses depending on the results of the Company’s research and development activities. During the year ended December 31, 2024, the Company determined that the licensed patents and technology licenses related to its previous drug research programs were impaired, and recognized a loss on impairment of $1,526,542.

IP R&D assets represent the fair value assigned to technologies that were acquired on July 16, 2019 in connection with the Reorganization, which have not reached technological feasibility and have no alternative future use. IP R&D assets are considered to have indefinite-lives until the completion or abandonment of the associated research and development projects. During the period that the IP R&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IP R&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IP R&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may record a full or partial impairment charge related to the IP R&D assets, calculated as the excess of the carrying value of the IP R&D assets over their estimated fair value. During 2023, the Company recorded a loss on impairment to IP R&D assets in the amount of $9,063,000, and as of December 31, 2023, the balance of the IP R&D assets on the balance sheet was $0. See “Note 5 – Intangible Assets and Impairment of Long-lived Assets” for further information.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2024	2023
Options	32,954	17,788
Warrants	6,133,308	983,473	(1)
Total potentially dilutive shares	6,166,262	1,001,261

(1)	Note that amount excludes 257,205 warrants that require holders to pay a nominal amount of consideration; such underlying shares are included in the weighted average outstanding shares calculation for the purposes of basic earnings per share as of December 31, 2023. As such, this number of warrants will differ from those disclosed in Note 7 by the same amount.

Research and Development

Research and development expenses are charged to operations as incurred. During the years ended December 31, 2024 and 2023, the Company incurred $1,401,435 and $2,303,751, respectively, of research and development expenses. As of December 31, 2024 and 2023, research and development expenses – related parties were $567,832 and $480,777, respectively. See Note 13 – Related Parties for more information on research and development expenses – related parties.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024.

Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker (“CODM”), manages our segments, evaluates financial results, and makes key operating decisions. We have one reportable operating segment, iGaming. The reportable segment does not currently generate any revenue. Our CODM uses net income to evaluate and make key operating decisions. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We adopted ASU No. 2023-07 during the year ended December 31, 2024.

In December 2023, FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. This guidance requires prospective application and permits retrospective application to prior periods presented. The Company is currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures related to certain income statement expenses of the Company. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.

Management does not believe that any other recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Insurance	$377,473	$934,990
Research and development expense tax credit receivable	-	440,161
Professional fees	137,570	279,039
Value-added tax receivable	41,187	9,917
	$556,230	$1,664,107

 NOTE 5 - INTANGIBLE ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

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

The purchase of the Purchased Assets closed on September 30, 2024.

Based on the terms of the Series B Preferred Stock and the Purchase Agreement, and in accordance with FASB Accounting Standards Codification (ASC) 480-10, at issuance the Series B Convertible Preferred Stock was accounted for as a liability due to the variable number of shares issuable under the agreement pursuant to the conversion terms, with an initial value of $2,772,695. The Company estimated the fair value of the Series B Convertible Preferred Stock based on the market value of the underlying common shares into which the Series B Convertible Preferred stock is convertible into at the transaction date, and an estimated fair value of the liquidation preference using option pricing models for scenarios of the liquidation preference being in effect or conversion of the Series B Convertible Preferred Stock by the holder. The Company recognized a gain/loss on the change in fair value of the Series B Convertible Preferred Stock of $1,577,305 during the year ended December 31, 2024. On December 27, 2024, the Stockholder Approval Date, the Conversion Rate was fixed at 1.318 or 1,318,000 total shares of common stock. As a result, the fair value of the Series B Convertible Preferred Stock was reclassified within shareholders’ equity.

The Purchase Warrants have an exercise price of $1.68 per share, the closing stock price of the Company’s common stock on the last trading day prior to the parties’ entry into the Purchase Agreement, and a term of seven years (through September 30, 2031). The Purchase Warrants also provide for cashless exercise rights. No shares of common stock may be issued upon exercise of the Purchase Warrants until or unless the Company has received approval from its stockholders for the issuance of such shares of common stock upon exercise of the Purchase Warrants, which was received in December 2024. The Company estimated the fair value of the Purchase Warrants at September 30, 2024 of $4,849,346 based on the Black-Scholes option pricing model with the following key assumptions ranging from: Fair value stock price, $1.68, Exercise price, $1.68, Term 7 years, Volatility 234.08%, Discount rate of 3.60% and a dividend yield of 0%.

The Company had capitalized intangible cost of $7,622,041 at September 30, 2024, related to the Purchased Assets. The Purchased Assets were not yet placed in service as of December 31, 2024, and amortization has not been recorded.

The technology acquired from Elray will be amortized over three years based on its nature as acquired technology and its expected useful life.

The Company will perform its definite-lived intangible asset impairment test on an annual basis with the initial impairment test after an acquisition completed before the expiration of the next 12 month period.

Intangible assets at December 31, 2024 and 2023 consisted of the following:

	Useful	December 31,	December 31,
	Life (years)	2024	2023
Source code and intellectual property	3	$7,622,041	$-
Licensed Patents	20	530,651	599,686
Technology license	20	1,607,667	1,562,744

Intangible assets		9,760,359	2,162,430
Less: accumulated amortization		(611,776)	(542,860)
Less: accumulated impairment loss		(1,526,542)	-

Intangible assets, net		$7,622,041	$1,619,570

Amortization expense was $58,277 and $105,675 for the years ended December 31, 2024 and 2023, respectively, related to intangible assets, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss. During the year ended December 31, 2024, the Company determined that its licensed patents and technology license intangible assets were fully impaired due to the Company’s strategic change in focus to its blockchain casino technology, and recognized an impairment loss of $1,526,542.

IP R&D Assets Impairment

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

The following is a summary of IP R&D activity for the year ended December 31, 2023 for the Company, which includes the recorded losses for the IP R&D assets described above.

	CBR Pharma IP R&D Assets	180 LP IP R&D Assets	Consolidated IP R&D Assets

Balance, December 31, 2023	$-	$9,063,000	9,063,000
Impairment of IP R&D assets	-	(9,063,000)	(9,063,000)

Balance, December 31, 2023	$-	$-	$-

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Consulting fees	$-	$645,081
Professional fees	-	184,846
Litigation accrual (1)	300,000	49,999
Employee and director compensation	-	530,383
Research and development fees	371,038	378,683
Interest	58,940	70,923
Other	9,696	9,899
	$739,674	$1,869,814

(1)	See Note 10 - Commitments and Contingencies, Legal Matters for discussion of settlement agreements related to former officers, directors and consultants.

As of December 31, 2024 and 2023, accrued expenses - related parties were $0.

NOTE 7 - DERIVATIVE LIABILITIES

	For the Year Ended December 31, 2024
	Warrants
	Public	Private			Alpha
	SPAC	SPAC	PIPE	AGP	Capital	Total
Balance as of January 1, 2024	$58	$-	$-	$-	$-	$58
Change in fair value of derivative liabilities	(58)	-	-	-	-	(58)
Balance as of December 31, 2024	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2023
	Warrants
	Public	Private
	SPAC	SPAC	PIPE	AGP	Total
Balance as of January 1, 2023	$31,625	$1,256	$42,100	$400	$75,381
Change in fair value of derivative liabilities	(31,567)	(1,256)	(42,100)	(400)	(75,323)
Balance as of December 31, 2023	$58	$-	$-	$-	$58

The fair value of the SPAC derivative liabilities as of December 31, 2024 and 2023 were estimated using the Black Scholes option pricing model, with the following assumptions used:

December 31, 2024
Risk-free interest rate	4.63% – 5.50%
Expected term in years	0.34 – 1.90
Expected volatility	90.0%–130.0%
Expected dividends	0%

December 31, 2023
Risk-free interest rate	3.71% – 5.50%
Expected term in years	0.59 – 2.90
Expected volatility	100.0% – 110.0%
Expected dividends	0%

SPAC Warrants

Public SPAC Warrants

Participants in KBL’s initial public offering received an aggregate of 11,500,000 Public SPAC Warrants (“Public SPAC Warrants”). Each Public SPAC Warrant entitles the holder to purchase one-seven hundred sixtieth of one share of the Company’s common stock at an exercise price of $5.75 per 1/760th of one share, or $4,370.00 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants are currently exercisable and will expire on November 6, 2025, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants, in whole and not in part, at a price of $0.01 per Public Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $6,840.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Public Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Public Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Public Warrants to do so on a “cashless basis.” Management has determined that the Public Warrants contain a tender offer provision which could result in the Public Warrants settling for the tender offer consideration (including potentially cash) in a transaction that didn’t result in a change-in-control. This feature results in the Public Warrants being precluded from equity classification. Accordingly, the Public Warrants are classified as liabilities measured at fair value, with changes in fair value each period reported in earnings. The fair value of the Public SPAC Warrants on the date of the issuance was $1,978,000. At December 31, 2024 and 2023 the Public SPAC Warrants were revalued at $0 and $58, The decreases in fair value of these derivative liabilities were recorded in the accompanying consolidated statement of operations.

NOTE 8 - LOANS PAYABLE

The following tables summarize the activity of loans payable during the years ended December 31, 2024 and 2023:

	Principal balance at December 31, 2023	Principal additions	Principal repayments in cash	Cancellation	Effects of foreign exchange rates	Principal balance at December 31, 2024
Bounce Back Loan Scheme	$32,818	$-	$(12,948)	$-	$(268)	$19,602
First Insurance - 2023	785,150	-	(523,434)	(261,716)	-	-
First Insurance - 2024	-	777,702	(777,118)	-	-	584
Other loans payable	236,092	-	(20,000)	(81,720)	(53)	134,319
Total loans payable	$1,054,060	$777,702	$(1,333,500)	$(343,436)	$(321)	$154,505
Less: loans payable – current portion	1,034,124					147,889
Loans payable – noncurrent portion	$19,936					$6,616

	Principal Balance at January 1, 2023	Adjustments	Principal Repaid in Cash	New Issuances	Effect of Foreign Exchange Rates	Principal Balance at December 31, 2023
Bounce Back Loan Scheme	$43,129	$-	$(12,326)	$-	$2,015	$32,818
First Insurance – 2022	1,060,890	-	(1,060,890)	-	-	-
First Insurance – 2023	-	-	(184,172)	969,322	-	785,150
Other loans payable	235,686	-		-	406	236,092
Total loans payable	1,339,705	$-	$(1,257,388)	$969,322	$2,421	1,054,060
Less: loans payable – current portion	1,308,516					1,034,124
Loans payable – non-current portion	$31,189					$19,936

Loans Payable, Current Portion

	Simple Interest Rate	December 31, 2024	December 31, 2023
Loan payable issued September 18, 2019	8%	$-	$50,000
Loan payable issued September 18, 2019	8%	50,000	50,000
Loan payable issued October 8, 2019	0%	4,000	4,000
Loan payable issued October 29, 2019	8%	54,250	69,250
Loan payable issued December 31, 2019	0%	-	5,000
Loan payable issued February 5, 2020	8%	3,500	3,500
Loan payable issued February 5, 2020	8%	-	3,500
Loan payable issued March 31, 2020	8%	-	4,537
Loan payable issued March 31, 2020	8%	4,537	4,537
Loan payable issued June 8, 2020	0%	-	5,000
Loan payable issued June 17, 2020	8%	-	485
Loan payable issued July 15, 2020 *	8%	4,695	4,695
Loan payable issued July 15, 2020	8%	-	5,503
Loan payable issued October 8, 2020 *	8%	-	8,204
Loan payable issued October 13, 2020	8%	13,337	13,337
Loan payable issued October 14, 2020	8%	-	4,544
Current portion of Bounce Back Loans (1) (2)	1%	12,986	12,882
First Insurance Funding payable issued December 2024 and 2023 (2)	2%	584	785,150
		$147,889	$1,034,124

*	These loans are denominated in currencies other than USD.

(1)	See Loans Payable, Non-Current Portion for a description of the Bounce Back Loans.

(2)	Note that these loans are not currently in default.

Loans Payable, Non-Current Portion

The non-current portion of the Company’s loans payable as of December 31, 2024 and 2023 are as follows:

	Simple Interest Rate	December 31, 2024	December 31, 2023	Maturity Date
BBLS loan payable issued June 10, 2020	2.5%	19,602	32,818	6/10/2026
Subtotal		19,602	32,818
Less: Current portions of BBLS loans, respectively (see above)		(12,986)	(12,882)
Non-current portion		$6,616	$19,936

On June 10, 2020, the Company received GBP £50,000 (USD $64,353) of cash proceeds pursuant to the Bounce Back Loan Scheme (“BBLS”), which provides financial support to businesses across the UK that are losing revenue, and seeing their cashflow disrupted, as a result of the COVID-19 outbreak. The BBLS is unsecured and bears interest at 2.5% per annum. The maximum loan amount is GBP £50,000 and the length of the loan is six years, with payments beginning 12 months after the date of disbursement. Early repayment is allowed, without early repayment fees. As of December 31, 2024 and 2023, the Company recorded accrued interest of GBP £92 (USD $115) and GBP £248 (USD $316), respectively, related to the BBLS loan. During the years ended December 31, 2024 and 2023, the Company recorded interest expense of GBP £373 (USD $467) and GBP £549 (USD $683), respectively, related to the BBLS loan.

On December 10, 2022, the Company entered into a financing arrangement for a Directors and Officers Insurance Policy (the “D&O Insurance”) with First Insurance Funding to finance $872,034 of a total D&O Insurance amount of $1,060,891, inclusive of premiums, taxes, and fees. During 2023, the Company paid in full the balance of the D&O Insurance. On December 10, 2023, the Company entered into a financing arrangement for another policy with First Insurance Funding to finance $903,098 of a total D&O Insurance amount of $969,322 inclusive of premiums, taxes, and fees. As of December 31, 2023, a total of $872,390 remains financed in loans payable, due in monthly installments of $90,310. In June 2024, the Company cancelled the 2023 insurance policy with First Insurance Funding and on October 1, 2024, the Company received the return premiums of $178,514 related to the cancelled insurance policy. The Company entered into a new replacement policy effective June 14, 2024, and entered into a financing agreement related to the new policy for $777,702 in July 2024. As of December 31, 2024, a total of $584 remains financed in loans payable.

Interest Expense (Income) on Loans Payable

For the years ended December 31, 2024 and 2023, the Company recognized interest expense — related parties associated with outstanding loans payable of $18,436 and $18,436, respectively.

As of December 31, 2024, the Company had accrued interest and accrued interest — related parties associated with outstanding loans payable of $58,940 and $0, respectively. See Note 13 — Related Parties for additional details

As of December 31, 2023, the Company had accrued interest and accrued interest — related parties associated with outstanding loans payable of $70,923 and $0, respectively. See Note 13 — Related Parties for additional details.

NOTE 9 - SERIES B CONVERTIBLE PREFERRED STOCK LIABILITY

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

The below is a summary of the rights and preferences of the Series B Convertible Preferred Stock:

Voting Rights. Until such time, if ever, as the shareholders of the Company have approved the issuance of shares of common stock upon the conversion of the Series B Convertible Preferred Stock (“Stockholder Approval”), the Series B Convertible Preferred Stock only has rights to vote on amendments to the Series B Designation (which are subject to the approval of a simple majority of the holders of Series B Convertible Preferred Stock), and the Protective Provisions, discussed below. Stockholder Approval was received at the Company’s annual meeting of stockholders held on December 27, 2024 (the “Stockholder Approval Date”).

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

After Stockholder Approval (which was received on December 27, 2024, as discussed above), in addition to the above voting rights, each holder of outstanding shares of Series B Convertible Preferred Stock shall be entitled to cast the number of votes in connection with the Series B Convertible Preferred Stock shares held by such holder equal to the number of whole shares of common stock into which the shares of Series B Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Fractional votes shall not, however, be permitted and any fractional voting rights available on an as-converted to common stock basis (after aggregating all fractional shares into which shares of Series B Convertible Preferred Stock held by each holder could be converted) shall be rounded down to the nearest whole share. Except as provided by law or by the other provisions of the Certificate of Incorporation or the Series B Designation, holders of Series B Convertible Preferred Stock shall vote together with the holders of common stock as a single class and there shall be no series voting.

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

Conversion Rights. None prior to Stockholder Approval. After Stockholder Approval, at the option of the holder(s) thereof, each share of Series B Convertible Preferred Stock is convertible into a number of shares of common stock of the Company as equals the Conversion Rate. The “Conversion Rate” initially was 0.685 (or 685,000 shares in aggregate, which would represent 40% of the Company’s then outstanding shares of common stock), as equitably adjusted, as applicable for stock splits and recapitalizations; provided that if at any time after the original issuance date of the Series B Convertible Preferred Stock and prior to the Stockholder Approval Date, the Company actually issued any additional shares of common stock of the Company (each a “Dilutive Issuance”), the Conversion Rate was to be increased to a value equal to (x)(i) the total outstanding shares of common stock (“Total Outstanding Shares”) on the date immediately following such Dilutive Issuance, divided by (ii) 60%, minus (iii) the Total Outstanding Shares on the date immediately following such Dilutive Issuance, divided by (y) 1,000,000, rounded to the thousands place, as equitably adjusted, as applicable for stock splits and recapitalizations (each a “Dilutive Adjustment”); provided that in no event will the Conversion Rate be greater than ten. On the Stockholder Approval Date, the Conversion Rate was fixed at 1.318 or 1,318,000 total shares of common stock.

Based on the terms of the Series B Convertible Preferred Stock and the Purchase Agreement, and in accordance with FASB ASC 480-10, the Series B Convertible Preferred Stock was accounted for as a liability at its issuance date due to the variable number of shares issuable under the agreement pursuant to the conversion terms, with an initial fair value of $2,772,695. On the Stockholder Approval Date, the Conversion Rate was fixed at 1.318 or 1,318,000 total shares of common stock. As a result, the estimated fair value of the Series B Convertible Preferred Stock of $4,350,000 was reclassified within shareholders’ equity.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2024.

Legal Matters

Action Against Former Executive of KBL

On September 1, 2021, the Company initiated legal action in the Chancery Court of Delaware against Dr. Marlene Krauss, the Company’s former Chief Executive Officer and director (“Dr. Krauss”) and two of her affiliated companies, KBL IV Sponsor, LLC (“KBL Sponsor”) and KBL Healthcare Management, Inc. (collectively, the “KBL Affiliates”) for, among other things, engaging in unauthorized monetary transfers of the Company’s assets, non-disclosure of financial liabilities within the Company’s Consolidated Financial Statements, issuing shares of stock without proper authorization; and improperly allowing stockholder redemptions to take place. The Company’s complaint alleges multiple causes of action against Dr. Krauss and/or the KBL Affiliates, and seeks compensatory damages in excess of $11,286,570, together with interest, attorneys’ fees and costs. There can be no assurance that the Company will be successful in its legal action.

On October 5, 2021, Dr. Krauss and the KBL Affiliates filed an Answer, Counterclaims and Third-Party Complaint against the Company and twelve individuals who are, or were, directors and/or officers of the Company, i.e., Marc Feldmann, Lawrence Steinman, James N. Woody, Teresa DeLuca, Frank Knuettel II, Pamela Marrone, Lawrence Gold, Donald A. McGovern, Jr., Russell T. Ray, Richard W. Barker, Shoshana Shendelman and Ozan Pamir (collectively, the “Third-Party Defendants”).  On February 24, 2022, Dr. Krauss filed an amended Answer, Counterclaims and Third-Party Complaint (the “Amended Counterclaims”), which, among other things, dismissed Teresa DeLuca, Frank Knuettel II, Pamela Marrone, Russell T. Ray, Richard W. Barker and Shoshana Shendelman.  In essence, the Amended Counterclaims allege that the Company and the remaining Third-Party Defendants made alleged misstatements against Dr. Krauss in Securities and Exchange Commission (SEC) filings, failed to register her shares in the Company so that they could be traded, and failed to pay to Dr. Krauss the amounts alleged to be owing under a promissory note in the principal amount of $371,178, plus an additional $300,000 under Dr. Krauss’s resignation agreement. On April 19, 2022, Dr. Krauss stipulated to dismiss all of her counterclaims against both Donald A. McGovern, Jr. and Lawrence Gold.

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

On February 21, 2025, the Company entered into a Mutual Settlement and General Release Agreement with Dr. Krauss, KBL Merger Corp. IV, the Company’s predecessor, and KBL Sponsor (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to (1) pay $50,000 within twenty days from February 21, 2025 (the “Cash Payment”), which has been paid to date, and (2) issue 200,000 shares of restricted common stock within three business days (the “Settlement Shares”), which have been issued to date. The Settlement Shares include piggyback registration rights for a resale registration statement relative to the Settlement Shares for a period of six (6) months.

The Settlement Agreement also required Dr. Krauss to enter into a Voting Agreement with the Company. Pursuant to the Voting Agreement, which was entered into on February 21, 2025, by Dr. Krauss, the Company, and Blair Jordan, the Company’s Chief Executive Officer, solely for the benefit of the Company, Dr. Krauss agreed to vote the Settlement Shares as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to August 21, 2025. In order to enforce the terms of the Voting Agreement, and solely for the benefit of the Company, Dr. Krauss provided Mr. Jordan (or his assigns) an irrevocable voting proxy to vote the Settlement Shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders. The Voting Agreement also provides a restriction on Dr. Krauss’s sale or transfer of any of the Settlement Shares until August 21, 2025, and provides for mutual general releases of the parties.

The Settlement Agreement required Dr. Krauss to file a dismissal of her court actions within ten days after receipt of the Cash Payment and that the Company, Dr. Krauss and KBL Sponsor have submitted filings with the court to dismiss all of their claims against one another with prejudice.

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

Declaratory Relief Action Against the Company by AmTrust International

On June 29, 2022, AmTrust International Underwriters DAC (“AmTrust”), which was the premerger directors’ and officers’ insurance policy underwriter for KBL, filed a declaratory relief action against the Company in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking a declaration that AmTrust is not obligated to reimburse the Company for fees advanced by the Company to Dr. Krauss and George Hornig, former officer and directors of the Company, under the directors’ and officers’ insurance policy.

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

On August 4, 2023, the Court granted the Company’s request to file a second motion for partial summary judgment in the case, this one being on the issue of whether AmTrust should be required to advance to the Company the defense costs being incurred by Dr. Marlene Krauss and George Hornig during the pendency of the case. The Motion for Partial Summary Judgment was fully briefed by the parties, and a hearing for such Motion was held on January 11, 2024. After the matter was taken under submission, on February 12, 2024, the Court granted the Company’s Motion for Partial Summary Judgment against both AmTrust and Freedom, and ordered as follows: (a) AmTrust is obligated under its insurance policy with the Company to advance to the Company all defense costs in excess of the deductible that the Company has advanced, or will advance, to Dr. Krauss and Mr. Hornig in connection with certain SEC Subpoenas, and (b) upon exhaustion of the AmTrust insurance policy, Freedom is obligated to do the same pursuant to its excess liability insurance policy with the Company. This Order applies throughout the interim of the case, but does not constitute a final judgment, and both the Company and the two insurers retain their rights to contest all applicable issues at trial.

On April 16, 2024, AmTrust paid the Company $2.27 million in reimbursement of fees which the Company has advanced to Dr. Marlene Krauss and George Hornig, of which the Company received $1.5 million after the payment of attorney’s fees. On May 9, 2024, AmTrust paid the Company $300,140 in reimbursement of fees which the Company had advanced to Dr. Marlene Krauss and George Hornig, and the Company received $200,093 after the payment of attorney’s fees.

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

A trial on these matters was scheduled for May 12, 2025. The Company and AmTrust conducted mediation at the end of February 2025 and early March 2025. On March 10, 2025, the court vacated all scheduled dates, and terminated AmTrust’s motion for summary judgment without prejudice. The court also ordered that the parties file a stipulated dismissal or a status report regarding settlement within 60 days, by May 9, 2025. The Company and AmTrust are currently negotiating settlement terms, of which no assurance can be provided that a final agreement can be reached. A final judgment following trial could potentially confirm these obligations of the insurers or, alternatively, reverse and require the Company to repay all or portions of such advance payments, including up to and including the $2.57 million advanced by Freedom. There is no assurance at this time as to what the final judgment may entail. The final outcome of the litigation is unknown at this time and such final outcome could be materially adverse to the Company.

Stanford License Agreement

During the years ended December 31, 2024 and 2023, the Company recorded patent and license fees of $0 and $55,526, respectively, related to the Stanford License Agreement, which is included in general and administrative expenses on the accompanying statements of operations and comprehensive loss. The license agreement with Stanford University covering α7nAChR was terminated effective November 23, 2024. After a careful review of the Company’s intellectual property portfolio as part of the Company’s ongoing strategic review process, the Company decided to move in a different direction and returned the intellectual property to Stanford University.

Oxford University Agreements

On September 18, 2020, CBR Pharma entered into a 3 year research and development agreement (the “3 Year Oxford Agreement”) with Oxford to research and investigate the mechanisms underlying fibrosis in exchange for aggregate consideration of $1,085,738 (£795,468), of which $109,192 (£80,000) is to be paid 30 days after the project start date and the remaining amount is to be paid in four equal installments of $244,136 (£178,867) on the six month anniversary and each of the annual anniversaries of the project start date. The agreement can be terminated by either party upon written notice or if the Company remains in default on any payments due under this agreement for more than 30 days. During the years ended December 31, 2024 and 2023, the Company recognized $143,723 (£113,750) and $260,752 (£205,857), respectively, of research and development expenses in connection with the 3 Year Oxford Agreement.

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

The Company paid the first milestone of $97,900 (£70,546) on September 3, 2021, which was due upon signing of the Fifth Oxford Agreement, which was recorded to prepaid expenses and will be amortized over the term of the agreement on a straight-line basis. During the years ended December 31, 2024 and 2023, the Company recorded $0 (£0) and $74,465 (£58,788), respectively, of research and development expenses and has prepaid balances of $0 (£0), related to the Fifth Oxford Agreement.

On November 2, 2021, the Company and Oxford University entered into a twenty-year licensed technology agreement of the HMGB1 molecule, which is related to tissue regeneration, whereby Oxford University agreed to license the technology to the Company for research, development and use of the licensed patents. The Company agreed to pay Oxford University for past patent costs $66,223 (£49,207), an initial License fee of $13,458 (£10,000), future royalties based on sales and milestones, and an annual maintenance fee of $4,037 (£3,000). The Company has the option to terminate the agreement after the third anniversary of the agreement. During the years ended December 31, 2024 and 2023, the Company recorded $721,362 and $721,362, respectively, of research and development expenses related to this agreement.

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

Pursuant to the terms of the Sub-license Agreement, the Company has granted a sub-license on the Licensed Patents to pursue development and commercialization for the treatment of all veterinary conditions. In consideration, Petcanna will (a) issue 450,000 common shares of its share capital (the “Petcanna Shares”) 30 days after the effective date; and (b) pay royalties of 1% of net sales. The Company will be issued 85% and Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. (“Yissum”) will be issued 15% of the 450,000 common shares of the Petcanna subsidiary. The Petcanna shares are deemed to be founders shares with no value. The Petcanna shares have not been issued as of December 31, 2024.

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

As of December 31, 2024 and 2023, the Company had no leases as well as no lease or rent expense as of those dates.

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

The Consulting Agreement had an initial term of three years, and renews thereafter for additional three-year terms, until terminated as provided in the agreement. The Consulting Agreement can be terminated by either party with 12 months prior written notice (provided the Company’s right to terminate the agreement may only be exercised if the Consultant fails to perform his required duties under the Consulting Agreement), or by the Company immediately under certain conditions specified in the Consulting Agreement if (a) the Consultant fails or neglects efficiently and diligently to perform the services required thereunder or is guilty of any breach of its or his obligations under the agreement (including any consent granted under it); (b) the Consultant is guilty of any fraud or dishonesty or acts in a manner (whether in the performance of the services or otherwise) which, in the reasonable opinion of the Company, has brought or is likely to bring the Consultant, the Company or any of its affiliates into disrepute or is convicted of an arrestable offence (other than a road traffic offence for which a non-custodial penalty is imposed); or (c) the Consultant becomes bankrupt or makes any arrangement or composition with his creditors. If the Consulting Agreement is terminated by the Company for any reason other than cause, the Consultant is entitled to a lump sum payment of 12 months of his fee as of the date of termination.

Effective March 30, 2021, in satisfaction of amounts owed to the Consultant for 50% of Bonus 2, the Company issued 265 shares of the Company’s common stock to the Consultant. Additionally, on April 15, 2021, in satisfaction of amounts owed to the Consultant for an additional 19% of Bonus 2, the Company issued 100 shares of the Company’s common stock to the Consultant.

Effective August 27, 2021, in satisfaction of amounts owed to the Consultant for the remainder of Bonus 2, the Company issued 162 shares of the Company’s common stock to the Consultant since the Company raised $15 million in a financing transaction, as per the agreement. All issuances were made under the Company’s 2020 Omnibus Incentive Plan. See Note 11 – Stockholders’ (Deficit) Equity.

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

On December 28, 2022, the Company entered into an Amendment to the Consulting Agreement, whereby the Company agreed that the Consultant’s monthly fee increased to £35,000 beginning on January 1, 2023 until the end of the term of the agreement; if the agreement is terminated by the Company for any reason other than cause, the consultant will be entitled to a lump sum payment of 12 months of his monthly fee as of the date of termination. Amounts owed for 2024 have been accrued.

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

Pursuant to the Amendments, each of Dr. Woody and Dr. Rothbard, effective as of January 1, 2024, agreed to a reduction of the base salaries set forth in their respective amended employment agreements, by 50%, to $245,000 per year for Dr. Woody and to $100,000 per year for Dr. Rothbard, with the amount of such salary reductions ($20,416 per month for Dr. Woody and $8,333 per month for Dr. Rothbard) accruing monthly in arrears, to be paid upon the Company raising at least $5,000,000 in funding subsequent to the date of the Amendments (the “Funding Date”), provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety. In May 2024, Dr. Rothbard entered into a Separation and Release Agreement whereby Dr. Rothbard released the Company from any obligation to pay accrued amounts. In May 2024, Dr. Woody entered into a Separation Agreement as discussed below.

Also pursuant to the Amendments, each of Dr. Steinman and Sir Marc Feldmann, effective as of January 1, 2024, agreed to a reduction of the base salaries set forth in their respective consulting agreements, by 100%, to $0 per year for each of Dr. Steinman and Sir Marc Feldmann, with the amount of such salary reductions ($18,750 per month or $225,000 per year, for Dr. Steinman and £14,167 per month or £170,000 per year, for Sir Marc Feldmann) accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety. Sir Marc Feldmann entered into a separation agreement in September 2024 as discussed below and Dr. Steinman entered into fourth amendment to consulting agreement as discussed below.

Woody Separation Agreement

On May 7, 2024, Dr. James N. Woody resigned as Chief Executive Officer (Principal Executive Officer), and as a member of the Board of Directors, of the Company effective the same date, and entered into a Separation and Release Agreement with the Company (the “Woody Separation Agreement”).

Under the Woody Separation Agreement, the Company (a) paid Dr. Woody $50,000 in cash, less all applicable withholdings and required deductions (the “Severance Cash”); (b) issued Dr. Woody 25,000 fully-vested shares of the Company’s common stock; and (c) provided Dr. Woody the right to earn the Future Contingent Payment (as defined below). The amounts above (except for the amounts payable pursuant to (c), which shall be paid by the 15th day following the date such payment is due as discussed below), were required to be paid within 15 days of the date of Dr. Woody’s resignation (the “Payment Date”). We also agreed to pay Dr. Woody a bonus of $50,000 (the “Future Contingent Payment”), [A] if we, within the 24 months following the date of Dr. Woody’s resignation, complete any corporate transaction, including but not limited to any merger, reverse merger, acquisition, disposal, joint-venture and/or investment involving the Company (a “Corporate Transaction”), which results in a Change of Control (a “Change of Control” means any Corporate Transaction pursuant to which the ownership of an aggregate of 50.1% or more of the outstanding shares of the Company is held by one or more parties after completing the Corporate Transaction); or [B] if we raise at least $5 million from any source within 12 months from Dr. Woody’s resignation date. The Future Contingent Payment is to be forfeited from Dr. Woody in the event that we are required to restate any financial statements of the Company for periods prior to Dr. Woody’s resignation date, if Dr. Woody was Chief Executive Officer of the Company during such period(s), or any disclosure made by the Company in any report or filing with the Securities and Exchange Commission, is found by the Company to be materially incorrect or misleading, as determined by the reasonable discretion of the Board of Directors of the Company (each a “Forfeiture Trigger”). In the event a Forfeiture Trigger occurs or is deemed to have occurred, Dr. Woody is also required to promptly repay in full the Severance Cash.

Under the Woody Separation Agreement, Dr. Woody agreed to provide a customary general release to the Company, waived any severance pay that would have been due pursuant to the terms of his employment agreement, agreed to the termination of his employment agreement, and also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company. The 25,000 fully-vested shares of the Company’s common stock due to Dr. Woody were issued under the Company’s Second Amended and Restated 2022 Omnibus Incentive Plan. As a result of the separation, the Company had a total of $237,748 of accrued expenses owed to Dr. Woody waived in full, realizing a gain of $132,498 during the nine months ended September 30, 2024, which is included in additional paid-in capital on the consolidated statement of stockholders’ equity (deficit) due to the related party nature of the settlement.

On February 5, 2025, the Company entered into a First Amendment to Separation and Release Agreement with Dr. Woody (the “First Amendment”). Pursuant to the First Amendment, Dr. Woody agreed to amend the terms of the Woody Separation Agreement, to terminate the prior requirement of the Company set forth therein to pay Dr. Woody the Future Contingent Payment, [A] if the Company, within the 24 months following the date of Dr. Woody’s resignation, complete any corporate transaction, including but not limited to any merger, reverse merger, acquisition, disposal, joint-venture and/or investment involving the Company, which results in a change of control; or [B] if the Company raises at least $5 million from any source within 12 months from Dr. Woody’s resignation date. Instead, pursuant to the First Amendment, Dr. Woody agreed to accept $60,000 in shares of restricted common stock of the Company (or 43,166 shares of common stock, based on the closing sales price of the Company’s common stock on February 5, 2025, which closing price was $1.39 per share, the “Separation Shares”), in lieu of the Future Contingent Payment which obligation was terminated. The Separation Shares include piggyback registration rights for a resale registration statement relative to the Separation Shares for a period of six (6) months.

The First Amendment also required Dr. Woody to enter into a Voting Agreement with the Company. Pursuant to the Voting Agreement, which was entered into on February 5, 2025, by Dr. Woody, the Company, and Blair Jordan, the Company’s Chief Executive Officer, solely for the benefit of the Company, Dr. Woody agreed to vote the Separation Shares as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to February 5, 2026; the date after August 5, 2025, that Dr. Woody has sold all of the Separation Shares; or the date that the Company terminates the Voting Agreement. In order to enforce the terms of the Voting Agreement, and solely for the benefit of the Company, Dr. Woody provided Mr. Jordan (or his assigns) an irrevocable voting proxy to vote the Separation Shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders. The Voting Agreement also provides a restriction on Dr. Woody’s sale or transfer of any of the Separation Shares until August 5, 2025.

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

Appointment of Interim Chief Executive Officer and Consulting Agreement

Also effective on May 7, 2024, the Board of Directors appointed Mr. Blair Jordan, a then member of the Board of Directors of the Company, as Interim Chief Executive Officer and Principal Executive Officer of the Company, to fill the vacancy left by Dr. Woody’s resignation. Upon such appointment, Mr. Jordan ceased being the Lead Independent director of the Company, and ceased being a member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board of Directors.

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

Non-Executive Director Compensation

Effective March 7, 2024, the Board of Directors of the Company appointed Omar Jimenez and Ryan L. Smith as members of the Board of Directors (“Board”), which Appointments were effective as of the same date.

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

On December 2, 2024, Mr. Omar Jimenez resigned effective as of December 3, 2024 from the Board. Effective as of the date of his resignation from the Board, the March 4, 2024 Offer Letter between Mr. Jimenez and the Company was terminated. Mr. Jimenez continued to serve as the Chief Financial Officer and Secretary of the Company until December 16, 2024 when he tendered his resignation.

On December 3, 2024, immediately upon Mr. Jimenez’s resignation, the Board of the Company appointed Stephen H. Shoemaker as a member of the Board. In connection with Mr. Shoemaker’s appointment to the Board, the Company entered into an offer letter with Mr. Shoemaker (the “Shoemaker Offer Letter”). The Shoemaker Offer Letter provides for Mr. Shoemaker to be paid $50,000 per year as an annual retainer fee for serving on the Board.

On February 4, 2025, the Board of the Company appointed independent director Ryan Smith, as Lead Independent Director of the Company, and agreed to pay Mr. Smith an additional $20,000 per year for his services in such role.

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

In addition, the number of shares of common stock issuable upon exercise of stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plans) were proportionately adjusted by the applicable administrator, using the 1-for-19 ratio, and rounded down to the nearest whole share. The conversion rates of the Company’s preferred stock (of which none are outstanding) were also adjusted in a ratio of 1-for-19. The number of shares issuable upon exercise of the Company’s outstanding warrants to purchase shares of common stock outstanding were also equitably adjusted pursuant to the terms of such securities in connection with the 1-for-19 Reverse Stock Split. In addition, the exercise price for each outstanding stock option and warrant were increased in inverse proportion to the 1-for-19 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee or warrant holder to the Company for the shares subject to the option or warrant will remain approximately the same as the aggregate exercise price prior to the Reverse Stock Split, subject to the terms of such securities.

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

Preferred Stock

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation filed on November 6, 2020, the Company has 5,000,000 preferred shares authorized at a par value of $0.0001 per share, of which 1,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1 share is designated as the Class K Special Voting Share; 1 share is designated as the Class C Special Voting Share; and 1,000,000 shares are designated as Series B Convertible Preferred Stock (“Series B Preferred”). The Class K Special Voting Share and the Class C Special Voting Share are together, the “Special Voting Shares”. As of December 31, 2023, there is no Series A Preferred issued or outstanding; there is one Class K Special Voting Share, no Class C Special Voting Share issued and outstanding and no Series B Preferred Stock issued and outstanding. As of December 31, 2024, there are no Series A Preferred, Class K Special Voting Shares or Class C Special Voting Shares outstanding and 1,000,000 outstanding shares of Series B Preferred.

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

The Series B Preferred Stock is discussed above under Note 11 Stockholders’ (Deficit) Equity.

Common Stock

The Company is authorized to issue 100,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. Holders of the Company’s shares of the Company’s common stock are entitled to one vote for each share.

2024

December 2024 Offering

On December 27, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 1,200,000 shares of the Company’s common stock and, in a concurrent private placement, warrants (the “Purchase Warrants”) to purchase up to 1,200,000 shares of common stock. The combined purchase price per Share and Purchase Warrant was $2.41. Aggregate gross proceeds from the December 2024 Offering were $2,892,000, and the Company received net proceeds of $2,572,789 after offering costs of $319,211.

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

Shares issued for Services

On July 19, 2024, the Company issued a total of 28,012 shares of common stock to two consultants in settlement of approximately $96,000 of accounts payable in consideration for services rendered. The shares were issued under the Company’s Second Amended and Restated 2022 Omnibus Incentive Plan. The shares had a fair value of $5,950 and the Company recognized a gain of $36,682 during the three months ended September 30, 2024.

Amendment to August 2023 Offering

As discussed below, on August 9, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Purchaser”), in addition to certain purchasers who relied on the Company’s registration statement filed with the SEC on July 25, 2023, which became effective on August 9, 2023, pursuant to which the Company agreed to sell an aggregate of 35,102 shares of common stock (the “August 2023 Shares”), pre-funded warrants to purchase up to an aggregate of 207,814 shares of common stock (“August 2023 Pre-Funded Warrants”), and common stock warrants to purchase up to an aggregate of 242,915 shares of common stock (the “August 2023 Common Warrants”), at a combined purchase price of $12.35 per share and warrant (the “August 2023 Offering”). Aggregate gross proceeds from the August 2023 Offering were $2,999,606. Net proceeds to the Company from the offering, after deducting the placement agent fees and other offering expenses payable by the Company, were approximately $2.7 million. The placement agent fees and offering expenses of approximately $300,000 were accounted for as a reduction of additional paid in capital. The August 2023 Offering closed on August 14, 2023.

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

Third Amendment to the 2022 Omnibus Incentive Plan

On December 27, 2024, the Company held its 2024 annual meeting of stockholders, and approved the adoption of a Third Amendment to the 180 Life Sciences Corp. 2022 Omnibus Incentive Plan. Such amendment increased the maximum number of shares available to be issued under the Plan from 223,679 shares to 1,000,000 shares.

2023

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

During 2023, the Company entered into a series of amendments to these warrants in August and November; such amendments changed the exercise price from $33.82 to $15.77 (see Second Amendment to Common Warrant Agreements for the July 2022, December 2022 and April 2023 Offerings section below), and $3.23 (see Amendment to the August 2023 Offering section below), respectively. As of December 31, 2023, these warrants were not exercisable until the Company obtained stockholder approval with respect to the 734,262 shares of common stock upon exercise of warrants issued in connection with the Amendment to the August 2023 Offering (see Amendment to the August 2023 Offering section below), at which point the December 2022 Common Warrants will remain exercisable until the fifth anniversary of the stockholder approval date. The stockholder approval date occurred on February 16, 2024.

As of December 31, 2023, all 61,615 of the April 2023 Pre-Funded Warrants have been exercised for a value of $117; and there are no unexercised April 2023 Pre-Funded Warrants remaining as of the end of 2023. No April 2023 Common Warrants had been exercised as of December 31, 2023.

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

First Amendment to the 2022 Omnibus Incentive Plan

At the 2023 Annual Meeting of Stockholders of the Company held on July 6, 2023, the stockholders of the Company approved the First Amendment (“First Amendment”) to the 180 Life Sciences Corp. 2022 Omnibus Incentive Plan. The First Amendment was originally approved by the Board of Directors of the Company on May 5, 2023, subject to stockholder approval and the First Amendment became effective at the time of stockholder approval. The First Amendment increased the maximum number of shares available to be issued under the 2022 Omnibus Incentive Plan from 6,315 shares to 24,736 shares.

August 2023 Offering

On August 9, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, in addition to certain purchasers who relied on the Company’s registration statement filed with the SEC on July 25, 2023, which became effective on August 9, 2023, pursuant to which the Company agreed to sell an aggregate of 35,102 shares of common stock, pre-funded warrants to purchase up to an aggregate of 207,814 shares of common stock, and common stock warrants to purchase up to an aggregate of 242,915 shares of common stock at a combined purchase price of $12.35 per share and warrant. Aggregate gross proceeds from the August 2023 Offering were approximately $3.0 million, and the August 2023 Offering closed on August 14, 2023.

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

During 2023, the Company entered into a series of amendments to these warrants in August and November; such amendments changed the exercise price from $12.35 to $3.23 (see Amendment to the August 2023 Offering section above). As of December 31, 2023, these warrants were not exercisable until the Company obtains stockholder approval with respect to the 734,262 shares of common stock upon exercise of warrants issued in connection with the Amendment to the August 2023 Offering (see Amendment to the August 2023 Offering section above), at which point the Existing Common Warrants (defined below) will remain exercisable until the fifth anniversary of the stockholder approval date. The stockholder approval date occurred on February 16, 2024.

As of December 31, 2023, all of the August 2023 Pre-Funded Warrants have been exercised for a value of $395 and there are no unexercised August 2023 Pre-Funded Warrants remaining as of the end of 2023. No August 2023 Common Warrants had been exercised as of December 31, 2023.

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

Restricted Stock Shares Issued during 2023

The Company recognized stock-based compensation expense related to the amortization of the Restricted Stock Shares of $17,820 for the year ended December 31, 2023. There is no more unrecognized stock-based compensation related to these shares as of the end of the period.

Below is a table summarizing the Restricted Stock Shares granted and outstanding as of and for the year ended December 31, 2023:

	Unvested Restricted	Weighted Average Grant Date
	Stock	FV Price
Unvested as of January 1, 2023	15	$1,539.00
Granted	-	-
Vested	(12)	1,539.00
Forfeited	(3)	1,539.00
Unvested as of December 31, 2023	-

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

During the years ended December 31, 2024 and 2023, no shares were issued upon the exchange of common stock equivalents associated with the Special Voting Shares, and the balance was 14 shares as of each date.

Stock Options

A summary of the option activity during the years ended December 31, 2024 and 2023 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)	Intrinsic Value
Outstanding, January 1, 2023	8,561	$1,607.97	8.6	-
Granted	14,193	12.73	9.0	-
Forfeited	(4,966)	-	-	-
Outstanding, December 31, 2023	17,788	633.95	9.0	-
Granted	20,000	1.95	2.0	-
Forfeited	(16,159)	-	-	-
Outstanding, December 31, 2024	21,629	$28.25	2.2	$-

Exercisable, December 31, 2024	21,088	$15.07	2.0	$-

A summary of outstanding and exercisable stock options as of December 31, 2024 is presented below:

Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$1,501.00	130	6.9	116
$516.80	710	7.4	183
$12.73	789	8.7	789
$1.95	20,000	1.7	20,000
	21,629	4.0	21,088

The Company recognized stock-based compensation expense of $279,579 for the year ended December 31, 2024, respectively, related to the amortization of stock options. Expense of $274,379 is included within general and administrative expenses on the consolidated statements of operations of $5,200 is included within research and development expenses on the consolidated statements of operations for the year ended December 31, 2024. As of December 31, 2024, there was $211,532 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 0.94 years. The Company recognized stock-based compensation expense of $2,176,314 for the year ended December 31, 2023, related to the amortization of stock options. The expense is included within general and administrative expenses or research and development expenses on the consolidated statements of operations. As of December 31, 2023, there was $491,363 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.05 years.

The assumptions listed below for 2024 and 2023 were derived using i) the risk free interest rate published by the federal reserve on the date of grant, ii) the expected term used is the average of the contractual term plus the weighted average vesting term, iii) the volatility was derived using rates from third-party valuation reports of other financial instruments for the applicable quarter and iv) the expected dividends rate used is taken from the applicable option award agreement.

The assumptions used in the Black-Scholes valuation method for these options which were issued in 2024 were as follows:

Risk free interest rate	3.88%
Expected term (years)	2.00
Expected volatility	152.9%
Expected dividends	0%

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

Warrants

On October 16, 2024, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of certain of the Company’s existing warrants to purchase shares of common stock (“Existing Warrants”). Pursuant to the Inducement Agreement, the Holder agreed to exercise for cash Existing Warrants to purchase up to 950,069 shares of common stock at an exercise price of $3.48 per share. On October 16 and 17, 2024, the Existing Warrants were exercised in full for cash by the Holder and the Company received $3,320,331 before deducting financial advisory fees and other expenses payable by us, and net proceeds of $2,7,97,936.

On October 17, 2024, the Company issued the Holder new warrants to purchase up to 1,900,138 shares of common stock with an exercise price of $1.50 per share (the “Inducement Warrants” and the shares of common stock issuable upon conversion thereof, the “Inducement Warrant Shares”) pursuant to the terms of the Inducement Agreement. The Inducement Warrants are immediately exercisable and have a term of exercise of five years. The Company estimated the fair value of the Inducement Warrants to be $8,011,050 using a black scholes option pricing model and assumptions including an estimated volatility of 174.50%, a risk free rate of 3.90%, a dividend rate of 0%, and an expected term of 2 years. The fair value of the warrants was recognized as a deemed dividend.

The Company agreed in the Inducement Agreement to file a registration statement on Form S-1 to register the resale of the Inducement Warrant Shares upon exercise of the Inducement Warrants (the “Resale Registration Statement”) by November 15, 2024, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within sixty (60) calendar days following the date of filing with the SEC (or ninety (90) calendar days following the date of filing with the Commission in the event of a ‘full review’ by the SEC ) and to keep the Resale Registration Statement effective at all times until no holder of the Inducement Warrants owns any Inducement Warrants or Inducement Warrant Shares. In the event that the Company fails to timely deliver to the Holder the Inducement Warrant Shares without restrictive legends, the Company has agreed to pay certain liquidated damages to the Holder. The Resale Registration Statement was timely filed and timely declared effective by the SEC.

A summary of the warrant activity (including certain warrants granted in August 2021, July 2022, December 2022, April 2023, August 2023, November 2023 and December 2024 as part of private offerings, all of which are equity-classified; see Note 11 - Stockholders’ (Deficit) Equity) during the years ended December 31, 2024 and 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2023	180,832	$644.80	5.1	$125,211
Issued	1,329,275	1.95	5.4	-
Exercised	(269,429)	0.0019	-	-
Outstanding, December 31, 2023	1,240,678	$83.98	5.1	1,832,026
Issued	6,100,138	1.74	5.5	-
Exercised	(1,207,274)	2.54	-	-
Expired	(66)	2,686.60	-	-
Outstanding, December 31, 2024	6,133,476	$18.19	5.1	$1,028,044

Exercisable, December 31, 2024	6,133,476	$18.19	5.9	-

A summary of outstanding and exercisable warrants as of December 31, 2024 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$4,370.00	15,794	0.8	15,794
$2,850.00	6,579	1.6	6,579
$2,686.60	168	-	168
$1,900.00	6,748	1.1	6,748
$3.23	4,049	4.1	4,049
$2.28	1,200,000	5.5	1,200,000
$1.68	3,000,000	6.8	3,000,000
$1.50	1,900,138	4.8	1,900,138
	6,133,476	5.9	6,133,476

NASDAQ Compliance

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

NOTE 12 - INCOME TAXES

The Company is subject to federal and state/provincial income taxes in the United States, Canada, and the United Kingdom and each legal entity files on a non- consolidated basis. The benefit of the pre-reorganization net operating losses of 180 LP were passed through to its owners.

The losses before income taxes consist of the following domestic and international components:

	For the Years Ended
	December 31,
	2024	2023
Domestic	$(4,798,196)	$(20,025,289)
International	(1,666,005)	(2,259,237)
	$(6,464,201)	$(22,284,526)

The provision for income taxes consists of the following benefits:

	For the Years Ended
	December 31,
	2024	2023
Deferred tax benefits:
Domestic:
Federal	$1,534,308	$4,004,891
State	137,469	1,399,496
International	(490,178)	591,583
	1,181,599	5,995,970
Change in valuation allowance	(885,575)	(3,646,556)
Net income tax benefit	$296,024	$2,349,414

Certain deferred tax assets are denominated in currencies other than the US dollar and are subject to foreign currency translation adjustments. The provision for income taxes differs from the United States Federal statutory rate as follows:

	For the Years Ended
	December 31,
	2024	2023
US Federal statutory rate	21.0%	21.0%
Difference between domestic and foreign federal rates	(1.3)%	(0.2)%
State and provincial taxes, net of federal benefits	3.1%	6.3%
Permanent differences:
Stock-based compensation	(1.0)%	-%
Change in the fair value of derivatives and accrued issuable equity	(5.6)%	0.4%
Other	4.0%	(0.5)%
Change in valuation allowance	(15.1)%	(16.4)%
Effective income tax rate	5.0%	10.6%

Deferred tax assets and liabilities consist of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$17,520,749	$16,460,534
Amortization	567,589	318,546
Accrued compensation not currently deductible	-	75,638
Stock compensation	2,098,598	2,126,581
Accrued interest	16,461	150,502
Reserve for uncollectible notes receivable	28,061	162,770
Organizational costs deferred for tax purposes	-	8,125
Other	510,298	-
	20,741,756	19,302,696

Deferred tax liabilities:
Difference between book and tax basis related to:
Technology license	-	(351,791)
Other	(1, 210,157)	(639,726)
	(1,210,157)	(991,517)

Total of deferred tax assets and liabilities	19,531,599	18,311,179
Valuation allowance	(19,531,599)	(18,662,970)
Total of deferred tax assets and liabilities, net	$-	$(351,791)

The change in the valuation reserve for deferred tax assets consists of the following:

	For the Years Ended
	December 31,
	2024	2023
Beginning of period	$(18,662,971)	$(15,016,414)
Change in valuation pursuant to the tax provision	(1,170,373)	(3,732,408)
True-up to a prior year’s tax return	301,745	85,851
End of period	$(19,531,599)	$(18,662,971)

As of December 31, 2024, the Company had net operating loss (“NOL”) carryforwards that may be available to offset future taxable income in various jurisdictions as follows:

●	Approximately $69,054,000 of domestic federal and state NOLs. The federal NOLs have no expiration date and are subject to 80% of taxable income; the state NOLs will begin to expire in 2039;

●	Approximately $8,590,000 each of Canadian federal and provincial NOLs. Those NOLs will begin to expire in 2038; and

●	Approximately $11,548,000 of United Kingdom federal NOLs. Those NOLs have no expiration date.

The utilization of the domestic NOLs to offset future taxable income may be subject to annual limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740. ASC 740 requires that such review considers all available positive and negative evidence, including the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2024 and 2023, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance. The Company recorded increases in the valuation allowance of $896,575 and $3,646,557 in connection with the tax provisions for the years ended December 31, 2024 and 2023, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2024 and 2023, nor were any tax related interest or penalties incurred during those periods. The Company’s tax returns filed in the United States, Canada, and the United Kingdom since inception remain subject to examination.

NOTE 13 - RELATED PARTIES

Accounts Payable – Related Parties

Accounts payable - related parties were $684,181 and $266,009 as of December 31, 2024 and 2023, respectively, and consist of amounts due to certain officers and directors of the Company, as well as deferred compensation for certain executives. For the accounts payable – related party balance as of December 31, 2024 and 2023, approximately $0 and $210,000, respectively, relates to income taxes payable to the U.K. government for the salary of Prof. Sir Marc Feldmann, who previously served as the Chairman, CEO and Executive Director of CannBioRex.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $567,832 and $480,777 during the years ended December 31, 2024 and 2023, respectively, is related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

General and Administrative Expenses - Related Parties

General and Administrative Expenses – Related Parties during the years ended December 31, 2024 and 2023, were $0 and $46,555, respectively. Of the expenses incurred during 2024 and 2023, these primarily relate to professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

NOTE 14 - SUBSEQUENT EVENTS

On January 30, 2025, the Company cancelled 2,385 shares previously issued to Tyche Capital LLC.

On February 5, 2025, the Company entered into a First Amendment to Separation and Release Agreement with James N. Woody, the Company’s former Chief Executive Officer and director (the “First Amendment”). Pursuant to the First Amendment, Dr. Woody agreed to amend the terms of that certain Separation and Release Agreement dated May 7, 2024, entered into between Dr. Woody and the Company, to terminate the prior requirement of the Company set forth therein to pay Dr. Woody a bonus of $50,000 (the “Future Contingent Payment”), [A] if the Company, within the 24 months following the date of Dr. Woody’s resignation, complete any corporate transaction, including but not limited to any merger, reverse merger, acquisition, disposal, joint-venture and/or investment involving the Company, which results in a change of control; or [B] if the Company raises at least $5 million from any source within 12 months from Dr. Woody’s resignation date. Instead, pursuant to the First Amendment, Dr. Woody agreed to accept $60,000 in shares of restricted common stock of the Company (or 43,166 shares of common stock, based on the closing sales price of the Company’s common stock on February 5, 2025, which closing price was $1.39 per share, the “Separation Shares”), in lieu of the Future Contingent Payment which obligation was terminated. The Separation Shares include piggyback registration rights for a resale registration statement relative to the Separation Shares for a period of six (6) months.

The First Amendment also required Dr. Woody to enter into a Voting Agreement with the Company. Pursuant to the Voting Agreement, which was entered into on February 5, 2025, by Dr. Woody, the Company, and Blair Jordan, the Company’s Chief Executive Officer, solely for the benefit of the Company, Dr. Woody agreed to vote the Separation Shares as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to February 5, 2026; the date after August 5, 2025, that Dr. Woody has sold all of the Separation Shares; or the date that the Company terminates the Voting Agreement. In order to enforce the terms of the Voting Agreement, and solely for the benefit of the Company, Dr. Woody provided Mr. Jordan (or his assigns) an irrevocable voting proxy to vote the Separation Shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders. The Voting Agreement also provides a restriction on Dr. Woody’s sale or transfer of any of the Separation Shares until August 5, 2025.

Effective on February 15, 2025, the Company appointed Eric R. Van Lent as the Chief Accounting Officer (Principal Accounting/Financial Officer) of the Company (the “Appointment”), which Appointment was effective as of the same date. As a result of the Appointment, Blair Jordan, the Chief Executive Officer (Principal Executive Officer) of the Company, who had served as the Principal Accounting/Financial Officer of the Company since October 16, 2024, stepped down from such role, also effective on February 15, 2025. Effective on February 15, 2025, the Company entered into an Executive Consulting Agreement dated January 30, 2025 with Mr. Van Lent and EVL Consulting, LLC (an entity owned by Mr. Van Lent)(“EVL Consulting” and the “EVL Consulting Agreement”). Pursuant to the EVL Consulting Agreement, the Company agreed to engage EVL Consulting to provide the services of Mr. Van Lent to the Company as Chief Accounting Officer of the Company. The EVL Consulting Agreement has a term through July 30, 2025, unless otherwise terminated pursuant to the terms of the agreement (discussed below) and provides for Mr. Van Lent to act as Chief Accounting Officer of the Company, and to be paid $8,000 per month for an average of 10 hours of work per week, with any hours in excess of that amount being compensated at the rate of $200 per hour, only if preapproved in writing by the Company. Notwithstanding the above, the Board of Directors, with the recommendation of the Compensation Committee, may grant Mr. Van Lent bonuses from time to time in its discretion, in cash or equity. The EVL Consulting Agreement includes customary confidentiality, non-disclosure and proprietary right requirements of EVL Consulting and Mr. Van Lent, and a prohibition on EVL Consulting and Mr. Van Lent competing against us during the term of the agreement.

The Company has the right to terminate the EVL Consulting Agreement at any time, provided that it pays EVL Consulting $10,000 upon such termination, payable within 60 days of such termination date.

The Company is also able to terminate the EVL Consulting Agreement at any time, without notice upon: (a) the death or physical or mental incapacity of Mr. Van Lent if as a result of which Mr. Van Lent is unable to perform services for a period in excess of 30 days; (b) in the event Mr. Van Lent or a related party to Mr. Van Lent ceases to own or control 100% of EVL Consulting; or (c) “just cause”, which means any of the following events: (i) any material or persistent breach by EVL Consulting or Mr. Van Lent of the terms of the agreement; (ii) the conviction of EVL Consulting or Mr. Van Lent of a felony offence, or the equivalent in a non-American jurisdiction, or of any crime involving moral turpitude, fraud or misrepresentation, or misappropriation of money or property of the Company or any affiliate of the Company; (iii) a willful failure or refusal by EVL Consulting or Mr. Van Lent to satisfy its respective obligations to the Company under the agreement including without limitation, specific lawful directives, reasonably consistent with the agreement, or requests of the Board; (iv) any negligent or willful conduct or omissions of EVL Consulting or Mr. Van Lent that directly results in substantial loss or injury to the Company; (v) fraud or embezzlement of funds or property, or misappropriation involving the Company’s assets, business, customers, suppliers, or employees; (vi) any failure to comply with any of the Company’s written policies and procedures, including, but not limited to, the Company’s Corporate Code of Ethics and Insider Trading Policy, provided that subject to certain limited exceptions, we must first give written notice to EVL Consulting and Mr. Van Lent, as applicable, advising them of the acts or omissions that constitute failure or refusal to perform their obligations and that failure or refusal continues after EVL Consulting and Mr. Van Lent, as applicable, has had thirty (30) days to correct the acts or omissions as set out in the notice.

If the Company terminates the EVL Consulting Agreement for just cause, we are required to pay EVL Consulting any unpaid fees and/or unpaid and unreimbursed expenses accrued but unpaid prior to the effective termination date.

On February 20, 2025, the Company entered into an Executive Consulting Agreement with Mr. Blair Jordan dated February 21, 2025, the Company’s Chief Executive Officer and director, and Blair Jordan Strategy and Finance Consulting Inc. (an entity owned by Mr. Jordan)(the “Jordan Agreement”). The Jordan Agreement replaced and superseded a prior Executive Consulting Agreement with Mr. Jordan and Jordan Consulting dated May 7, 2024 (the “Prior Agreement”).

Pursuant to the Jordan Agreement, the Company agreed to continue to engage Jordan Consulting to provide the services of Mr. Jordan to the Company as Chief Executive Officer of the Company. The Jordan Agreement has a term beginning effective January 1, 2025, and continuing through December 31, 2026, unless otherwise terminated pursuant to the terms of the agreement (discussed below), provided that in the event that the parties have not agreed to an extension or termination of the Jordan Agreement with at least 30 days written notice at the end of the term, the agreement automatically renews for successive terms of one year upon the expiration of the primary term or any renewal.

The Jordan Agreement provides for Mr. Jordan to act as Chief Executive Officer of the Company, and to be paid $240,000 per year (previously Mr. Jordan was paid $216,000 per year under the Prior Agreement) in consideration for services rendered to the Company (the “Fee”).

The agreement also allows the Company to pay Mr. Jordan or Jordan Consulting an incentive bonus of up to 100% of the Fee per year, in the form of cash or equity, in the discretion of the Compensation Committee and the Board. Any additional bonus payments in 2025, if any, and subsequent bonus payments in 2026 from the Company to the Mr. Jordan or Jordan Consulting, if any, will be based on criteria to be determined by the Compensation Committee of the Board. The Board and Compensation Committee may also pay Mr. Jordan or Jordan Consulting bonuses from time to time in cash or equity, in their sole discretion, with any bonus earned being paid by March 15th of the year following the date it is earned.

The Company also agreed to grant 160,000 shares of restricted common stock (the “Shares”), to Mr. Jordan under the Company’s Third Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (the “Incentive Plan”), with such Shares to be evidenced and documented by a Notice of Restricted Stock Grant and Restricted Stock Grant Agreement to be entered into between Mr. Jordan and the Company, and subject to vesting as follows: (a) 80,000 Shares vest on January 1, 2026, subject to Mr. Jordan’s continued service to the Company on such vesting date; and (b) 80,000 Shares vest on December 31, 2026, subject to Mr. Jordan’s continued service to the Company on such vesting date. In the event that the agreement is terminated by us without “cause” or by Jordan Consulting for “good reason”, the Shares and all options and shares then outstanding and scheduled to vest within one year of termination will immediately vest, and (iii) the treatment of the Shares and all options and shares then outstanding and scheduled to vest outside of one year from termination will be determined solely by the Compensation Committee.

The Jordan Agreement includes customary confidentiality, non-disclosure and proprietary right requirements of Jordan Consulting and Mr. Jordan, and a prohibition on Jordan Consulting and Mr. Jordan competing against us during the term of the agreement. Jordan Consulting may terminate the Jordan Agreement at any time for “good reason” as described in the Jordan Agreement, subject to certain cure rights; at any time without “good reason”; and upon expiration of the term or any renewal.

The Company may terminate the Jordan Agreement at any time for “just cause” (as described below) and for any reason other than “just cause”. “Just cause” means the occurrence of any of the following events: (i) any material or persistent breach by Jordan Consulting or Mr. Jordan of the terms of the agreement; (ii) the conviction of Jordan Consulting or Mr. Jordan of a felony offence, or the equivalent in a non-American jurisdiction, or of any crime involving moral turpitude, fraud or misrepresentation, or misappropriation of money or property of the Company or any affiliate of the Company; (iii) a willful failure or refusal by Jordan Consulting or Mr. Jordan to satisfy its respective obligations to the Company under the agreement including without limitation, specific lawful directives, reasonably consistent with the agreement, or requests of the Board; (iv) any negligent or willful conduct or omissions of Jordan Consulting or Mr. Jordan that directly results in substantial loss or injury to the Company; (v) fraud or embezzlement of funds or property, or misappropriation involving the Company’s assets, business, customers, suppliers, or employees; (vi) any failure to comply with any of the Company’s written policies and procedures, including, but not limited to, the Company’s Corporate Code of Ethics and Insider Trading Policy, provided that subject to certain limited exceptions, we must first give written notice to Jordan Consulting and Mr. Jordan, as applicable, advising them of the acts or omissions that constitute failure or refusal to perform their obligations and that failure or refusal continues after Jordan Consulting and Mr. Jordan, as applicable, has had thirty (30) days to correct the acts or omissions as set out in the notice, if such acts are correctable.

The Company is also able to terminate the Jordan Agreement at any time, without notice upon: (a) the death or physical or mental incapacity of Mr. Jordan if as a result of which Mr. Jordan is unable to perform services for a period in excess of 60 days; or (b) in the event Mr. Jordan or a related party to Mr. Jordan ceases to own or control 100% of Jordan Consulting.

If the agreement is terminated by Jordan Consulting for “good reason”, or by the Company without “just cause” (other than due to death or disability), Jordan Consultant is required to be paid, in a lump sum on the thirtieth day following such termination, a severance payment equal to (i) half of the then current annualized Fee, in the event such termination occurs during the first twelve months of the agreement and 100% of the then current annualized Fee, in the event such termination occurs after the first twelve months of the Agreement, together with all outstanding expenses and pro-rated Fee (through the date of termination); (ii) any unpaid annual cash bonus in respect of any completed fiscal year that has ended prior to the date of such termination with such amount determined based on actual performance during such fiscal year as determined by the compensation committee; and (iii) immediate vesting of any and all equity or equity-related awards previously awarded. Any equity awards that vest based on various performance metrics will be vested only if such performance metrics have been met at the time of termination of service and will be determined solely by the Compensation Committee.

If the agreement is terminated without “good reason” by Jordan Consulting or for “just cause” by the Company, Jordan Consulting is entitled to the Accrued Liabilities (as defined below), and any equity awards or equity-related awards that are not vested as of the date of termination will be cancelled and forfeited and any vested awards will be exercisable pursuant to their terms.

If the agreement is terminated due to Mr. Jordan’s death or disability, Jordan Consulting or Mr. Jordan’s estate or his beneficiaries, as the case may be, will be entitled to receive (i) any accrued but unpaid Fee through the date of termination, any unpaid or unreimbursed expenses incurred in accordance with the terms of the agreement, (collectively, the “Accrued Liabilities”); (ii) any unpaid annual cash bonus in respect of any completed fiscal year that has ended prior to the date of such termination, with such amount determined based on actual performance during such fiscal year as determined by the Company’s Compensation Committee on the sixtieth day following termination; (iii) a lump sum payment of any non-discretionary annual cash bonus that would have been payable based on actual performance with respect to the year of termination in the absence of Mr. Jordan’s death or disability, pro-rated for the period that Mr. Jordan worked prior to his death or disability, and payable at the same time as the bonus would have been paid in the absence of Mr. Jordan’s death or disability; and (iv) immediate vesting of any and all equity or equity-related awards previously awarded to Jordan Consulting, irrespective of the type of award.

As a condition precedent to payment of any amount or provision of any benefit to Mr. Jordan upon termination (the “Severance Benefits”), Jordan Consulting and Mr. Jordan or Mr. Jordan’s estate, as applicable, shall execute and shall not rescind, a release in favor of the Company and all related companies, individuals, and entities, in a form satisfactory to the Company.

Upon termination of the agreement or for any reason other than “good reason” by Jordan Consulting or the Company without “just cause”, Jordan Consulting and Mr. Jordan agreed that, for a period ending six months from the date of termination, Jordan Consulting and Mr. Jordan shall not (except on behalf of the Company or with the prior written consent of the Company), directly or indirectly, compete with the Company for a period of one year, neither Mr. Jordan, nor Jordan Consulting shall solicit employees or consultants of the Company, each as discussed in greater detail in the Jordan Agreement.

On February 21, 2025, the Company entered into a Mutual Settlement and General Release Agreement with Dr. Marlene Krauss, the former Chief Executive Officer and director of KBL and KBL IV Sponsor, LLC. Pursuant to the Settlement Agreement, the Company agreed to (1) pay $50,000 within twenty days from February 21, 2025, and (2) issue 200,000 shares of restricted common stock within three business days. The Settlement Shares include piggyback registration rights for a resale registration statement relative to the Settlement Shares for a period of six (6) months.

The Settlement Agreement also required Dr. Krauss to enter into a Voting Agreement with the Company. Pursuant to the Voting Agreement, which was entered into on February 21, 2025, by Dr. Krauss, the Company, and Blair Jordan, the Company’s Chief Executive Officer, solely for the benefit of the Company, Dr. Krauss agreed to vote the Settlement Shares as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to August 21, 2025. In order to enforce the terms of the Voting Agreement, and solely for the benefit of the Company, Dr. Krauss provided Mr. Jordan (or his assigns) an irrevocable voting proxy to vote the Settlement Shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders. The Voting Agreement also provides a restriction on Dr. Krauss’s sale or transfer of any of the Settlement Shares until August 21, 2025 and provides for mutual general releases of the parties.

On March 7, 2025, the Compensation Committee and the Board approved the grant of 65,000 shares of restricted common stock to each of the current non-executive members of the Board of Directors as long-term compensation which shall vest to the holders thereof at the rate of ½ of such shares on each of July 1, 2025 and December 31, 2025, subject to continued service with the Company on such vesting dates. The Company also granted 30,000 shares of restricted common stock to an attorney which shall vest to the holder thereof at the rate of ½ of such shares on each of July 1, 2025 and December 31, 2025, subject to continued service with the Company on such vesting dates.

On March 27, 2025, Elray Resources, Inc., the sole holder of the Series B Convertible Preferred Stock of the Company converted all 1,000,000 outstanding shares of Series B Convertible Preferred Stock of the Company into 1,318,000 shares of common stock (1.318 shares of common stock for each share of Series B Convertible Preferred Stock converted), in accordance with the terms of such preferred stock and the optional conversion right set forth therein.