Form 10-K/A
period 2024-12-31
180 Life Sciences Corp.
filed 2025-04-25
CIK 1690080

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

As of March 31, 2025, there were 5,185,780 shares of common stock issued and outstanding (when including the 1,318,000 shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock, which shares were in the process of being issued on March 31, 2025, and which shares were issued on April 1, 2025).

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On March 31, 2025, 180 Life Sciences Corp. (“180 Life,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Original Form 10-K omitted certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

We currently do not expect to file our definitive proxy statement for the 2025 annual meeting of our stockholders within 120 days of December 31, 2024. Accordingly, we are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1”) solely to:

●	amend Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of the Original Form 10-K to include the information required to be disclosed under such Items;

●	delete the reference on the cover of the Original Form 10-K regarding the incorporation by reference into Part III of the Original Form 10-K of portions of our definitive proxy statement to be delivered to stockholders and filed with the SEC in connection with the 2025 annual meeting of our stockholders; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “180 Life”, “180LS” and “180 Life Sciences Corp.” refer specifically to 180 Life Sciences Corp. and its consolidated subsidiaries. References to “KBL” refer to the Company prior to our November 6, 2020 Business Combination.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“180” refers to 180 Life Corp. (f/k/a 180 Life Sciences Corp.), our wholly-owned subsidiary.

“Business Combination” means that certain business combination which closed on November 6, 2020, between KBL, KBL Merger Sub, Inc. (“Merger Sub”), 180, Katexco Pharmaceuticals Corp. (“Katexco”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), 180 Therapeutics L.P. (“180 LP” and together with Katexco and CBR Pharma, the “180 Subsidiaries” and, together with 180 Life Sciences Corp., the “180 Parties”), and Lawrence Pemble, in his capacity as representative of the stockholders of the 180 Parties, whereby KBL acquired the 180 Subsidiaries.

●	“CAD” refers to Canadian dollars;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“£” or “GBP” refers to British pounds sterling;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Position	Age
Blair Jordan	Chief Executive Officer and Director	56
Eric R. Van Lent	Chief Accounting Officer	42

Below is information regarding each executive officer’s biographical information, including their principal occupations or employment for at least the past five years, and the names of other public companies in which such persons hold or have held directorships during the past five years.

Blair Jordan — Chief Executive Officer and Director — Information regarding Mr. Jordan is set forth below under “Classified Board of Directors”.

Eric R. Van Lent — Chief Accounting Officer (Principal Accounting/Financial Officer)

Eric R. Van Lent is a seasoned finance and accounting professional with over 20 years of experience optimizing financial operations, streamlining processes, and driving revenue growth in medium to large organizations. With expertise spanning financial reporting, strategic planning, and enterprise resource planning (ERP) implementation, he has played a pivotal role in enhancing operational efficiency and profitability across manufacturing, distribution, software, defense, & Esports industries. Mr. Van Lent has served as a NetSuite advanced financials consultant with Cumula3 Group since February 2024 and as the managing member of his own consulting firm, EVL Consulting LLC, since February 2020. Mr. Van Lent previously served as Vice President and Corporate Controller of Engine Media Holdings, Inc., a software/gaming/racing/esports company from January 2018 to December 2021. In that role, he managed the restructuring and financial oversight of a multi-site international software business. He played a key role in the company's successful uplisting from the TSX Venture Exchange to Nasdaq and led the implementation of NetSuite ERP, streamlining financial reporting across multiple global operations. Mr. Van Lent has also held positions at Assa Abloy, Lockheed Martin, and Flight Line Products, where he successfully executed ERP integrations, automated financial processes, and led cost-reduction initiatives, achieving multimillion-dollar savings.

Mr. Van Lent holds a Master of Business Management in Finance from Norwich University and a Bachelor of Business Management from Pepperdine University. He is a Certified Public Accountant (CPA) licensed in California. He also served in the United States Navy.

Classified Board of Directors

The Board of Directors is divided into two classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the second annual meeting following the election. The directors are divided among the two classes as follows:

●	the Class I directors are Lawrence Steinman, Jay Goodman and Stephen H. Shoemaker, and their terms expire at the annual meeting of stockholders to be held in 2025; and

●	the Class II directors are Blair Jordan and Ryan Smith, and their terms expire at the annual meeting of stockholders to be held in 2026.

Any additional directorships resulting from an increase in the number of directors will be distributed among the two classes so that, as nearly as possible, each class will consist of one-half of the directors. The division of the Board of Directors into two classes with staggered two-year terms may delay or prevent a change of our management or a change in control.

Our current directors are as follows:

Name	Age	Position With Company	Date First Appointed as Officer or Directors	Director Class*
Class I Directors
Lawrence Steinman, M.D.	77	Director	November 2020	Class I
Jay Goodman	36	Director	October 2024	Class I
Stephen H. Shoemaker	64	Director	December 2024	Class I

Class II Directors
Blair Jordan	56	Director	February 2024	Class II
Ryan Smith	41	Director	March 2024	Class II

*	Terms expire at the 2025 annual meeting of stockholders (Class I) and the annual meeting of stockholders to be held in 2026 (Class II).

There is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current Board, except in connection with the Voting Agreements, discussed below under “Item 13. Certain Relationships and Related Transactions, and Director Independence— Related Party Agreements—Voting Agreements”. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Information regarding our current directors is provided below:

BLAIR JORDAN –CHIEF EXECUTIVE OFFICER AND CLASS II DIRECTOR

Mr. Jordan is an experienced senior executive and corporate director with experience in both private and public companies across a variety of sectors. Mr. Jordan is also the Co-Founder and Chief Executive Officer of HighMont Advisors Inc., a Vancouver-based, globally focused strategy and finance consulting company, specializing in helping clients facing corporate transition; advisory services offered include mergers and acquisitions (M&A), public and private financing, turnaround and restructuring, corporate and business development, positions he has held since January 2020. Mr. Jordan also serves as a senior advisor at Evans & Evans, Inc., a Vancouver based strategic finance consulting and advisory firm, a position he has held since October 2023. Mr. Jordan is also a member of the Executive Committee of the Board of Directors of Flair Airlines Ltd., a private company, where he shares responsibility for capital markets, corporate development, strategic and risk management, a position he has held since March 2024.

Mr. Jordan has extensive public company Board of Directors experience, including in his current roles as a member of the Board of Directors and Audit Committee of Minas Metals Ltd. (CSE:MINA); a member of the Board of Directors and Audit Committee, and chair of the Governance Committee and Compensation Committee of Goldgroup Mining Inc. (TSX:GG); a member of the Board of Directors, Chairman of the Audit Committee and Governance Committee, and member of the Compensation Committee of Standard Uranium Ltd. (TSXV:STND); and a member of the Board of Directors and Audit Committee of Timeless Capital Corp. (TSXV:TMC). Mr. Jordan also serves on various private company Board of Directors.

Mr. Jordan has served as Chief Executive Officer of the Company since February 2025, previously serving as the Interim Chief Executive Officer of the Company from May 2024 to February 2025, and also previously served as lead independent director of the Company from February 2024 to May 2024. Mr. Jordan served as Chief Financial Officer of HeyBryan Media Inc. (CSE: HEY), a peer-to-peer marketplace app connecting independent contractors to consumers with everyday home maintenance needs, from October 2019 to November 2020. Prior to that he served in several roles with Ascent Industries Corp. (“Ascent”), including Vice President of Corporate Development (January 2018 – July 2018); Chief Financial Officer (August 2018 – April 2019); and Interim Chief Executive Officer (November 2018 – April 2019), where he led the company’s go-public listing and financing transactions. Mr. Jordan was Interim CEO, CFO, and a director of Ascent, when on March 1, 2019, the Supreme Court of British Columbia issued an order granting Ascent’s application for creditor protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). On April 26, 2019, Mr. Jordan resigned as an officer and director of Ascent. On May 5, 2020, the receivership was terminated by the court. Mr. Jordan was also a director of Mjardin Group Inc., a diversified cannabis company from May 26, 2021 to March 22, 2022.  PwC, as receiver, determined to place Mjardin Group Inc. into receivership on March 23, 2022. Mr. Jordan resigned as a director immediately prior to the Order of the Superior Court of Ontario in that regard.

Between 2012 and 2017, Mr. Jordan served as Managing Director and Corporate Director with Echelon Wealth Partners Inc., an investment banking firm, with a focus in the technology, biotech and diversified industries fields. Mr. Jordan also worked for Credit Suisse Group for nearly ten years in roles that included Leveraged Finance/Restructuring in Europe, Principal Investing in New York, as well as Special Situations and Convertible Bonds in Asia. Prior to Credit Suisse, Mr. Jordan was a corporate and securities lawyer with Bennett Jones LLP.

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

RYAN L. SMITH – CLASS II DIRECTOR, LEAD DIRECTOR

Since December 2019, Mr. Smith has served as Chief Executive Officer of U.S. Energy Corp. (USEG:NASDAQ)(“U.S. Energy”), an energy company engaged in the development and operation of high-quality energy and industrial gas assets in the United States. Mr. Smith served as Chief Financial Officer of U.S. Energy from May 2017 to June 2023, and has served as a member of the Board of Directors of U.S. Energy since January 2021. Mr. Smith consulted for U.S. Energy from January 2017 to May 2017. Prior to holding that position, Mr. Smith served as Emerald Oil Inc.’s Chief Financial Officer from September 2014 to January 2017 and Vice President of Capital Markets and Strategy from July 2013 to September 2014. Emerald Oil Inc. filed for Chapter 11 bankruptcy protection in March 2016 and emerged from bankruptcy in November 2016. Prior to joining Emerald, Mr. Smith was a Vice President in Canaccord Genuity’s Investment Banking Group focused solely on the energy sector. Mr. Smith joined Canaccord Genuity in 2008 and was responsible for the execution of public and private financing engagements along with mergers and acquisitions advisory services. Prior to joining Canaccord Genuity, Mr. Smith was an Analyst in the Wells Fargo Energy Group, working solely with upstream and midstream oil and gas companies. Mr. Smith holds a Bachelor of Business Administration degree in Finance from Texas A&M University.

We have concluded that Mr. Smith is well qualified to serve on our Board of Directors based upon his significant business experience, including his public company background, and capital markets fund raising.

LAWRENCE STEINMAN – CLASS I DIRECTOR

Lawrence Steinman, M.D.  served as Executive Co-Chairman of the Board of Directors of the Company from the Closing of the Business Combination in November 2020 to March 2024, and as Executive Chairman of the Board of Directors from March 2024 to May 2024. He also has primary scientific responsibility for our α7nAChR platform. Dr. Steinman served as Co-Chairman of 180 and as a member of its board of directors since April 2019. Prior to joining 180, he served on the Board of Directors of Centocor Biotech, Inc., from 1989 to 1998, the Board of Directors of Neurocine Biosciences from 1997 to 2005, the Board of Directors of Atreca from 2010 - 2019, the Board of Directors of BioAtla, Inc. (NASDAQ:BCAB) from July 2020 to present (he also serves on the Compensation Committee and Nominating and Corporate Governance Committee of BioAtla), the Board of Directors of Tolerion, Inc. from 2013 to 2020 and the Board of Directors of Alpha5 Integrin from November 2020 to June 2022, and the Board of Directors of Pasithea Therapeutics Corp. (NASDAQ:KTTA) from August 2020 to the present. He is currently the George A. Zimmermann Endowed Chair in the Neurology Department at Stanford University and previously served as the Chair of the Interdepartmental Program in Immunology at Stanford University Medical School from 2003 to 2011. He is a member of the National Academy of Medicine and the National Academy of Sciences. He also founded the Steinman Laboratory at Stanford University, which is dedicated to understanding the pathogenesis of autoimmune diseases, particularly multiple sclerosis and neuromyelitis optica. He received the Frederic Sasse Award from the Free University of Berlin in 1994, the Sen. Jacob Javits Award from the U.S. Congress from 1988 through 2002, the John Dystel Prize in 2004 from the National MS Society in the U.S., the Charcot Prize for Lifetime Achievement in Multiple Sclerosis Research in 2011 from the International Federation of MS Societies and the Anthony Cerami Award in Translational Medicine by the Feinstein Institute of Molecular Medicine in 2015. In 2023, he was honored as a Pioneer in Medicine by the Society for Brain Mapping and Therapeutics. He also received an honorary Ph.D. from the Hasselt University in 2008, and from the University of Buenos Aires in 2022. He received his BA (physics) from Dartmouth College in 1968 and his MD from Harvard University in 1973. He also completed a fellowship in chemical immunology at the Weizmann Institute (1974 - 1977) and was an intern and resident at Stanford University Medical School.

We believe Dr. Steinman’s extensive experience leading the research and development of numerous therapeutics qualify him to serve as a director.

JAY GOODMAN – CLASS I DIRECTOR

Mr. Goodman brings over 10 years of experience in the SaaS industry, more than six years in the iGaming industry, and more than seven years in leadership roles. Since January 2024, Mr. Goodman has served as a Sales Director (Asia Pacific and Japan) for Docker, Inc. Prior to that, he served in various sales leadership roles for Confluent from early 2019 through the end of 2023. From June 2016 to June 2022, Mr. Goodman served as Managing Director of Skywind Games APAC operations. Prior to that, he served as an Enterprise Account Executive with Hootsuite and in various Account Executive and Sales Representation Roles with Dropbox.

Throughout his career, Mr. Goodman has had the privilege of working with dynamic startups such as Confluent, Dropbox, OFX, Skywind, and Hootsuite, and has been part of three successful IPOs.

Mr. Goodman graduated with a bachelor’s degree in both Commerce and Economics from The University of New South Wales, Sydney Australia.

We have concluded that Mr. Goodman is well qualified to serve on our Board of Directors based upon his significant business experience, including his background and knowledge in the iGaming and SaaS industries.

STEPHEN H. SHOEMAKER – CLASS I DIRECTOR

Mr. Shoemaker is a seasoned senior executive with extensive leadership experience in the iGaming, hospitality, technology, and real estate development sectors. Over his career, he has raised more than $2 billion across multiple Chief Executive Officer (CEO) and Chief Financial Officer (CFO) roles. His expertise spans strategic planning, capital raising, and operations management, with a focus on building high-growth, team-oriented organizations in both domestic and international markets, including Asia, Canada, and Europe.

Most recently, from July 2021 to January 2024, Mr. Shoemaker served as CEO of WIN Group, a leading global esports betting company, where he led the company’s strategic direction and growth, focusing on esports content and online wagering. During his tenure, he doubled user registrations on WIN’s content platform, and launched a new licensed iGaming platform aimed at eSports. Prior to that, he provided financial advisory services to small and medium sized enterprises, including strategic support to WIN Group and financial advisory services for a greenfield resort project in Colombia.

From January 2018 to July 2019, Mr. Shoemaker served as the CEO of Engine Media Holdings, Inc. (TSX:GAME and NASDAQ:GAME), an international digital media, entertainment and technology company, where he led capital raising efforts, streamlined operations, and grew revenue significantly. Earlier in his career, he held various senior executive roles at Asian Coast Development Ltd. (CEO and Chairman of the Board (2014-2015) and President and CFO (2008-2014)), an international development company specializing in integrated resort destinations; NuVox Inc., a telecommunications company based in the southeast and Midwest US (CFO (2003-2008)); GT Group Telecom (CFO (1999-2002)), and Qwest Communications International Inc. (various roles (1996-1999)), where he developed deep expertise in capital markets, mergers and acquisitions, and international business. Mr. Shoemaker holds a B.S. in Commerce with a concentration in Accounting from the University of Virginia and is a Certified Public Accountant.

We have concluded that Mr. Shoemaker is well qualified to serve on our Board of Directors based upon his significant experience with capital markets, mergers and acquisitions, and international business, including his background and knowledge in the iGaming industry.

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

We do not currently have a Chairperson of our Board of Directors. The Board of Directors believes that because we only have five directors, that this leadership structure is the most effective and efficient for the Company at this time. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. The Board of Directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

The Board believes that this leadership structure, including our strong independent Lead Director (Mr. Smith, as discussed below), best serves the Company and its stockholders at this time by leveraging executive leadership experience while providing effective independent oversight. Independent leadership remains an important pillar of the Board leadership structure and, as such, the Company continues to have an independent Lead Director with robust, well-defined responsibilities as set forth below under “Independent Lead Director.”

The Board evaluates its structure periodically, as well as when warranted by specific circumstances in order to assess which structure is in the best interests of the Company and its stockholders based on the evolving needs of the Company. This approach provides the Board appropriate flexibility to determine the leadership structure best suited to support the dynamic demands of our business.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risks throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The Board of Directors exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides guidance on risk assessment and mitigation. The Nominating and Corporate Governance Committee recommends the slate of director nominees for election to the Company’s Board of Directors, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, reviews, evaluates and recommends changes to the Company’s Corporate Governance Guidelines, and establishes the process for conducting the review of the Chief Executive Officer’s performance. The Strategy and Alternatives, Risk, Safety and Regulatory Committee oversees our risk management policies and procedures, reviews our principal risk and compliance policies and our approach to risk management, deals with risk identification and risk assessment for the principal operational, business, compliance, legal and ethics risks facing our company, whether internal or external in nature. (The Company’s committees are described in greater detail below).

In the event the Board has appointed a Chairman, such Chairman can represent the board in communications with stockholders and other stakeholders but cannot individually (however the full Board can) override our Chief Executive Officer on, any risk matters. Additionally, our Chairman has not traditionally provided input on design of the Board itself, which instead comes from the full Board. As discussed above, we do not currently have a Chairman of the Board.

While the Board and its committees oversee the Company’s strategy, management is charged with its day-to-day execution. To monitor performance against the Company’s strategy, the Board receives regular updates and actively engages in dialogue with management.

Family Relationships

There are no family relationships among executive officers and directors.

Other Directorships

None of the directors of our Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), other than:

●	Prof. Steinman (who serves on the Board of Directors of BioAtla, Inc. (NASDAQ:BCAB), on the Compensation Committee and Nominating and Corporate Governance Committee of BioAtla and on the Board of Directors of Pasithea Therapeutics Corp. (NASDAQ:KTTA)).

●	Mr. Jordan, who serves as a member of the Board of Directors and Audit Committee of Minas Metals Ltd. (CSE:MINA); as a member of the Board of Directors and Audit Committee, Governance Committee and Compensation Committee of Goldgroup Mining Inc. (TSXV:GG); as a member of the Board of Directors, Chairman of the Audit Committee and Governance Committee, and member of the Compensation Committee of Standard Uranium Ltd. (TSXV:STND); and as a member of the Board of Directors and Chairman of the Audit Committee of Timeless Capital Corp. (TSXV:TMC).

●	Mr. Smith, who serves as a member of the Board of Directors of U.S. Energy Corp. (USEG:NASDAQ).

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as disclosed in the biographies of such persons below, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Meetings

During the fiscal year that ended on December 31, 2024, the Board held 30 meetings and took various other actions via the unanimous written consent of the Board of Directors and the various committees described below. Each director attended at least 75% of all of the Board of Directors meetings and committee meetings of the committees on which they served, during the fiscal year ended December 31, 2024. All nine of the then Company’s directors attended the Company’s 2024 Annual meeting. Each director of the Company is expected to be present at annual meetings of stockholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Board Committee Membership

Our Board of Directors has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Strategy and Alternatives, Risk, Safety and Regulatory Committee. Our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are composed solely of independent directors. You can review the charters for our standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee by accessing our public filings at the SEC’s web site at www.sec.gov or on our website at https://ir.180lifesciences.com/corporate-governance/board-committees.

The current members of the committees of our Board of Directors are as follows:

Director Name	Audit Committee	Compensation Committee	Nominating, Corporate Governance Committee	Strategy and Alternatives, Risk, Safety and Regulatory Committee
Blair Jordan				C
Lawrence Steinman, M.D.
Ryan Smith(1)	C	M	C	M
Jay Goodman	M	C	M
Stephen H. Shoemaker	M			M

C - Chairperson of the Committee.

M - Member of the Committee.

(1)  Lead Independent Director

Each of these committees has the duties described below and operates under a charter that has been approved by our Board of Directors.

Audit Committee

Nasdaq listing standards and applicable SEC rules require that the Audit Committee of a listed company be comprised solely of independent directors. We have established an Audit Committee of the Board of Directors, which currently consists of Mr. Ryan Smith, Mr. Jay Goodman and Mr. Stephen H. Shoemaker.  Each member of the Audit Committee meets the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. Smith qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a Compensation Committee of the Board of Directors, which currently consists of Mr. Ryan Smith and Mr. Jay Goodman (Chairman).  We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

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

Compensation Committee Interlocks and Insider Participation

As described above, the current members of the Compensation Committee are independent members of our Board of Directors. No member of the Compensation Committee is an employee or a former employee of the Company. During fiscal 2024, none of our executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity whose executive officer served on our Compensation Committee. Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

Nominating and Governance Committee

We have established a Nominating and Governance Compensation Committee of the Board of Directors, which currently consists of Mr. Ryan Smith (Chairman) and Mr. Jay Goodman.  Our Board has determined that each member is independent under applicable Nasdaq listing standards. We have adopted a Compensation Committee charter, which details the principal functions of the nominating and corporate governance committee. Specific responsibilities of the Nominating and Corporate Governance Committee include:

●	making recommendations to our Board regarding candidates for directorships;

●	making recommendations to our Board regarding the size and composition of our Board;

●	overseeing our corporate governance policies and reporting; and

●	making recommendations to our Board concerning governance matters.

Strategy and Alternatives, Risk, Safety and Regulatory Committee

We currently have a standing Strategy and Alternatives, Risk, Safety and Regulatory Committee, including Mr. Blair Jordan (Chairman), Mr. Stephen Shoemaker, and Mr. Ryan Smith. The Strategy and Alternatives, Risk, Safety and Regulatory Committee’s responsibilities encompass overseeing various processes and strategies related to Company transactions, risk management, safety, and regulatory compliance, including:

●	Transaction Review: Establishing and overseeing procedures for evaluating potential transactions, soliciting proposals, making recommendations, and negotiating terms.

●	Risk Management: Reviewing and guiding the Company’s approach to identifying and assessing key risks, including information security, cybersecurity, business continuity, and legal risks.

●	Strategic Evaluation: Assessing both solicited and unsolicited strategic opportunities and recommend actions to the Board.

●	Compliance Oversight: Ensuring the Company’s adherence to compliance programs, relevant laws, regulations, and corporate policies. This includes reviewing whistleblower mechanisms, investigations, and legal inquiries.

●	Cultural Awareness: Working to foster a culture of risk awareness and proper risk handling within the Company.

●	Privacy & Data Security: Overseeing privacy and data security risk exposures, mitigation strategies, and updates on legislative developments impacting these areas.

●	CEO Collaboration: Meeting regularly with the CEO to discuss matters under the committee’s scope.

The Strategy and Alternatives, Risk, Safety and Regulatory Committee also reviews management’s risk tolerance approach from time to time and coordinates risk mitigation efforts with the Board and other committees.

Website Availability of Documents

The charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business Conducts and Ethics can be found on our website at https://ir.180lifesciences.com/corporate-governance/governance-documents. Unless specifically stated herein, documents and information on our website are not incorporated by reference in this report.

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

Lead Independent Director

On February 4, 2025, the Board of Directors of the Company appointed independent director Ryan Smith, as Lead Independent Director of the Company.

As Lead Independent Director, Mr. Smith: will preside at any meetings of the independent directors, including executive sessions, and as appropriate; will (a) assist in the recruitment of board candidates; (b) have active involvement in board evaluations; (c) have active involvement in establishing committee membership and committee chairs; and (d) have active involvement in the evaluation of the chief executive officer; will work with committee chairs as necessary to ensure committee work is conducted at the committee level and appropriately reported to the board; will communicate with the independent directors between meetings when appropriate; and will recommend consultants and outside advisors to the board as necessary or appropriate. The lead director may also attend meetings of committees on which the lead director is not a member.

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

Insider Trading/Anti-Hedging Policies

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also plans to follow procedures for the repurchase of any shares of its securities. The Company believes that its insider trading policy and planned repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to the policy must refrain from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. The policy also prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading and includes specific anti-hedging provisions.

Pursuant to the anti-hedging provisions, the Company prohibits executive officers, directors, and employees from engaging in transactions involving derivative securities, such as put and call options, and short sales, that could generate profit from a decline in the Company’s stock price. While other hedging transactions are not outright banned, they are strongly discouraged as they may misalign the interests of Company insiders with shareholders and encourage excessive risk-taking.

The above anti-hedging restriction does not however apply to stock options granted by the Company, nor does it apply to using Company securities for option exercises or tax payments in transactions directly with the Company.

The Company also prohibits holding Company securities in a margin account or pledging Company securities as collateral for a loan unless the pledgor has the clear financial capability to repay the loan without resort to the pledged securities.

A copy of the Company’s insider trading policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024.

Policy on Timing of Award Grants

The Compensation Committee and the Board have not established policies and practices (whether written or otherwise) regarding the timing of option grants, stock appreciation rights and similar awards, or other awards, in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers, provided that we do not currently grant stock options to employees or executives. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and filed publicly, we believe that during the year ended December 31, 2024, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2024 and 2023. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during the years ended December 31, 2024 and 2023, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)
Blair Jordan(1)	2024	$140,107	(7)	$—	$—	$—		$—	$—		$140,107
Chief Executive Officer
James N. Woody(2)	2024	$—		$—	$—	$—		$—	$100,250	(10)	$100,250
Former CEO and Former Director	2023	$567,775		$—	$—	$39,025	(8)	$—	$50,000	(11)	$656,800
Omar Jimenez(3)	2024	$74,479		$—	$—	$—		$—	$53,584	(12)	$128,063
Former CFO
Ozan Pamir(4)	2024	$285,000		$—	$—	$—		$—			$285,000
Former CFO	2023	$387,741		$—	$—	$7,805	(9)	$—	$22,500	(11)	$418,046
Quan Anh Vu(5)	2023	$—		$—	$—	$—		$—	$384,475	(13)	$384,475
Former COO and CBO
Jonathan Rothbard(6)	2024	$—		$—	$—	$—		$—	$200	(14)	$200
Former Chief Scientific Officer	2023	$250,342		$—	$—	$7,805	(9)	$—	$10,000	(11)	$268,147

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Option Awards and Stock Awards represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Note 11 — Stockholders’ (Deficit) Equity” to the Company’s December 31, 2024, audited financial statements. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

(1)	On February 28, 2024, Mr. Blair Jordan was appointed to the Board of Directors of the Company. On May 7, 2024, Mr. Jordan was appointed as Interim Chief Executive Officer of the Company. On February 4, 2025, the Board of Directors of the Company approved the appointment of Mr. Blair Jordan as Chief Executive Officer of the Company.

(2)	On May 7, 2024, Dr. James N. Woody resigned as Chief Executive Officer (Principal Executive Officer), and as a member of the Board of Directors, of the Company effective the same date, and entered into a Separation and Release Agreement with the Company the total fair value of which is included above in “All Other Compensation”. The Separation and Release Agreement is discussed in greater detail below.

(3)	Mr. Omar Jimenez was appointed as a member of the Board of Directors of the Company on March 7, 2024, and as Chief Financial Officer of the Company on September 11, 2024, effective September 30, 2024. Mr. Jimenez resigned as Chief Financial Officer of the Company on December 16, 2024.

(4)	On September 10, 2024, Mr. Ozan Pamir, the Chief Financial Officer (Principal Financial/Accounting Officer) and Secretary of the Company tendered his resignation to the Board effective September 30, 2024.

(5)	On October 29, 2021, the Board appointed Mr. Quan Anh Vu as Chief Operating Officer/Chief Business Officer (“COO/CBO”) of the Company. On October 27, 2021, and effective on November 1, 2021, the Company entered into an Employment Agreement with Quan Ahn Vu. In consideration for performing services under the agreement, the Company agreed to pay Mr. Vu a starting salary of $390,000 per year. Mr. Vu’s employment agreement was terminated effective January 15, 2023.

(6)	On May 7, 2024, Dr. Jonathan Rothbard resigned as Chief Scientific Officer of the Company of the Company effective the same date, and entered into a Separation and Release Agreement with the Company, the total fair value of which is included in “All Other Compensation”, above. The Separation and Release Agreement is discussed in greater detail below.

(7)	Represents amount paid through Blair Jordan Strategy and Finance Consulting Inc. (an entity owned by Mr. Jordan).

(8)	Represents the value of ten-year options to purchase 3,948 shares of common stock with an exercise price of $12.73 per share which were granted on September 4, 2023, which have since expired unexercised.

(9)	Represents the value of ten-year options to purchase 790 shares of common stock with an exercise price of $12.73 per share which were granted on September 4, 2023, which have since expired unexercised.

(10)	On May 7, 2024, Dr. James N. Woody resigned as Chief Executive Officer of the Company and entered into a Separation and Release Agreement with the Company. Under the Separation Agreement, the Company agreed to (a) pay Dr. Woody $50,000 in cash, less all applicable withholdings and required deductions; (b) issue Dr. Woody 25,000 fully-vested shares of the Company’s common stock; and (c) provide Dr. Woody the right to earn an additional $50,000 in the event we complete a change of control transaction (the “Change of Control Bonus”) within 24 months of the resignation date or we raise at least $5 million within 12 months from the resignation date, the total fair value of which is included above in “All Other Compensation”. On February 5, 2025, we entered into a First Amendment to Separation and Release Agreement with Dr. Woody (the “First Amendment”). Pursuant to the First Amendment, Dr. Woody and the Company agreed to amend the terms of the May 7, 2024 Separation and Release Agreement, to terminate the Change of Control Bonus and for the Company to instead issue Dr. Woody $60,000 in shares of restricted common stock of the Company (or 43,166 shares of common stock, based on the closing sales price of the Company’s common stock on February 5, 2025, which closing price was $1.39 per share, the “Separation Shares”).

(11)	Represents amounts paid in consideration for a bonus for fiscal 2021, which were paid in fiscal 2023.

(12)	Includes $48,334 paid as consideration for services rendered as a member of the Board of Directors during 2024 and $5,270 of health insurance premiums.

(13)	Represents $368,225 paid to Mr. Vu pursuant to the terms of a settlement agreement in connection with the termination of his employment agreement.

(14)	On May 7, 2024, Dr. Jonathan Rothbard resigned as Chief Scientific Officer of the Company effective the same date, and entered into a Separation and Release Agreement with the Company. Under the Separation Agreement, the Company agreed to pay Dr. Rothbard $200 in cash, less all applicable withholdings and required deductions, the total fair value of which is included in “All Other Compensation”, above.

Bonuses

No bonuses were paid to the officers named in the table above during the fiscal year ended December 31, 2024 or 2023.

Current Compensation Agreements

Jordan Consulting Agreement

On May 7, 2024, the Company entered into an Executive Consulting Agreement with Mr. Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc. (an entity owned by Mr. Jordan) (“Jordan Consulting” and the “Original Jordan Consulting Agreement”). Pursuant to the Original Jordan Consulting Agreement, the Company agreed to engage Jordan Consulting to provide the services of Mr. Jordan to the Company as Interim Chief Executive Officer of the Company. The Original Jordan Consulting Agreement had a term through April 30, 2025, and provided for Mr. Jordan to act as Interim Chief Executive Officer of the Company, and to be paid $216,000 per year in consideration for services rendered to the Company, plus a $250,000 bonus in the event that the Company completes a Corporate Transaction. A “Corporate Transaction” includes any corporate transaction by the Company, which occurs during the term, including but not limited to any merger, reverse merger, acquisition, disposal, joint-venture and/or investment involving the Company, which results in a Change of Control of the Company. For the purpose of the Agreement “Change of Control” means any corporate transaction pursuant to which the ownership of an aggregate of 50.1% or more of the outstanding shares of the Company is held by one or more parties after completing the Corporate Transaction.

On February 4, 2025, the Board of Directors of the Company approved the appointment of Mr. Blair Jordan as Chief Executive Officer of the Company and an increase in Mr. Jordan’s compensation to $240,000 per year, effective January 1, 2025.

On February 20, 2024, the Company entered into an Executive Consulting Agreement with Mr. Blair Jordan dated February 21, 2024, and Jordan Consulting (the “Jordan Consulting Agreement”). The Jordan Consulting Agreement replaced and superseded the Original Consulting Agreement with Mr. Jordan.

Pursuant to the Jordan Consulting Agreement, the Company agreed to continue to engage Jordan Consulting to provide the services of Mr. Jordan to the Company as Chief Executive Officer of the Company. The Jordan Consulting Agreement has a term beginning effective January 1, 2025, and continuing through December 31, 2026, unless otherwise terminated pursuant to the terms of the agreement (discussed below), provided that in the event that the parties have not agreed to an extension or termination of the Jordan Consulting Agreement with at least 30 days written notice at the end of the term, the agreement automatically renews for successive terms of one year upon the expiration of the primary term or any renewal.

The Jordan Consulting Agreement provides for Mr. Jordan to act as Chief Executive Officer of the Company, and to be paid $240,000 per year in consideration for services rendered to the Company (the “Fee”).

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

We also agreed to grant 160,000 shares of restricted common stock to Mr. Jordan under the Company’s Third Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (the “Incentive Plan”), with such shares to be evidenced and documented by a Notice of Restricted Stock Grant and Restricted Stock Grant Agreement to be entered into between Mr. Jordan and the Company, and subject to vesting as follows: (a) 80,000 shares vest on January 1, 2026, subject to Mr. Jordan’s continued service to the Company on such vesting date; and (b) 80,000 shares vest on December 31, 2026, subject to Mr. Jordan’s continued service to the Company on such vesting date. In the event that the agreement is terminated by us without “cause” or by Jordan Consulting for “good reason”, the shares and all options and shares then outstanding and scheduled to vest within one year of termination will immediately vest, and (iii) the treatment of the shares and all options and shares then outstanding and scheduled to vest outside of one year from termination will be determined solely by the Compensation Committee.

The Jordan Consulting Agreement includes customary confidentiality, non-disclosure and proprietary right requirements of Jordan Consulting and Mr. Jordan, and a prohibition on Jordan Consulting and Mr. Jordan competing against us during the term of the agreement.

Jordan Consulting may terminate the Jordan Consulting Agreement at any time for “good reason” as described in the Jordan Consulting Agreement, subject to certain cure rights; at any time without “good reason”; and upon expiration of the term or any renewal.

We may terminate the Jordan Consulting Agreement at any time for “just cause” (as described below) and for any reason other than “just cause”. “Just cause” means the occurrence of any of the following events: (i) any material or persistent breach by Jordan Consulting or Mr. Jordan of the terms of the agreement; (ii) the conviction of Jordan Consulting or Mr. Jordan of a felony offence, or the equivalent in a non-American jurisdiction, or of any crime involving moral turpitude, fraud or misrepresentation, or misappropriation of money or property of the Company or any affiliate of the Company; (iii) a willful failure or refusal by Jordan Consulting or Mr. Jordan to satisfy its respective obligations to the Company under the agreement including without limitation, specific lawful directives, reasonably consistent with the agreement, or requests of the Board; (iv) any negligent or willful conduct or omissions of Jordan Consulting or Mr. Jordan that directly results in substantial loss or injury to the Company; (v) fraud or embezzlement of funds or property, or misappropriation involving the Company’s assets, business, customers, suppliers, or employees; (vi) any failure to comply with any of the Company’s written policies and procedures, including, but not limited to, the Company’s Corporate Code of Ethics and Insider Trading Policy, provided that subject to certain limited exceptions, we must first give written notice to Jordan Consulting and Mr. Jordan, as applicable, advising them of the acts or omissions that constitute failure or refusal to perform their obligations and that failure or refusal continues after Jordan Consulting and Mr. Jordan, as applicable, has had thirty (30) days to correct the acts or omissions as set out in the notice, if such acts are correctable.

We are also able to terminate the Jordan Consulting Agreement at any time, without notice upon: (a) the death or physical or mental incapacity of Mr. Jordan, if as a result of which Mr. Jordan is unable to perform services for a period in excess of 60 days; or (b) in the event Mr. Jordan or a related party to Mr. Jordan ceases to own or control 100% of Jordan Consulting.

If the agreement is terminated by Jordan Consulting for “good reason”, or by the Company without “just cause” (other than due to death or disability), Jordan Consulting is required to be paid, in a lump sum on the thirtieth day following such termination, a severance payment equal to (i) half of the then current annualized Fee, in the event such termination occurs during the first twelve months of the agreement and 100% of the then current annualized Fee, in the event such termination occurs after the first twelve months of the Agreement, together with all outstanding expenses and pro-rated Fee (through the date of termination); (ii) any unpaid annual cash bonus in respect of any completed fiscal year that has ended prior to the date of such termination with such amount determined based on actual performance during such fiscal year as determined by the compensation committee; and (iii) immediate vesting of any and all equity or equity-related awards previously awarded. Any equity awards that vest based on various performance metrics will be vested only if such performance metrics have been met at the time of termination of service and will be determined solely by the Compensation Committee.

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

Upon termination of the agreement or for any reason other than “good reason” by Jordan Consulting or the Company without “just cause”, Jordan Consulting and Mr. Jordan agreed that, for a period ending six months from the date of termination, Jordan Consulting and Mr. Jordan shall not (except on behalf of the Company or with the prior written consent of the Company), directly or indirectly, compete with the Company for a period of one year, neither Mr. Jordan, nor Jordan Consulting shall solicit employees or consultants of the Company, each as discussed in greater detail in the Jordan Consulting Agreement.

EVL Consulting Agreement

Effective on February 15, 2025, the Company entered into an Executive Consulting Agreement dated January 30, 2025 with Mr. Eric R. Van Lent and EVL Consulting, LLC (an entity owned by Mr. Van Lent)(“EVL Consulting” and the “EVL Consulting Agreement”). Pursuant to the EVL Consulting Agreement, the Company agreed to engage EVL Consulting to provide the services of Mr. Van Lent to the Company as Chief Accounting Officer of the Company. The EVL Consulting Agreement has a term through July 30, 2025, unless otherwise terminated pursuant to the terms of the agreement (discussed below) and provides for Mr. Van Lent to act as Chief Accounting Officer of the Company, and to be paid $8,000 per month for an average of 10 hours of work per week, with any hours in excess of that amount being compensated at the rate of $200 per hour, only if preapproved in writing by the Company. Notwithstanding the above, the Board of Directors, with the recommendation of the Compensation Committee, may grant Mr. Van Lent bonuses from time to time in its discretion, in cash or equity. The EVL Consulting Agreement includes customary confidentiality, non-disclosure and proprietary right requirements of EVL Consulting and Mr. Van Lent, and a prohibition on EVL Consulting and Mr. Van Lent competing against us during the term of the agreement.

We have the right to terminate the EVL Consulting Agreement at any time, provided that we pay EVL Consulting $10,000 upon such termination, payable within 60 days of such termination date.

We are also able to terminate the EVL Consulting Agreement at any time, without notice upon: (a) the death or physical or mental incapacity of Mr. Van Lent if as a result of which Mr. Van Lent is unable to perform services for a period in excess of 30 days; (b) in the event Mr. Van Lent or a related party to Mr. Van Lent ceases to own or control 100% of EVL Consulting; or (c) “just cause”, which means any of the following events: (i) any material or persistent breach by EVL Consulting or Mr. Van Lent of the terms of the agreement; (ii) the conviction of EVL Consulting or Mr. Van Lent of a felony offence, or the equivalent in a non-American jurisdiction, or of any crime involving moral turpitude, fraud or misrepresentation, or misappropriation of money or property of the Company or any affiliate of the Company; (iii) a willful failure or refusal by EVL Consulting or Mr. Van Lent to satisfy its respective obligations to the Company under the agreement including without limitation, specific lawful directives, reasonably consistent with the agreement, or requests of the Board; (iv) any negligent or willful conduct or omissions of EVL Consulting or Mr. Van Lent that directly results in substantial loss or injury to the Company; (v) fraud or embezzlement of funds or property, or misappropriation involving the Company’s assets, business, customers, suppliers, or employees; (vi) any failure to comply with any of the Company’s written policies and procedures, including, but not limited to, the Company’s Corporate Code of Ethics and Insider Trading Policy, provided that subject to certain limited exceptions, we must first give written notice to EVL Consulting and Mr. Van Lent, as applicable, advising them of the acts or omissions that constitute failure or refusal to perform their obligations and that failure or refusal continues after EVL Consulting and Mr. Van Lent, as applicable, has had thirty (30) days to correct the acts or omissions as set out in the notice.

If the Company terminates the EVL Consulting Agreement for just cause, we are required to pay EVL Consulting any unpaid fees and/or unpaid and unreimbursed expenses accrued but unpaid prior to the effective termination date.

Prior Employment Agreements

Each of the salaries of the executives described below and certain of the compensation payable to the consultants described below, were subject to the increases in salary and the temporary salary accruals discussed below under “Payment of Back Pay; 2021 Bonuses and Increases in Salaries,” and “2024 Accruals”.

James N. Woody Amended and Restated Employment Agreement (terminated); and Separation Agreement

On February 25, 2021, we entered into an Amended and Restated Employment Agreement with Dr. James N. Woody (the “A&R Agreement”), dated February 24, 2021, and effective November 6, 2020, which replaced and superseded the July 2020 agreement with 180 as discussed above. Pursuant to the A&R Agreement, Dr. Woody agreed to serve as the Chief Executive Officer of the Company. The A&R Agreement had a term of three years from its effective date (through November 6, 2023) and was automatically renewable thereafter for additional one-year periods, unless either party provided the other at least 90 days written notice of their intent to not renew the agreement. Dr. Woody’s annual base salary under the agreement was initially increased to $450,000 per year, subject to automatic 5% yearly increases. For the 2021 year, Dr. Woody’s salary was $450,000, for 2022, Dr. Woody’s salary was $463,500, and for the 2023 year, Dr. Woody’s salary was $490,000 (see also “Payment of Back Pay; 2021 Bonuses and Increases in Salaries,” “2024 Accruals” and “2022, 2023 and 2024 Bonuses”, below).

Dr. Woody was also eligible to receive an annual bonus, with a target bonus equal to 45% of his then-current base salary, based upon our achievement of performance and management objectives as set and approved by the Board of Directors and/or Compensation Committee in consultation with Dr. Woody. At Dr. Woody’s option, the annual bonus could be paid in cash or the equivalent value of our common stock or a combination thereof.

The A&R Agreement contained standard and customary invention assignment, indemnification, confidentiality and non-solicitation provisions, which remain in effect for a period of 24 months following the termination of his agreement.

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

Dr. Woody resigned as Chief Executive Officer of the Company on May 7, 2024, and the Amended and Restated Employment Agreement was terminated on May 15, 2024, in connection with Dr. Woody’s entry into a Separation and Release Agreement with the Company on the same date, discussed in greater detail below.

On May 7, 2024, Dr. James N. Woody resigned as Chief Executive Officer (Principal Executive Officer), and as a member of the Board of Directors, of the Company effective the same date, and entered into a Separation and Release Agreement with the Company (the “Woody Separation Agreement”).

Under the Woody Separation Agreement, the Company agreed to (a) pay Dr. Woody $50,000 in cash, less all applicable withholdings and required deductions (the “Severance Cash”); (b) issue Dr. Woody 25,000 fully-vested shares of the Company’s common stock; and (c) provide Dr. Woody the right to earn the Future Contingent Payment (as defined below). The amounts above (except for the amounts payable pursuant to (c), which shall be paid by the 15th day following the date such payment is due as discussed below), are required to be paid within 15 days of the date of Dr. Woody’s resignation (the “Payment Date”). We also agreed to pay Dr. Woody a bonus of $50,000 (the “Future Contingent Payment”), [A] if we, within the 24 months following the date of Dr. Woody’s resignation, complete any corporate transaction, including but not limited to any merger, reverse merger, acquisition, disposal, joint-venture and/or investment involving the Company (a “Corporate Transaction”), which results in a Change of Control (a “Change of Control” means any Corporate Transaction pursuant to which the ownership of an aggregate of 50.1% or more of the outstanding shares of the Company is held by one or more parties after completing the Corporate Transaction); or [B] if we raise at least $5 million from any source within 12 months from Dr. Woody’s resignation date. The Future Contingent Payment is to be forfeited from Dr. Woody in the event that we are required to restate any financial statements of the Company for periods prior to Dr. Woody’s resignation date, if Dr. Woody was Chief Executive Officer of the Company during such period(s), or any disclosure made the Company in any report or filing with the SEC, is found by the Company to be materially incorrect or misleading, as determined by the reasonable discretion of the Board of Directors of the Company (each a “Forfeiture Trigger”). In the event a Forfeiture Trigger occurs or is deemed to have occurred, Dr. Woody is also required to promptly repay in full the Severance Cash.

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

On February 5, 2025, the Company entered into a First Amendment to Separation and Release Agreement with Dr. Woody (the “First Amendment”). Pursuant to the First Amendment, Dr. Woody agreed to amend the terms of that the Woody Separation Agreement, to terminate the prior requirement of the Company to pay the Future Contingent Payment and instead, pursuant to the First Amendment, Dr. Woody agreed to accept $60,000 in shares of restricted common stock of the Company (or 43,166 shares of common stock, based on the closing sales price of the Company’s common stock on February 5, 2025, which closing price was $1.39 per share, the “Separation Shares”). The Separation Shares include piggyback registration rights for a resale registration statement relative to the Separation Shares for a period of six (6) months.

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

Dr. Rothbard’s Employment Agreement (terminated); and Separation Agreement

On August 21, 2019, 180 entered into an Employment Agreement with Dr. Rothbard which replaced a prior agreement, which was not effective until November 6, 2020, but became effective on such date. The Employment Agreement had an initial term of three years from the Closing Date (i.e., until November 6, 2023), automatically extending for additional one-year terms thereafter unless either party terminates the agreement with at least 90 days prior written notice before the next renewal date, and since neither party provided notice of termination prior to November 6, 2023, the agreement was in place through November 6, 2024, subject to further automatic extensions.

The Employment Agreement provided for Dr. Rothbard to be paid a salary of $375,000 per year, with automatic increases in salary, on the first anniversary of the effective date, and each anniversary thereafter, of 10%. For the 2021 year, Dr. Rothbard’s salary was $375,000, for the 2022 year, Dr. Rothbard’s salary was $268,906, and for 2023, Dr. Rothbard’s salary was $200,000 (see also “Payment of Back Pay; 2021 Bonuses and Increases in Salaries”, “Payment of Back Pay; 2021 Bonuses and Increases in Salaries,” “2024 Accruals” and “2022, 2023 and 2024 Bonuses”, below). The salary for the 2023 year represented Dr. Rothbard’s commitment of 50% of his work-related time to us.

The Employment Agreement provided for Dr. Rothbard to receive an annual bonus subject to meeting certain objectives set by the Board of Directors, with a targeted bonus amount of 50% of his then salary, payable on or before February 15th of each year.

The Employment Agreement also provided for Dr. Rothbard to earn equity compensation in the discretion of the Board of Directors.

The Employment Agreement was amended effective January 1, 2022, to override the automatic annual salary increases of 10% per annum and instead provide for future increases in the sole determination of the Board of Directors. The Employment Agreement was further amended effective June 1, 2022, to adjust the base salary of Dr. Rothbard to $193,125.

On January 10, 2024, and effective on January 1, 2024, the Company entered into a Fourth Amendment to Employment Agreement with Dr. Rothbard, whereby Dr. Rothbard agreed to a reduction of the base salary set forth in his amended employment agreements, by 50%, to $100,000 per year, accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date does not occur prior to March 15, 2025, the amount accrued will be forgiven in its entirety.

On May 7, 2024, Dr. Jonathan Rothbard resigned as Chief Scientific Officer of the Company effective the same date, and entered into a Separation and Release Agreement with the Company (the “Rothbard Separation Agreement”).

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

Effective on May 7, 2024, the Company entered into a Consulting Agreement with Dr. Rothbard pursuant to which he agreed to provide general consulting services to the Company for a term of six months, for $150 per hour (the “Rothbard Consulting Agreement”), which has expired pursuant to its terms. The agreement contains standard and customary confidentiality requirements.

Ozan Pamir Katexco Employment Agreement (Terminated)

Our indirect wholly-owned subsidiary Katexco Pharmaceuticals Corp. (“Katexco”) entered into an employment agreement with Mr. Ozan Pamir, on October 22, 2018. The agreement provided for an indefinite term that continues until termination. The initial annual base salary set forth in the agreement was CAD $120,000, with annual increases as determined by the Board of Directors. The agreement also provided Mr. Pamir with a CAD $20,000 signing bonus. Any bonuses, including stock options, were in the sole discretion of Katexco, depending on financial circumstances and the performance of the services under the agreement. In 2019, the compensation was increased to $120,000 per annum in US dollars.

On February 1, 2020, there was an amendment to Mr. Pamir’s consulting agreement with Katexco, whereby the contract was transferred from Katexco to Katexco Pharmaceuticals Corp. - US.

Ozan Pamir Company Employment Agreement (Terminated)

On February 25, 2021, we entered into an Employment Agreement dated February 24, 2021, and effective November 6, 2020, which agreement was amended and corrected on March 1, 2021, to be effective as of the effective date of the original agreement (which amendment and correction is retroactively updated in the discussion of the agreement), with Ozan Pamir, our then Interim Chief Financial Officer, which replaced and superseded Mr. Pamir’s agreement with Katexco, as discussed above. Pursuant to the agreement, Mr. Pamir agreed to serve as the Interim Chief Financial Officer of the Company; and we agreed to pay Mr. Pamir $300,000 per year for 2021, which was increased to $309,000 for the 2022 year, and, based on his appointment as Chief Financial Officer in April 2023, and $380,000 for the 2023 year (see also “Payment of Back Pay; 2021 Bonuses and Increases in Salaries” and “2022, 2023 and 2024 Bonuses”, below). Such salary was to be increased to a mutually determined amount upon the closing of a new financing, and shall also be increased on an annual basis.

Under the agreement, Mr. Pamir was eligible to receive an annual bonus, in a targeted amount of 30% of his then salary for the 2021 and 2022 years, and 40% for the 2023 year, based upon our achievement of performance and management objectives as set and approved by the Chief Executive Officer, in consultation with Mr. Pamir. The bonus amount is subject to adjustment.

Under the employment agreement, Mr. Pamir was also eligible to participate in any stock option plans and receive other equity awards, as determined by the Board of Directors from time to time.

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

The agreement was terminated on September 30, 2024, in connection with Mr. Pamir’s resignation as Chief Financial Officer of the Company on that date.

Quan Anh Vu Executive Employment Agreement (terminated); and Separation Agreement

On October 27, 2021, and effective on November 1, 2021, we entered into an Employment Agreement with Quan Anh Vu, our then Chief Operating Officer/Chief Business Officer.

Pursuant to the employment agreement, Mr. Vu agreed to serve as Chief Operating Officer/Chief Business Officer for the Company. In consideration therefore, we agreed to pay Mr. Vu a starting salary of $390,000 per year, subject to annual increases of up to 5% (on each November 1, but effective as of the following January 1, including a 3% increase to $401,700 for 2022). In addition to the base salary, Mr. Vu was eligible to receive an annual bonus, with a target bonus opportunity of 50% of the then-current base salary, based on achievement of performance and management objectives established by the CEO and the Compensation Committee, in consultation with Mr. Vu, payable on or before March 31st  of the year following the year in which the bonus is earned. Mr. Vu could elect the Annual Bonus to be paid in cash or the equivalent value in our common stock, or a combination of the two.

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

Under the Separation Agreement, we agreed to pay Mr. Vu (a) $297,440, less all applicable withholdings and required deductions; and (b) reimburse up to $1,100 a month for eight months for Mr. Vu’s health insurance expenses, whether under COBRA or otherwise (collectively, (a) and (b), the “Severance Payment”). The Severance Payment (except for the amounts payable pursuant to (b) which shall be paid by the 15th day of each calendar month during the applicable eight-month period) was required to be paid within 30 days of the Separation Date (the “Payment Date”). In addition to the Severance Payment, by the Payment Date, we agreed to pay Mr. Vu $73,645 for accrued backpay and $36,050 for accrued paid time off. Under the Separation Agreement, Mr. Vu agreed that his resignation was voluntary, provided a customary general release to us and also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of us.

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

Description of Material Consulting Agreements

Service Agreement with Prof. Sir Marc Feldmann (former Co-Executive Chairman)(Terminated)

On June 1, 2018, CannBioRex Pharma Limited (“CannBioRex”), our wholly-owned subsidiary, and Prof. Sir Marc Feldmann Ph.D., our then Executive Co-Chairman, entered into a Service Agreement (the “Feldmann Employment Agreement”). Pursuant to the Feldmann Employment Agreement, Prof. Sir Marc Feldmann served as the Chairman, CEO and Executive Director of CannBioRex or in such other capacity consistent with his status. Prof. Sir Marc Feldmann’s responsibilities included those customary for the roles in which he serves. Prof. Sir Marc Feldmann received compensation of £115,000 per year, with annual compensation reviewed by the Board and eligibility for discretionary bonuses, as determined by the Board. CannBioRex also reimbursed Prof. Sir Marc Feldmann’s travel and other business expenses.

Pursuant to the Feldmann Employment Agreement, all intellectual property rights created by Prof. Sir Marc Feldmann or related to his employment belonged to and vested in CannBioRex.

The Feldmann Employment Agreement contains a customary non-compete clause prohibiting Prof. Sir Marc Feldmann from working for any competing businesses during the term of his employment, or holding equity in other businesses, except he may hold or beneficially own securities of publicly-traded companies if the aggregate beneficial interests of him and his family does not exceed 5% of that class of securities.

Prof. Sir Marc Feldmann is also prohibited for 12 months following termination (the “Post-Termination Period”) to be involved in any capacity with a competing business or potential joint venture in the United Kingdom or in any other country. During the Post-Termination Period, he may not solicit business from CannBioRex and its affiliates’ customers; or any company with whom he was actively involved in the course of his employment; or about which he holds confidential information. Prof. Sir Marc Feldmann further covenants to not interfere with CannBioRex’s business relationships by inducing or attempting to induce suppliers to take adverse actions during the Post-Termination Period. He also agrees not to induce or attempt to induce any CannBioRex employee to leave the company during the Post-Termination Period. The Feldmann Employment Agreement contains customary non-disclosure and confidentiality obligations, sick leave and vacation time.

The Feldmann Employment Agreement does not have a fixed term. Either party may terminate the agreement by delivering written notice 9 months in advance. CannBioRex may also terminate the Feldmann Employment Agreement at any time with immediate effect by giving written notice. If CannBioRex terminates Prof. Sir Marc Feldmann’s employment without providing 9 months written notice, he will become entitled to a payment equal to his basic salary he would have been entitled to receive if 9 months’ notice were given. The governing law for the Feldmann Employment Agreement is the law of England.

The Board, as recommended by the Compensation Committee of the Company (and/or the Compensation Committee) or separately, may also award Prof. Sir Marc Feldmann bonuses from time to time (in stock, options, cash, or other forms of consideration) in its discretion.

On November 17, 2021, the Board, as recommended by the Compensation Committee, increased the salary of Prof. Sir Marc Feldmann to $225,000 per annum.

Effective on April 27, 2022, CannBioRex and Prof. Sir Marc Feldmann entered into an amendment to the consulting agreement, pursuant to which the parties agreed effective March 1, 2022, that Sir Marc Feldmann’s salary would be reduced by $225,000 (100%), and that such reduced amounts would be accrued and paid on the Funding Determination Date.

On January 10, 2024, and effective on January 1, 2024, the Company entered into a Second Amendment to Consulting Agreement with Prof. Sir Marc Feldmann. Pursuant to the amendment, Prof. Sir Marc Feldmann, effective as of January 1, 2024, agreed to a reduction of his base salary set forth in his consulting agreement by 100%, to £0 per year, with the amount of such salary reduction £14,167 per month or £170,000 per year), accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety.

On March 7, 2024, Sir Marc Feldmann, Ph.D. provided notice to the Board of Directors of his resignation as a member of the Board of Directors, effective on the same date.

Effective on September 5, 2024, our wholly-owned subsidiary, Cannbiorex and the Company, entered into a Separation and Release Agreement with Sir Marc Feldmann (as amended, the “Feldmann Separation Agreement”).

Under the Feldmann Separation Agreement, the Company agreed to issue Sir Marc Feldmann 57,328 shares of common stock and options to purchase 20,000 shares of common stock with a term of two years and an exercise price of $1.95 per share, the closing sales price of the Company’s common stock on September 5, 2024, under the Company’s Second Amended and Restated Omnibus Incentive Plan to satisfy amounts owed to Sir Marc Feldmann in consideration for services previously rendered to Cannbiorex. Under the Feldmann Separation Agreement, Sir Marc Feldmann provided a customary general release to Cannbiorex and the Company, the Company and Cannbiorex provided a release to Sir Marc Feldmann, subject to certain exceptions, and Sir Marc Feldmann also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company and Cannbiorex. The shares have been issued.

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

Consultancy Agreement and Consulting Agreement with Prof. Lawrence Steinman

On November 17, 2021, and effective on November 1, 2021, we entered into a Consulting Agreement with Lawrence Steinman, M.D., our then Executive Chairman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Steinman agreed to provide certain consulting services to us, including, but not limited to, participating in defining and setting strategic objectives of the Company; actively seeking out acquisition and merger candidates; and having primary scientific responsibility for our α7nAChR platform (collectively, the “Services”). The initial term of the agreement was for one year (the “Initial Term”); provided that the agreement automatically extends for additional one year periods after the Initial Term (each an “Automatic Renewal Term” and the Initial Term together with all Automatic Renewal Terms, if any, the “Term”), subject to the Renewal Requirements (described below), in the event that neither party provided the other written notice of their intent not to automatically extend the term of the agreement at least 30 days prior to the end of the Initial Term or any Automatic Renewal Term, and since neither party has terminated the agreement, the current term of the agreement is through November 1, 2025, subject to further automatic extensions. The Term can only be extended for an Automatic Renewal Term, provided that (i) Dr. Steinman is re-elected to the Board at our Annual Meeting of Stockholders immediately preceding the date that such Automatic Renewal Term begins; (ii) the Board affirms his appointment as Co-Chairman for the applicable Automatic Renewal Term (or fails to appoint someone else as Co-Chairman prior to such applicable Automatic Renewal Term) and (iii) Dr. Steinman is continuing in his role of having the responsibility for the scientific development for the Company’s α7nAChR platform (the “Renewal Requirements”). The Consulting Agreement also expires immediately upon the earlier of: (i) the date upon which Dr. Steinman no longer serves as Co-Chairman and no longer has primary scientific responsibility for our α7nAChR platform; and (ii) any earlier date requested by either (1) us (as evidenced by a vote of a majority of the Board (excluding Dr. Steinman) at a meeting of the Board), or (2) Dr. Steinman (as evidenced by written notice from Dr. Steinman to the Board). Additionally, we may terminate the Consulting Agreement immediately and without prior notice if Dr. Steinman is unable or refuses to perform the Services, and either party may terminate the Consulting Agreement immediately and without prior notice if the other party is in breach of any material provision of the Consulting Agreement.

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

Prof. Jagdeep Nanchahal Consulting Agreement

On February 25, 2021, we (and CannBioRex Pharma Limited, which was added as a party to the agreement later), entered into a Consultancy Agreement dated February 22, 2021, and effective December 1, 2020, with Prof. Jagdeep Nanchahal (as amended, the “Consulting Agreement”). Prof. Nanchahal has been providing services to us and/or our subsidiaries since 2014, was previously a greater than 5% stockholder of the Company, and was previously the Chairman of our Clinical Advisory Board.

On March 31, 2021, we entered into a first amendment to Consultancy Agreement with Prof. Jagdeep Nanchahal (the “First Nanchahal Amendment”), which amended the Consultancy Agreement entered into with Prof. Nanchahal on February 25, 2021, to include CannBioRex, and an indirect wholly-owned subsidiary of the Company, as a party thereto, and to update the prior Consultancy Agreement to provide for cash payments due to Prof. Nanchahal to be paid by CannBioRex, for tax purposes, provide for CannBioRex to be party to certain other provisions of the agreement and to provide for the timing of certain cash bonuses due under the terms of the agreement.

Prof. Nanchahal is a surgeon scientist focusing on defining the molecular mechanisms of common diseases and translating his findings through to early phase clinical trials. He undertook his Ph.D., funded by the U.K. Medical Research Council, whilst a medical student in London and led a lab group funded by external grants throughout his surgical training. After completing fellowships in microsurgery and hand surgery in the USA and Australia, he was appointed as a senior lecturer at Imperial College. His research is focused on promoting tissue regeneration by targeting endogenous stem cells and reducing fibrosis. In 2013 his group identified anti-tumor necrosis factor (TNF) as therapeutic target for Dupuytren’s Contracture, a common fibrotic condition of the hand. He previously led a Phase 2b clinical trial funded by the Wellcome Trust and Department of Health to assess the efficacy of local administration of anti-TNF in patients with early-stage Dupuytren’s Contracture and a clinical trial for patients with early-stage frozen shoulder. He is a proponent of evidence-based medicine and was the only plastic surgery member of the NICE Guidance Development Groups on complex and non-complex fractures. He was a member of the group that wrote the Standards for the Management of Open Fractures published in 2020. This is an open-source publication to facilitate the care of patients with these severe injuries.

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

The Consulting Agreement has an initial term of three years, and renews thereafter for additional three-year terms, until terminated as provided in the agreement, and currently has a term through December 1, 2026. The Consulting Agreement can be terminated by either party with 12 months prior written notice (provided our right to terminate the agreement may only be exercised if Prof. Nanchahal fails to perform his required duties under the Consulting Agreement), or by us immediately if (a) Prof. Nanchahal fails or neglects efficiently and diligently to perform the Services or is guilty of any breach of his obligations under the agreement (including any consent granted under it); (b) Prof. Nanchahal is guilty of any fraud or dishonesty or acts in a manner (whether in the performance of the Services or otherwise) which, in our reasonable opinion, has brought or is likely to bring Prof. Nanchahal, the Company or any of its affiliates into disrepute or is convicted of an arrestable offence (other than a road traffic offence for which a non-custodial penalty is imposed); or (c) Prof. Nanchahal becomes bankrupt or makes any arrangement or composition with his creditors. If the Consulting Agreement is terminated by us for any reason other than cause, Prof. Nanchahal is entitled to a lump sum payment of 12 months of his fee as at the date of termination.

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

Pursuant to the Amendments, each of Dr. Woody and Dr. Rothbard, effective as of January 1, 2024, agreed to a reduction of the base salaries set forth in their respective amended employment agreements, by 50%, to $245,000 per year for Dr. Woody and to $100,000 per year for Dr. Rothbard, with the amount of such salary reductions ($20,416 per month for Dr. Woody and $8,333 per month for Dr. Rothbard), accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety.

As discussed in greater detail above, each of Dr. Woody and Dr. Rothbard have resigned from the Company and entered into separation agreements discussed in greater detail above, pursuant to which they waived any rights to the amounts accrued pursuant to the Amendments.

2022, 2023 and 2024 Bonuses

On January 29, 2024, the Board of Directors of the Company determined that no bonuses would be granted to management for the years ended December 31, 2022 or 2023, and that no bonus amounts would be accrued for the year ended December 31, 2024.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by Named Executive Officers as of December 31, 2024.

Potential Payments Upon Termination

Pursuant to the Jordan Consulting Agreement and the EVL Consulting Agreement, each discussed above, which are between the Company, Blair Jordan, our Chief Executive Officer and director and Jordan Consulting and Eric R. Van Lent and EVL Consulting, respectively, the Company has the right (a) to terminate the Jordan Consulting Agreement at any time, provided that if the Company terminates the agreement other than for “just cause”, death or disability, (i) we are required to pay Mr. Jordan and Jordan Consulting, half of the then current annualized Fee, in the event such termination occurs during the first twelve months of the agreement and 100% of the then current annualized Fee, in the event such termination occurs after the first twelve months of the Agreement, together with all outstanding expenses and pro-rated Fee (through the date of termination); (ii) we are required to pay Mr. Jordan and Jordan Consulting, any unpaid annual cash bonus in respect of any completed fiscal year that has ended prior to the date of such termination with such amount determined based on actual performance during such fiscal year as determined by the compensation committee; and (iii) we are required to provide for immediate vesting of any and all equity or equity-related awards previously awarded; and (b) we have the right to terminate the EVL Consulting Agreement at any time, provided that we pay EVL Consulting $10,000 upon such termination, payable within 60 days of such termination date.

Director Compensation

The following table sets forth compensation information with respect to our non-employee directors during our fiscal year ended December 31, 2024 (director compensation paid to our employee directors, if any, are included in the Summary Executive Compensation Table, above):

Name	Fees earned or paid in cash ($)	Stock awards ($)(5)		Option Awards ($)(5)		All other compensation ($)		Total ($)
Lawrence Steinman	$30,000		$-	$		$-		$30,000
Ryan Smith(1)	$48,334		$-		$-	$-		$48,334
Jay Goodman(2)	$-		$-		$-	$-		$-
Stephen H. Shoemaker(3)	$-		$-		$-	$-		$-
Sir Marc Feldmann, Ph.D. (4)	$-	$			$-	$130,062	(4)	$130,062

*	The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)	Appointed as a member of the Board of Directors on March 7, 2024.

(2)	Appointed as a member of the Board of Directors on October 24, 2024.

(3)	Appointed as a member of the Board of Directors on December 3, 2024.

(4)	Resigned as a member of the Board of Directors on March 7, 2024. Includes the fair value of 57,328 shares of common stock and options to purchase 20,000 shares of common stock with an exercise price of $1.95 per share, issued pursuant to a settlement agreement, valued as set forth in footnote (5), below.

(5)	Represents the aggregate grant date fair value of the award computed in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. The assumptions used in calculating the aggregate grant date fair value of the awards reported in this column are set forth in our Consolidated Financial Statements. The values provided for these awards are based on applicable accounting standards and do not necessarily reflect the actual amounts realized or realizable.

Effective February 28, 2024, March 7, 2024, March 7, 2024, October 24, 2024 and December 3, 2024, the Board of Directors of the Company appointed Blair Jordan, Omar Jimenez, Ryan L. Smith, Jay Goodman and Stephen H. Shoemaker (collectively, the “Appointees” and the “Appointments”) as members of the Board of Directors (“Board”), which Appointments were effective as of the same dates.

In connection with Messrs. Jordan’s, Jimenez’s, Smith’s, Goodman’s and Shoemaker’s appointments to the Board and on February 24, 2024, March 4, 2024, March 5, 2024, October 25, 2024, and December 2, 2024, respectively, to be effective upon each of their appointments to the Board, the Company entered into an offer letter with each of Messrs. Jordan, Jimenez, Smith, Goodman and Shoemaker (collectively, the “Offer Letters”). The Offer Letters provide for each of Messrs. Jordan, Jimenez and Smith to be paid $40,000 per year as an annual retainer fee for serving on the Board (which amounts were subsequently increased to $50,000 by the Board) and Mr. Goodman and Mr. Shoemaker to be paid $50,000 per year as an annual retainer fee for serving on the Board; Mr. Jordan was to be paid $10,000 per year for serving as the Chairman of the then Strategic and Alternatives Committee, and $15,000 per year for serving as the then Lead Director; Mr. Jimenez was to be paid $10,000 per year for serving as the Chairman of the Audit Committee; Mr. Smith was to be paid $10,000 per year for serving as the Chairman of the Compensation Committee and Nominating and Corporate Governance Committee; and Mr. Goodman was to be paid $15,000 per year for serving as the Chairman of the Compensation Committee. The Company agreed to pay each of Messrs. Jordan, Jimenez, Smith, Goodman and Shoemaker in connection with their appointment to the Board, quarterly in arrears, and pro-rated for partial quarters. Mr. Jordan was paid an initial fee of $7,500. Messrs. Jimenez, Smith, Goodman and Shoemaker have the option of receiving half of their compensation in cash and half of their compensation in stock, or alternatively receiving all of their compensation in cash. Subsequently, Mr. Jordan stepped down as Lead Independent Director upon his appointment as Interim Chief Executive Officer and Mr. Jimenez stepped down as a member of the Audit Committee in connection with his appointment as Chief Financial Officer, and in connection therewith, Mr. Jordan’s Offer Letter and Mr. Jimenez’s Offer Letters were terminated, effective October 24, 2024 and December 2, 2024.

Board of Director Fees

Effective on May 7, 2024, the Board of Directors set the compensation payable to non-executive members of the Board of Directors for services on the Board of Directors, at (a) $50,000 per year for service on the Board; (b) $15,000 for each Chairperson of a committee of the Board of Directors (provided that only one additional $15,000 payment shall be made even if the Director chairs multiple committees); and $25,000 additional for each member of the Strategy and Alternatives, Risk, Safety and Regulatory Committee (formerly the Strategy and Alternatives Committee) of the Board of Directors, provided that on October 24, 2024, the Board of Directors determined that members of, and the Chairman of, the Strategy and Alternatives, Risk, Safety and Regulatory Committee would not receive any compensation for their services on such committee.

On February 4, 2025, the Board of Directors of the Company appointed independent director Ryan Smith, as Lead Independent Director of the Company, and agreed to pay Mr. Smith an additional $20,000 per year for his services in such role.

Effective February 20, 2025, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, approved the grant of 65,000 shares of Restricted Common Stock to each of then non-executive members of the Board of Directors, i.e., Mr. Smith, Mr. Goodman, Dr. Steinman and Mr. Shoemaker, as long-term incentive plan compensation, for services to be rendered to the Company as non-executive directors and committee members, as applicable, for 2025, with such shares subject to vesting, if at all, at the rate of 1/2 of such shares on each of July 1, 2025 and December 31, 2025, subject to each holder’s continued service with the Company on such vesting dates, and subject to the terms of a Notice of Restricted Stock Grant and Restricted Stock Grant Agreement entered into between the Company and each of the non-executive directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management and Certain Beneficial Owners and Management

The following table contains information regarding the beneficial ownership of our voting stock as of April 25, 2025 (the “Date of Determination”), held by (i) each stockholder known by us to beneficially own more than 5% of the outstanding shares of any class of voting stock; (ii) our directors; (iii) our Named Executive Officers as defined in the Summary Executive Compensation Table, below; and (iv) all current directors and executive officers as a group. Except where noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them. Unless otherwise noted, the address of each person listed below is c/o 180 Life Sciences Corp., 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, California 94306.

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

Beneficial Owner	Number of Common Stock Shares Beneficially Owned		Percent of Common Stock**
Directors, Officers and Named Executive Officers
Blair Jordan	403,166	(1)	7.1%
Eric R. Van Lent	—		—
Ryan Smith	65,000	(2)	1.1%
Lawrence Steinman	68,389	(2)	1.2%
Jay Goodman	65,000		1.1%
Stephen H. Shoemaker	65,000		1.1%
James N. Woody£	—		—
Omar Jimenez£	—		—
Jonathan Rothbard£	1,475		*
Ozan Pamir£	—		—
Quan Anh Vu£	—		—
All officers and directors as a group (6 persons)	666,555		11.7
5% Stockholders
Elray Resources Inc. (3)	4,318,000	(4)	49.7%
AmTrust Financial Services, Inc.(5)	509,707		8.9%

*	Less than one percent.

**	Percentages based upon 5,695,487 shares of our common stock issued and outstanding at April 25, 2025.

£	Former Named Executive Officer, no longer serving as an officer or director of the Company. Beneficial ownership is based on either (a) the last beneficial ownership disclosed to the Company from such persons; or (b) the record shareholders list of the Company as of the Date of Determination, and may not reflect the total number of shares of common stock of the Company beneficially owned by the noted individual as of such date.

(1)	Includes 160,000 Restricted Stock Shares subject to vesting as follows: (a) 80,000 shares vest on January 1, 2026, subject to Mr. Jordan's continued service to the Company on such vesting date; and (b) 80,000 shares vest on December 31, 2026, subject to Mr. Jordan's continued service to the Company on such vesting dates. On February 5, 2025, as a required condition to the entry into a First Amendment to Separation and Release Agreement with Dr. James Woody, the Company’s former Chief Executive Officer and director, the Company, Mr. Jordan and Dr. Woody, entered into a Voting Agreement, whereby Dr. Woody agreed to vote a total of 43,166 shares of the Company’s common stock, as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to February 5, 2026, the date after August 5, 2025, that Dr. Woody has sold all of the shares or the date that the Company terminates the Voting Agreement. In order to enforce the terms of the Voting Agreement, Dr. Woody provided Mr. Jordan (or his assigns), solely for the benefit of the Company, an irrevocable voting proxy to vote the 43,166 shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders. As a result of the irrevocable voting proxy, Mr. Jordan may be deemed to beneficially own the 43,166 shares of common stock of the Company held by Dr. Woody. On February 21, 2025, as a required condition to the entry into a Mutual Settlement and General Release Agreement with Dr. Marlene Krauss (“Dr. Krauss”), the former Chief Executive Officer and director of KBL Merger Corp. IV, the Company’s predecessor, and KBL IV Sponsor, LLC, the Company’s former sponsor, the Company, the Mr. Jordan and Dr. Krauss, entered into a Voting Agreement, whereby Dr. Krauss agreed to vote a total of 200,000 shares of the Company’s common stock, as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to August 21, 2025. In order to enforce the terms of the Voting Agreement, Dr. Krauss provided Mr. Jordan (or his assigns), solely for the benefit of the Company, an irrevocable voting proxy to vote the 200,000 shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders. As a result of the irrevocable voting proxy, Mr. Jordan may be deemed to beneficially own the 200,000 shares of common stock of the Company held by Dr. Krauss. Except for the limited right to vote such shares pursuant to the Voting Agreements, Mr. Jordan has no dispositive control over the shares, nor any pecuniary interest therein.

(2)	Includes 65,000 Restricted Stock Shares subject to vesting as follows: (a) 32,500 shares vest on July 1, 2025; and (b) 32,500 shares vest on December 31, 2025, subject to the holder’s continued service to the Company on such vesting dates.

(3)	Address: 3651 Lindell Road, Suite D131, Las Vegas, NV, 89103. The securities held by Elray Resources, Inc. are beneficially owned by Anthony Brian Goodman, its Chief Executive Officer. The information included in this footnote is based on information reported on Schedule 13D/A filed by Elray Resources, Inc. with the SEC on April 11, 2025, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(4)	Includes 3,000,000 shares of common stock issuable upon exercise of warrants to purchase shares of common stock held by Elray Resources, Inc., which each have an exercise price of $1.68 per share and cashless exercise rights, and an expiration date of September 30, 2031.

(5)	Address: 59 Maiden Lane, Fl 43, New York, New York 10038. These shares are beneficially owned by Barry Zyskind, the Chairman and Chief Executive Officer of AmTrust Financial Services, Inc.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company, except that Elray Resources, Inc., the holder of 1,318,000 shares of our outstanding common stock holds warrants to purchase up to 3,000,000 shares of common stock with an exercise price of $1.68 per share. If converted and exercised in full (for cash), the 3,000,000 shares of common stock issuable upon exercise of the warrants would constitute 49.7% of our then outstanding shares of common stock and would represent a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2024, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted- average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders(1)	21,629	$28.25	800,097
Equity compensation plans not approved by stockholders(2)	167	$2,007.00	-
Total	21,796		800,097

(1)	Options granted and awards available for future issuance under the 2020 OIP (defined below) and 2022 OIP (defined below), each discussed below.

(2)	This relates to five-year warrants granted on March 12, 2021, for the purchase of 167 shares of our common stock at an exercise price of $2,007.00 held by Alliance Global Partners.

2020 Omnibus Incentive Plan

We have reserved 9,784 shares of our common stock for grant under our 2020 Omnibus Incentive Plan (“2020 OIP”), of which 6,935 shares are available for future awards as of the date of this filing.

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

2022 Omnibus Incentive Plan

We have reserved 1,000,000 shares of our Common Stock for grant under our 2022 Omnibus Incentive Plan, as amended and restated (“2022 OIP”), of which 363,162 shares are available for future awards as of the date of this filing.

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

Jordan Consulting Agreement

See “Jordan Consulting Agreement” under “Current Compensation Agreements”, in the section entitled “Item 11. Executive Compensation”, above.

EVL Consulting Agreement

See “EVL Consulting Agreement” under “Current Compensation Agreements”, in the section entitled “Item 11. Executive Compensation”, above.

Voting Agreements

On May 7, 2024, Dr. James N. Woody resigned as Chief Executive Officer of the Company and entered into a Separation and Release Agreement with the Company. Under the Separation Agreement, the Company agreed to (a) pay Dr. Woody $50,000 in cash, less all applicable withholdings and required deductions; (b) issue Dr. Woody 25,000 fully-vested shares of the Company’s common stock; and (c) provide Dr. Woody the right to earn an additional $50,000 in the event we complete a change of control transaction (the “Change of Control Bonus”) within 24 months of the resignation date or we raise at least $5 million within 12 months from the resignation date, the total fair value of which is included above in “All Other Compensation”.

On February 5, 2025, we entered into a First Amendment to Separation and Release Agreement with Dr. Woody (the “First Amendment”). Pursuant to the First Amendment, Dr. Woody and the Company agreed to amend the terms of the May 7, 2024 Separation and Release Agreement, to terminate the Change of Control Bonus and for the Company to instead issue Dr. Woody $60,000 in shares of restricted common stock of the Company (or 43,166 shares of common stock, based on the closing sales price of the Company’s common stock on February 5, 2025, which closing price was $1.39 per share, the “Separation Shares”). The Separation Shares include piggyback registration rights for a resale registration statement relative to the Separation Shares for a period of six (6) months.

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

On February 21, 2025, as a required condition to the entry into a Mutual Settlement and General Release Agreement with Dr. Marlene Krauss (“Dr. Krauss”), the former Chief Executive Officer and director of KBL Merger Corp. IV, the Company’s predecessor, and KBL IV Sponsor, LLC, the Company’s former sponsor, the Company, Mr. Jordan and Dr. Krauss, entered into a Voting Agreement, whereby Dr. Krauss agreed to vote a total of 200,000 shares of the Company’s common stock, as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to August 21, 2025. In order to enforce the terms of the Voting Agreement, Dr. Krauss provided Mr. Jordan (or his assigns), solely for the benefit of the Company, an irrevocable voting proxy to vote the 200,000 shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders. As a result of the irrevocable voting proxy, Mr. Jordan may be deemed to beneficially own the 200,000 shares of common stock of the Company held by Dr. Krauss.

Except for the limited right to vote such shares pursuant to the Voting Agreements, Mr. Jordan has no dispositive control over the shares, nor any pecuniary interest therein.

Conversion of Series B Convertible Preferred Stock

On March 27, 2025, Elray Resources, Inc., the sole holder of the Series B Convertible Preferred Stock of the Company, and a greater than 5% stockholder, converted all 1,000,000 outstanding shares of Series B Convertible Preferred Stock of the Company which it then held into 1,318,000 shares of common stock (1.318 shares of common stock for each share of Series B Convertible Preferred Stock converted), in accordance with the terms of such preferred stock and the optional conversion right set forth therein.

General and Administrative - Related Parties

General and Administrative Expenses – Related Parties during the years ended December 31, 2024 and 2023, were $0 and $46,555, respectively. Of the expenses incurred during 2024 and 2023, these primarily relate to professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

Accounts Payable - Related Parties

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

Research and Development Expenses – Related Parties

During the year ended December 31, 2024, we incurred research and development expenses – related parties of $567,832, compared to $480,777 incurred for the year ended December 31, 2023, representing an increase of $87,055 or 18%. The change is mainly attributable to an overall increase in research and development (R&D) program spending based on Company resource allocation.

Related Party Litigation

Action Against Former Executive of KBL

On September 1, 2021, the Company initiated legal action in the Chancery Court of Delaware against Dr. Marlene Krauss, the Company’s former Chief Executive Officer and director (“Dr. Krauss”) and two of her affiliated companies, KBL IV Sponsor, LLC and KBL Healthcare Management, Inc. (collectively, the “KBL Affiliates”) for, among other things, engaging in unauthorized monetary transfers of the Company’s assets, non-disclosure of financial liabilities within the Company’s Consolidated Financial Statements, issuing shares of stock without proper authorization; and improperly allowing stockholder redemptions to take place. The Company’s complaint alleged multiple causes of action against Dr. Krauss and/or the KBL Affiliates, and sought compensatory damages in excess of $11,286,570, together with interest, attorneys’ fees and costs.

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

Action Against the Company by Dr. Krauss

On August 19, 2021, Dr. Krauss initiated legal action in the Chancery Court of Delaware against the Company.  The Complaint alleged that the Company was obligated to advance expenses including, attorney’s fees, to Dr. Krauss for the costs of defending against an SEC investigation and Subpoenas, and that the Company is also required to reimburse Dr. Krauss for the costs of bringing this lawsuit against the Company.  On September 3, 2021, Dr. Krauss filed an Amended Complaint which further alleged that Dr. Krauss was also allegedly entitled to advancement by the Company of her expenses, including attorney’s fees, for the costs of defending against the Third-Party Complaint in the Tyche action referenced below, and the costs of defending against the Company’s own Complaint against Dr. Krauss as described above.  On or about September 23, 2021, the Company filed its Answer to the Amended Complaint in which the Company denied each of Dr. Krauss’ claims and raised numerous affirmative defenses.

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

On February 21, 2025, we entered into a Mutual Settlement and General Release Agreement with Dr. Krauss and KBL IV Sponsor, LLC (“KBL Sponsor”) (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to (1) pay $50,000 within twenty days from February 21, 2025 (the “Cash Payment”), which amount was timely paid, and (2) issue 200,000 shares of restricted common stock within three business days (the “Krauss Shares”), which shares were timely issued. The Krauss Shares include piggyback registration rights for a resale registration statement relative to the Krauss Shares for a period of six (6) months.

The Settlement Agreement also required Dr. Krauss to enter into a Voting Agreement with the Company, which is discussed in greater detail above under “—Voting Agreements”.

The Settlement Agreement required Dr. Krauss to file a dismissal of her court actions within ten days after receipt of the Cash Payment and that the Company, Dr. Krauss and KBL Sponsor dismiss all of their claims against one another with prejudice, each of which requirements have occurred to date.

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

On June 30, 2024, the Company entered into a written Settlement Agreement with Tyche and Ronald Bauer and Samantha Bauer to fully resolve this action with Tyche and the Bauer action referenced below. The Settlement Agreement has been fully signed, and the parties have performed the following terms: forgiveness of loans to the Company by the Bauer Defendants, exoneration of the Company’s $50,000 bond in the Tyche action, complete mutual releases of all claims and counterclaims in both actions, and dismissal of both the Tyche action and the Bauer action in their entireties. . As a result of forgiveness of loans payable to the Bauer Defendants totaling $81,720, and accrued interest of $25,171, as well as release of the Company’s $50,000 bond, the Company recognized a gain of $156,891 during the three months ended June 30, 2024. Pursuant to the Settlement Agreement the Company cancelled 2,385 shares of common stock previously held by Tyche on January 30, 2025. In addition, Ronald Bauer and Samantha Bauer agreed to indemnify the Company and its subsidiaries from any collection attempts, actions or proceedings brought by Cambridge Capital Ltd. (“Cambridge”) and Park Lane Capital, Ltd. (“Park Lane”). Cambridge and Park Lane have made certain loans to the Company or its subsidiaries in the aggregate amount of approximately $130,000. Cambridge and Park Lane have made a demand for payment and the Company provides no assurance that Ronald and Samantha Bauer will indemnify the Company or that the Company will not be forced to repay such amounts.

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

The Company, Freedom and AmTrust held a mediation conference on August 21, 2024, during which, the Company agreed to the terms of a settlement with Freedom.

On September 23, 2024, Freedom paid the Company a further $125,000 in reimbursement of fees advanced by the Company, of which the Company received $76,639 after the payment of attorney’s fees.

Subsequently, the Company and AmTrust held an additional mediation conference.

On, and effective on, April 6, 2025 (the “Effective Date”), the Company entered into a Confidential AmTrust Settlement Agreement and Release (the “AmTrust Settlement Agreement”) with AmTrust, and its wholly-owned subsidiary, AmTrust Financial Services, Inc. (“AFSI”). Pursuant to the AmTrust Settlement Agreement, the Company and AmTrust agreed to resolve the ongoing litigation and disputes discussed above, relating to the Company’s pre-merger directors’ and officers’ insurance policy (the “Coverage Action”).

Pursuant to the terms of the AmTrust Settlement Agreement, the Company agreed to (i) pay AmTrust a cash payment of $250,000 (the “Settlement Sum”) within 20 days of the Effective Date, and (ii) issue AFSI 509,707 shares of the Company’s common stock (the “AmTrust Settlement Shares”), within three business days of the Effective Date, which have been issued to date. The AmTrust Settlement Shares were valued at $575,000 (the “Shares Value”), based on the volume-weighted average price of the Company’s common stock over the 30 trading days preceding the Effective Date and are subject to customary anti-dilution protections, including adjustments for stock splits, combinations, and stock dividends.

Within ten days after delivery of both the Settlement Sum and the AmTrust Settlement Shares, the parties have agreed to file a joint stipulation of dismissal with prejudice of the Coverage Action.

In connection with the settlement, the Company and AmTrust provided each other broad mutual releases of all claims, known and unknown, arising out of or relating to, among other things, the Coverage Action, certain claims relating to an SEC investigation of certain of the Company’s pre-merger officers, including Dr. Krauss, a lawsuit filed by the Company against Dr. Krauss, certain cross claims made by the Company against AmTrust, and related insurance claims and matters, including any claims for bad faith, breach of the implied covenant of good faith and fair dealing, or alleged unfair insurance practices. These releases extend to affiliates, officers, directors, employees, agents, and other related parties of both entities. The AmTrust Settlement Agreement expressly provides that it does not release the parties from obligations arising under the AmTrust Settlement Agreement itself.

In connection with the issuance of the AmTrust Settlement Shares and pursuant to the AmTrust Settlement Agreement, the Company agreed to provide AFSI with certain registration rights. Specifically, the Company is obligated to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC within 45 days of the Effective Date (i.e., prior to May 21, 2025) to register the resale of the AmTrust Settlement Shares (the “Resale Registration Statement”). The Company has further agreed to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective within 60 days following the Effective Date, or, in the event of SEC notice that the Registration Statement will not be reviewed, by the third business day thereafter.

The Company is required to keep the Resale Registration Statement continuously effective until such time as AFSI no longer holds any AmTrust Settlement Shares, and to bear all related costs and expenses in connection with such registration, excluding AFSI’s legal fees. Additionally, the Company must provide legal opinion coverage at its expense, if necessary, to enable AFSI to rely on Rule 144 resale exemptions after six months.

If the Company fails to file or cause the Resale Registration Statement to become effective within 105 days after the Effective Date (i.e., prior to July 20, 2025), if the prospectus included in the registration statement can no longer be relied upon, or if the Company fails to maintain the effectiveness of the Resale Registration Statement (each, a “Registration Statement Failure Event”), the Company is required to pay liquidated damages equal to 3.0% of the Shares Value for each such failure and for each month such failure continues, subject to a cap of 33.0% of the Shares Value.

The AmTrust Settlement Agreement included customary representations and warranties of the parties, including representations from AFSI confirming its status as an accredited investor.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers other than Eric R. Van Lent, our Chief Accounting Officer, provided that we expect to enter into an indemnification agreement with Mr. Van Lent shortly after this filing. The indemnification agreements and our Certificate of Incorporation and Bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

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

Our Board of Directors has affirmatively determined that Ryan Smith, Jay Goodman and Stephen H. Shoemaker are each an independent director as defined under the Nasdaq rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act, and have no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Furthermore, the Board has determined that each of the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent within the meaning of Nasdaq director independence standards applicable to members of such committees, as currently in effect.

The Compensation Committee members also qualify as “non-employee directors” within the meaning of Section 16 of the Exchange Act.

In making the independence determination described above regarding Mr. Goodman, the Board of Directors took into account the fact that Jay Goodman is the adult son of Anthony Brian Goodman, who serves as the Chief Executive Officer of Elray Resources, Inc., which entity holds all 1,318,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.68 per share, and is the beneficial owner of 49.7% of our outstanding common stock and 23.1% of our outstanding voting stock.

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

Principal Accounting Fees and Services

Our independent public accounting firm for the year ended December 31, 2024 was M&K CPAS, PLLC (Auditor Firm ID: 2738), and our independent accounting firm for the year ended December 31, 2023, was Marcum LLP (Auditor Firm Id: 688).

The following is a summary of fees paid or to be paid for audit, tax and related fees for services rendered by our independent auditing firms during the periods indicated:

	For the Fiscal Year Ended December 31,
	2024		2023

Audit Fees	$511,813	(1)	$718,380	(3)
Audit-Related Fees	—		—
Tax Fees	12,000	(2)	77,191	(4)
All Other Fees	—		—
Total	$523,813		$795,571

(1)	Represents $173,500 of fees charged by M&K CPAs and $338,313 of fees charged by Marcum.

(2)	Represents $12,000 of fees charged by M&K CPAs and $0 of fees charged by Marcum.

(3)	Represents $0 of fees charged by M&K CPAs and $718,380 of fees charged by Marcum.

(4)	Represents $0 of fees charged by M&K CPAs and $77,191 of fees charged by Marcum.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and services that are normally provided by M&K CPAs and Marcum, in connection with regulatory filings, including for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the applicable years. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

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

All Other Fees. Includes fees not included under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

Audit Committee Policy for Pre-approval of Independent Registered Public Accounting Firm Services

The Audit Committee of the Board is required to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The Audit Committee has established a policy regarding pre-approval of permissible audit, audit-related, and other services provided by the independent registered public accounting firm, which services are periodically reviewed and revised by the Audit Committee. Unless a type of service has received general pre-approval under the policy, the service will require specific approval by the Audit Committee. All audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2024 and 2023 were approved by the Audit Committee consistent with the policy described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)

No financial statement or supplemental data is filed with this Amendment No. 1 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

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

180 LIFE SCIENCES CORP.

Date: April 25, 2025	/s/ Blair Jordan
	By:	Blair Jordan, Chief Executive Officer (Principal Executive Officer)