Form 10-K/A
period 2024-12-31
180 Life Sciences Corp.
filed 2025-05-08
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On March 31, 2025, 180 Life Sciences Corp. (“180 Life,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Original Form 10-K omitted certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year. Subsequently, on April 25, 2025, the Company filed an Amendment No. 1 to Annual Report on Form 10-K with the SEC to include such omitted information (“Amendment No. 1”).

Amendment No. 1 failed to include certain required XBRL tagging and this Amendment No. 2 to Annual Report on Form 10-K is being filed solely to include such XBRL tagging under Item 10. Directors, Executive Officers and Corporate Governance.

As such, this Amendment No. 2:

●	restates Part III, Item 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), of Amendment No. 1 to include the required XBRL tagging; and

●	files new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 2 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, as amended by Amendment No. 1, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Form 10-K.

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

Blair Jordan — Chief Executive Officer and Director — Information regarding Mr. Jordan is set forth below under “Classified Board of Directors”.

Eric R. Van Lent — Chief Accounting Officer (Principal Accounting/Financial Officer)

Eric R. Van Lent is a seasoned finance and accounting professional with over 20 years of experience optimizing financial operations, streamlining processes, and driving revenue growth in medium to large organizations. With expertise spanning financial reporting, strategic planning, and enterprise resource planning (ERP) implementation, he has played a pivotal role in enhancing operational efficiency and profitability across manufacturing, distribution, software, defense, & Esports industries. Mr. Van Lent has served as a NetSuite advanced financials consultant with Cumula3 Group since February 2024 and as the managing member of his own consulting firm, EVL Consulting LLC, since February 2020. Mr. Van Lent previously served as Vice President and Corporate Controller of Engine Media Holdings, Inc., a software/gaming/racing/esports company from January 2018 to December 2021. In that role, he managed the restructuring and financial oversight of a multi-site international software business. He played a key role in the company’s successful uplisting from the TSX Venture Exchange to Nasdaq and led the implementation of NetSuite ERP, streamlining financial reporting across multiple global operations. Mr. Van Lent has also held positions at Assa Abloy, Lockheed Martin, and Flight Line Products, where he successfully executed ERP integrations, automated financial processes, and led cost-reduction initiatives, achieving multimillion-dollar savings.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)

No financial statement or supplemental data is filed with this Amendment No. 2 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 2 and is incorporated herein by reference in response to this item.

Exhibit Number	Description

31.5*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.6*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: May 8, 2025	/s/ Blair Jordan
	By:	Blair Jordan, Chief Executive Officer (Principal Executive Officer)