Form 10-Q
period 2025-03-31
180 Life Sciences Corp.
filed 2025-05-15
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, 5,695,487 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current Assets:
Cash	$3,724,527	$4,585,141
Prepaid expenses and other current assets	304,226	556,230
Total Current Assets	4,028,753	5,141,371
Intangible assets, net	7,622,041	7,622,041
Total Assets	$11,650,794	$12,763,412
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,124,602	$1,933,141
Accounts payable – related parties	897,721	684,181
Accrued expenses	771,083	739,674
Loans payable - current portion	148,391	147,889
Total Current Liabilities	3,941,797	3,504,885
Loans payable - noncurrent portion	3,425	6,616
Total Liabilities	3,945,222	3,511,501
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class B, Class C and Class K preferred stock)
Class B Convertible Preferred stock liability, $0.001 par value, 0 and 1,000,000 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	100
Class C Preferred Stock; 1 share authorized, 0 issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Class K Preferred Stock; 1 share authorized, 0 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,185,780 and 3,176,999 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	519	318
Additional paid-in capital	154,579,238	153,691,755
Accumulated other comprehensive income	(2,981,609)	(2,916,918)
Accumulated deficit	(143,892,576)	(141,523,344)
Total Stockholders’ Equity	7,705,572	9,251,911
Total Liabilities and Stockholders’ Equity	$11,650,794	$12,763,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Operating Expenses:
Research and development	$240,905	$365,186
Research and development - related parties	135,455	170,542
General and administrative	1,996,608	1,556,740
Total Operating Expenses	2,372,968	2,092,468
Loss From Operations	(2,372,968)	(2,092,468)

Other Income (Expense):
Other income	6,391	1,039,364
Interest expense	(2,655)	(16,449)
Change in fair value of derivative liabilities	-	(191)
Total Other Income (Expense), Net	3,736	1,022,724
Loss Before Income Taxes	(2,369,232)	(1,069,744)
Income tax benefit	-	-
Net Loss	(2,369,232)	(1,069,744)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(64,691)	6,460
Total Comprehensive Loss	$(2,433,923)	$(1,063,284)

Basic and Diluted Net Loss per Common Share
Basic	$(0.67)	$(1.68)
Diluted	$(0.67)	$(1.68)

Weighted Average Number of Common Shares Outstanding:
Basic	3,539,331	638,339
Diluted	3,539,331	638,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended March 31, 2025 and 2024

(unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance - January 1, 2025	1,000,000	$100	3,176,999	$318	$153,691,755	$(2,916,918)	$(141,523,344)	$9,251,911
Cancelled shares	-	-	(2,385)	-	-	-	-	-
Shares issued for settlement of liabilities	-	-	243,166	24	309,976	-	-	310,000
Stock-based compensation	-	-	450,000	45	577,539	-	-	577,584
Conversion of Series B Convertible Preferred Stock	(1,000,000)	(100)	1,318,000	132	(32)	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	(2,369,232)	(2,369,232)
Other comprehensive Loss	-	-	-	-	-	(64,691)	-	(64,691)
Balance - March 31, 2025	-	$-	5,185,780	$519	$154,579,238	$(2,981,609)	$(143,892,576)	$7,705,572

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance - January 1, 2024	-	$-	534,719	$54	$130,117,209	$(2,901,339)	$(127,343,657)	$(127,733)
Shares issued from exercise of pre-funded warrants related to Amendment to August 2023 Offering	-		257,205	26	463	-	-	489
Adjustment related to reverse stock split	-		60,848	6	(6)	-	-	-
Stock-based compensation	-		-	-	236,062	-	-	236,062
Comprehensive loss:	-	-
Net loss	-	-	-	-	-	-	(1,069,744)	(1,069,744)
Other comprehensive Income	-	-	-	-	-	6,460	-	6,460
Balance - March 31, 2024	-	$-	852,772	$86	$130,353,728	$(2,894,879)	$(128,413,401)	$(954,466)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(2,369,232)	$(1,069,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation
Shares issued for services	572,832	-
Amortization of stock options and restricted stock units	4,752	236,062
Amortization of intangibles	-	23,576
Change in fair value of derivative liabilities	-	191
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	253,332	480,533
Accounts payable	131,715	(97,254)
Accounts payable – related parties	213,540	(212,543)
Accrued expenses	339,338	(447,946)
Accrued expenses – related parties	-	53,708
Total adjustments	1,515,509	36,327
Net Cash Used In Operating Activities	(853,723)	(1,033,417)

Cash Flows From Financing Activities
Proceeds from exercise of pre-funded warrants from the Amendment to August 2023 Offering	-	489
Repayment of loans payable	(3,320)	(264,883)
Net Cash Used In Financing Activities	(3,320)	(264,394)

Effect of Exchange Rate Changes on Cash	(3,571)	(2,011)

Net Decrease In Cash	(860,614)	(1,299,822)
Cash - Beginning of Period	4,585,141	1,975,799
Cash - End of Period	$3,724,527	$675,977

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$-	$12,078

Non cash investing and financing activities:
Conversion of Series B Convertible Preferred Stock	$100	$-
Shares issued for settlement of liabilities	$310,000	$-

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

In November 2024, the biotechnology related to α7nAChR was returned to Stanford University and the Company is currently evaluating strategic options for the TNF and CBD programs, including but not limited to a sale or disposition, return of these assets to the underlying owners or other strategic alternatives. While there are several parties conducting preliminary due diligence, no formal bids have been received to date, and the Company has not yet made a final determination with respect to these assets.

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

As a result of the Purchase Agreement, the Company is planning to strategically enter into the online gaming industry, utilizing the Purchased Assets, which incorporates blockchain technology and cryptocurrency operability (the “Gaming Technology Platform”). The Company plans to use this technology platform to establish a blockchain-based business aimed at the global iGaming market, focusing initially only on the cryptocurrency market and in the future, potentially the traditional fiat currency wagering market. Initially focusing on B2C (business-to-consumer) online casinos, the Company also plans to expand into a B2B (business-to-business) model, offering a seamless blockchain-enabled technology platform for gaming operators worldwide. In addition, management has identified certain global iGaming industry characteristics and trends that they believe make potential acquisition opportunities attractive. Management believes that the combination of the Gaming Technology Platform and the strength of a Nasdaq listing make the Company an attractive consolidation vehicle for the iGaming industry, and plans to work to identify potential acquisitions (although no targets exist at present).

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. As of March 31, 2025, the Company had an accumulated deficit of $143,892,576 and working capital of $86,956, and for the three months ended March 31, 2025, a net loss of $2,369,232 and cash used in operating activities of $853,723. The Company expects to invest a significant amount of capital to commercialize its iGaming assets as well as continuing to maintain the intellectual property around the Company’s existing biotechnology assets. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, will produce products capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 under Note 3 - Summary of Significant Accounting Policies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2024, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries was the British Pound (“GBP”) (1.292 and 1.273 GBP to 1 US dollar, each as of March 31, 2025 and December 31, 2024, respectively) for balance sheet accounts, while expense accounts are translated at the weighted average exchange rate for the period (1.259 and 1.214 GBP to 1 US dollar for each of the three months ended March 31, 2025 and 2024, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three months ended March 31, 2025 and 2024, the Company recorded other comprehensive loss of $64,691 and other comprehensive income of $6,460, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized $0 and ($1) of foreign currency transaction losses for the three months ended March 31, 2025 and 2024, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

In addition, the Company acquired the Gaming Technology Platform from Elray in 2024. The Gaming Technology Platform is not yet placed in service, and will be amortized over three years based on its nature as acquired technology and its expected useful life once placed in service.

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

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Insurance	$183,048	$377,473
Professional fees	111,189	137,570
Value-added tax receivable	9,989	41,187
	$304,226	$556,230

NOTE 5 - INTANGIBLE ASSETS

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

On September 30, 2024, in contemplation of the closing of the transactions contemplated by the Purchase Agreement, and pursuant to the power provided to the Company by the Second Amended and Restated Certificate of Incorporation of the Company, as amended, the Company’s Board of Directors (the “Board”) approved the adoption of, and filing of, a Certificate of Designations of 180 Life Sciences Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock (the “Series B Designation”), which was filed with, and became effective with, the Secretary of State of Delaware on the same date. The Series B Designation designated 1,000,000 shares of Series B Convertible Preferred Stock which were issued to Elray on September 30, 2024 (the “Closing Date”). The Series B Designation designated 1,000,000 shares of Series B Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $17.30 per share.

The purchase of the Purchased Assets closed on September 30, 2024.

Based on the terms of the Series B Convertible Preferred Stock and the Purchase Agreement, and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 480-10, at issuance, the Series B Convertible Preferred Stock was accounted for as a liability due to the variable number of shares issuable under the agreement pursuant to the conversion terms, with an initial value of $2,772,695. The Company estimated the fair value of the Series B Convertible Preferred Stock based on the market value of the underlying common shares into which the Series B Convertible Preferred stock is convertible into at the transaction date, and an estimated fair value of the liquidation preference using option pricing models for scenarios of the liquidation preference being in effect or conversion of the Series B Convertible Preferred Stock by the holder. The Company recognized a gain/loss on the change in fair value of the Series B Convertible Preferred Stock of $1,577,305 during the year ended December 31, 2024. On December 27, 2024 (the “Stockholder Approval Date”), the Conversion Rate (defined below) was fixed at 1.318 or 1,318,000 total shares of common stock. As a result, the fair value of the Series B Convertible Preferred Stock was reclassified within shareholders’ equity.

The Purchase Warrants have an exercise price of $1.68 per share, the closing stock price of the Company’s common stock on the last trading day prior to the parties’ entry into the Purchase Agreement, and a term of seven years (through September 30, 2031). The Purchase Warrants also provide for cashless exercise rights. No shares of common stock may be issued upon exercise of the Purchase Warrants until or unless the Company has received approval from its stockholders for the issuance of such shares of common stock upon exercise of the Purchase Warrants, which was received in December 2024. The Company estimated the fair value of the Purchase Warrants at the acquisition date of September 30, 2024 of $4,849,346 based on the Black-Scholes option pricing model with the following key assumptions ranging from: Fair value stock price, $1.68, Exercise price, $1.68, Term 7 years, Volatility 234.08%, Discount rate of 3.60% and a dividend yield of 0%.

The Company had capitalized intangible cost of $7,622,041 at March 31, 2025, related to the Purchased Assets. The Purchased Assets were not yet placed in service on March 31, 2025, and amortization has not been recorded.

The technology acquired from Elray will be amortized over three years based on its nature as acquired technology and its expected useful life.

The Company will perform its definite-lived intangible asset impairment test on an annual basis with the initial impairment test after an acquisition completed before the expiration of the next 12 month period.

Intangible assets at March 31, 2025 and December 31, 2024 consisted of the following:

	Useful	March 31,	December 31,
	Life (years)	2025	2024
Source code and intellectual property	3	$7,622,041	$7,622,041
Licensed Patents	20	530,651	530,651
Technology license	20	1,607,667	1,607,667

Intangible assets		9,760,359	9,760,359
Less: accumulated amortization		(611,776)	(611,776)
Less: accumulated impairment loss		(1,526,542)	(1,526,542)

Intangible assets, net		$7,622,041	$7,622,041

Amortization expense was $0 and $23,576 for the three months ended March 31, 2025 and 2024, respectively, related to intangible assets, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Litigation accrual	$250,000	$300,000
Research and development fees	446,798	371,038
Interest	61,479	58,940
Other	12,806	9,696
	$771,083	$739,674

NOTE 7 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the three months ended March 31, 2025:

	Principal balance at December 31, 2024	Principal additions	Principal repayments in cash	Effects of foreign exchange rates	Principal balance at March 31, 2025
Bounce Back Loan Scheme	$19,602	$-	$(3,321)	$632	$16,913
First Insurance - 2024	584	-	-	-	584
Other loans payable	134,319	-	-	-	134,319
Total loans payable	$154,505	$-	$(3,321)	$632	$151,816
Less: loans payable – current portion	147,889				148,391
Loans payable – noncurrent portion	$6,616				$3,425

For the three months ended March 31, 2025 and 2024, the Company recognized interest expense associated with loans payable of $2,539 and $16,449, respectively. As of March 31, 2025 and December 31, 2024, the Company had accrued interest associated with loans payable of $61,479 and $58,940, respectively.

NOTE 8 - SERIES B CONVERTIBLE PREFERRED STOCK

On September 30, 2024, in contemplation of the closing of the transactions contemplated by the Purchase Agreement, and pursuant to the power provided to the Company by the Certificate of Incorporation of the Company, as amended, the Company’s Board of Directors approved the adoption of, and filing of, a Certificate of Designations of 180 Life Sciences Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, which was filed with, and became effective with, the Secretary of State of Delaware on the same date. The Series B Designation designated 1,000,000 shares of Series B Convertible Preferred Stock which were issued to Elray on the Closing Date.

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

The Series B Convertible Preferred Stock requires the consent of the holders of at least a majority of the issued and outstanding shares of Series B Convertible Preferred Stock to (a) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Convertible Preferred Stock of the Company; (b) adopt or authorize any new designation of any Preferred Stock or amend the Certificate of Incorporation of the Company in a manner which (i) provides any holder of common stock or preferred stock any rights upon a liquidation of the Company which are prior and superior to those of the holders of the Series B Convertible Preferred Stock; or (ii) adversely affect the rights, preferences and privileges of the Series B Convertible Preferred Stock; (c) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series B Convertible Preferred Stock; (d) alter or change the rights, preferences or privileges of the shares of Series B Convertible Preferred Stock so as to affect adversely the shares of such series; and (e) issue any shares of Series A Preferred Stock or Series B Convertible Preferred Stock, other than the Preferred Stock issued pursuant to the Purchase Agreement (collectively, the “Protective Provisions”).

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

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (each a “Liquidation Event”), the holders of Series B Convertible Preferred Stock are entitled to receive prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock or securities junior to the Series B Convertible Preferred Stock (other than the common stock) by reason of their ownership of such stock, but after any required distribution to any holders of Series B Convertible Preferred Stock, an amount in cash per share of Series B Convertible Preferred Stock for each share of Series B Convertible Preferred Stock held by them equal to the greater of (x) one times the Stated Value; and (y) the total amount of consideration that would have been payable on such share upon a Liquidation Event, had such share of Series B Convertible Preferred Stock been converted into common stock, immediately prior to such Liquidation Event (as applicable, the “Liquidation Preference”). The “Stated Value” is $17.30 per share of Series B Convertible Preferred Stock, for a total aggregate Liquidation Preference of $17,300,000 when aggregating all 1,000,000 shares of Series B Convertible Preferred Stock originally issued.

Conversion Rights. None prior to Stockholder Approval. After Stockholder Approval, at the option of the holder(s) thereof, each share of Series B Convertible Preferred Stock is convertible into a number of shares of common stock of the Company as equals the Conversion Rate. The “Conversion Rate” shall initially be 0.685 (or 685,000 shares in aggregate, which would represent 40% of the Company’s then outstanding shares of common stock), as equitably adjusted, as applicable for stock splits and recapitalizations; provided that if at any time after the original issuance date of the Series B Convertible Preferred Stock and prior to the Stockholder Approval Date, the Company shall actually issue any additional shares of common stock of the Company (each a “Dilutive Issuance”), the Conversion Rate shall be increased to a value equal to (x)(i) the total outstanding shares of common stock (“Total Outstanding Shares”) on the date immediately following such Dilutive Issuance, divided by (ii) 60%, minus (iii) the Total Outstanding Shares on the date immediately following such Dilutive Issuance, divided by (y) 1,000,000, rounded to the thousands place, as equitably adjusted, as applicable for stock splits and recapitalizations (each a “Dilutive Adjustment”); provided that in no event will the Conversion Rate be greater than ten. The effect of any change in the Conversion Rate shall not be retroactive and shall only apply for conversions of Series B Convertible Preferred Stock following the date of any Dilutive Adjustment. The Conversion Rate is designed to result in the holders of the Series B Convertible Preferred Stock receiving 40% of the then outstanding shares of common stock upon conversion of the Series B Convertible Preferred Stock, subject to a maximum of 10 million shares of common stock, and further subject to such conversion ratio being fixed upon Stockholder Approval. The Conversion Rate of the Series B Convertible Preferred Stock was fixed at 1.318 or 1,318,000 total shares of common stock on December 27, 2024, the Stockholder Approval Date.

Based on the terms of the Series B Convertible Preferred Stock and the Purchase Agreement, and in accordance with FASB ASC 480-10, the Series B Convertible Preferred Stock was accounted for as a liability at its issuance date due to the variable number of shares issuable under the agreement pursuant to the conversion terms, with an initial fair value of $2,772,695. On the Stockholder Approval Date, the Conversion Rate was fixed at 1.318 or 1,318,000 total shares of common stock. As a result, the estimated fair value of the Series B Convertible Preferred Stock of $4,350,000 was reclassified within shareholders’ equity. During the three months ended March 31, 2025, the Series B Convertible Preferred Stock was fully converted into 1,318,000 shares of common stock.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of March 31, 2025.

Legal Matters

Action Against Former Executive of KBL

On September 1, 2021, the Company initiated legal action in the Chancery Court of Delaware against Dr. Marlene Krauss, the Company’s former Chief Executive Officer and director (“Dr. Krauss”), when the Company was known as KBL Merger Corp. IV (“KBL”) and two of her affiliated companies, KBL IV Sponsor, LLC and KBL Healthcare Management, Inc. (collectively, the “KBL Affiliates”) for, among other things, engaging in unauthorized monetary transfers of the Company’s assets, non-disclosure of financial liabilities within the Company’s Consolidated Financial Statements, issuing shares of stock without proper authorization; and improperly allowing stockholder redemptions to take place. The Company’s complaint alleged multiple causes of action against Dr. Krauss and/or the KBL Affiliates, and sought compensatory damages in excess of $11,286,570, together with interest, attorneys’ fees and costs.

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

Action Against the Company by Dr. Krauss

On August 19, 2021, Dr. Krauss initiated legal action in the Chancery Court of Delaware against the Company.  The Complaint alleged that the Company was obligated to advance expenses including, attorneys’ fees, to Dr. Krauss for the costs of defending against an SEC investigation and Subpoenas, and that the Company is also required to reimburse Dr. Krauss for the costs of bringing this lawsuit against the Company.  On September 3, 2021, Dr. Krauss filed an Amended Complaint which further alleged that Dr. Krauss was also allegedly entitled to advancement by the Company of her expenses, including attorneys’ fees, for the costs of defending against the Third-Party Complaint in the Tyche action referenced below, and the costs of defending against the Company’s own Complaint against Dr. Krauss as described above.  On or about September 23, 2021, the Company filed its Answer to the Amended Complaint in which the Company denied each of Dr. Krauss’s claims and raised numerous affirmative defenses.

On November 15, 2021, Dr. Krauss filed a Motion for Summary Adjudication as to certain of the issues in the case, which was opposed by the Company.  On March 7, 2022, the Court issued a decision denying the Motion in part and granting it in part.  The Court then issued an Order implementing such decision on March 29, 2022.  The parties subsequently engaged in proceedings as set forth in that Order, and the Company was required to pay a portion of those fees while objecting to the remaining portion of disputed fees. On October 10, 2022 and January 18, 2023, Dr. Krauss filed applications to compel the Company to pay the full amount of fees requested by Dr. Krauss for May-October 2022, and to modify the Court’s Order. On May 3, 2023, the Court issued an Order granting both of Dr. Krauss’s Applications for payment of attorneys’ fees totaling $714,557, which amount was paid in May 2023.

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

On June 30, 2024, the Company entered into a written Settlement Agreement with Tyche and Ronald Bauer and Samantha Bauer to fully resolve this action with Tyche and the Bauer action referenced below. The Settlement Agreement has been fully signed, and the parties have performed the following terms: forgiveness of loans to the Company by the Bauer Defendants, exoneration of the Company’s $50,000 bond in the Tyche action, complete mutual releases of all claims and counterclaims in both actions, and dismissal of both the Tyche action and the Bauer action in their entireties. The entry into the Settlement Agreement resulted in forgiveness of loans payable to the Bauer Defendants totaling $81,720, and accrued interest of $25,171, as well as release of the Company’s $50,000 bond. Pursuant to the Settlement Agreement, the Company cancelled 2,385 shares of common stock previously held by Tyche on January 30, 2025. In addition, Ronald Bauer and Samantha Bauer agreed to indemnify the Company and its subsidiaries from any collection attempts, actions or proceedings brought by Cambridge Capital Ltd. (“Cambridge”) and Park Lane Capital, Ltd. (“Park Lane”). Cambridge and Park Lane have made certain loans to the Company or its subsidiaries in the aggregate amount of approximately $130,000. Cambridge and Park Lane have made a demand for payment and the Company provides no assurance that Ronald and Samantha Bauer will indemnify the Company or that the Company will not be forced to repay such amounts.

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

On November 22, 2022, the Company filed a Motion for Summary Adjudication against both AmTrust and Freedom, and on April 21, 2023, the Court issued an Order Granting in Part and Denying in Part the Company’s Motion. This Order essentially ruled in favor of the Company on nearly all of the issues in the case, but found there were still issues of disputed facts as to the Change in Control exclusion contained within the policies, which precluded the Court from granting the remainder of the Company’s requests for summary adjudication as a matter of law.

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

On, and effective on, April 6, 2025 (the “Effective Date”), the Company entered into a Confidential Settlement Agreement and Release (the “AmTrust Settlement Agreement”) with AmTrust, and its wholly-owned subsidiary, AmTrust Financial Services, Inc. (“AFSI”). Pursuant to the AmTrust Settlement Agreement, the Company and AmTrust agreed to resolve the ongoing litigation and disputes discussed above, relating to the Company’s pre-merger directors’ and officers’ insurance policy (the “Coverage Action”).

Pursuant to the Settlement Agreement, discussed in greater detail below under Note 12 Subsequent Events, the parties agreed to file a joint stipulation of dismissal with prejudice of the Coverage Action, which has been filed to date.

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

Pursuant to the Amendments, each of Dr. Woody and Dr. Rothbard, effective as of January 1, 2024, agreed to a reduction of the base salaries set forth in their respective amended employment agreements, by 50%, to $245,000 per year for Dr. Woody and to $100,000 per year for Dr. Rothbard, with the amount of such salary reductions ($20,416 per month for Dr. Woody and $8,333 per month for Dr. Rothbard) accruing monthly in arrears, to be paid upon the Company raising at least $5,000,000 in funding subsequent to the date of the Amendments (the “Funding Date”), provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety. These amounts were later forgiven as discussed below.

Also pursuant to the Amendments, each of Dr. Steinman and Sir Marc Feldmann, effective as of January 1, 2024, agreed to a reduction of the base salaries set forth in their respective consulting agreements, by 100%, to $0 per year for each of Dr. Steinman and Sir Marc Feldmann, with the amount of such salary reductions ($18,750 per month or $225,000 per year, for Dr. Steinman and £14,167 per month or £170,000 per year, for Sir Marc Feldmann) accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date does not occur prior to March 15, 2025, the amounts accrued will be forgiven in their entirety.  Effective on September 5, 2024, the Company’s wholly-owned subsidiary, CBR Pharma and the Company, entered into a Separation and Release Agreement with Sir Marc Feldmann, which was amended to clarify such agreement was effective September 5, 2024 (as amended, the “Feldmann Separation Agreement”).

Under the Feldmann Separation Agreement, the Company agreed to issue Sir Marc Feldmann 57,328 shares of common stock and options to purchase 20,000 shares of common stock with a term of two years and an exercise price of $1.95 per share, the closing sales price of the Company’s common stock on September 5, 2024, under the Company’s Second Amended and Restated 2022 Omnibus Incentive Plan to satisfy amounts owed to Sir Marc Feldmann in consideration for services previously rendered to CBR Pharma. Under the Feldmann Separation Agreement, Sir Marc Feldmann provided a customary general release to CBR Pharma and the Company, the Company and CBR Pharma provided a release to Sir Marc Feldmann, subject to certain exceptions, and Sir Marc Feldmann also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company and CBR Pharma. The shares were issued on September 10, 2024.

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

On February 5, 2025, the Company entered into a First Amendment to Separation and Release Agreement with Dr. Woody (the “First Amendment”). Pursuant to the First Amendment, Dr. Woody agreed to amend the terms of the Woody Separation Agreement, to terminate the prior requirement of the Company to pay the Future Contingent Payment. Instead, pursuant to the First Amendment, Dr. Woody agreed to accept $60,000 in shares of restricted common stock of the Company (or 43,166 shares of common stock, based on the closing sales price of the Company’s common stock on February 5, 2025, which closing price was $1.39 per share, the “Separation Shares”), in lieu of the Future Contingent Payment which obligation was terminated. The Separation Shares include piggyback registration rights for a resale registration statement relative to the Separation Shares for a period of six (6) months.

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

Appointment of Interim Chief Executive Officer and Consulting Agreement

Also effective on May 7, 2024, the Board of Directors appointed Mr. Blair Jordan, a then member of the Board of Directors of the Company, as Interim Chief Executive Officer (and subsequently Chief Executive Officer) and Principal Executive Officer of the Company, to fill the vacancy left by Dr. Woody’s resignation. Upon such appointment, Mr. Jordan ceased being the Lead Independent director of the Company, and ceased being a member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board of Directors.

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

On February 20, 2025, the Company entered into an Executive Consulting Agreement with Mr. Blair Jordan dated February 21, 2025, and Jordan Consulting (the “Jordan Agreement”). The Jordan Agreement replaced and superseded the Jordan Consulting Agreement.

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

The Jordan Agreement provides for Mr. Jordan to act as Chief Executive Officer of the Company, and to be paid $240,000 per year (previously Mr. Jordan was paid $216,000 per year under the Jordan Consulting Agreement) in consideration for services rendered to the Company (the “Fee”).

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

The Company also agreed to grant 160,000 shares of restricted common stock to Mr. Jordan under the Company’s Third Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (the “Incentive Plan”), with such shares evidenced and documented by a Notice of Restricted Stock Grant and Restricted Stock Grant Agreement to be entered into between Mr. Jordan and the Company, and subject to vesting as follows: (a) 80,000 shares vest on January 1, 2026, subject to Mr. Jordan’s continued service to the Company on such vesting date; and (b) 80,000 shares vest on December 31, 2026, subject to Mr. Jordan’s continued service to the Company on such vesting date. In the event that the agreement is terminated by us without “cause” or by Jordan Consulting for “good reason”, the shares and all options and shares then outstanding and scheduled to vest within one year of termination will immediately vest, and (iii) the treatment of the shares and all options and shares then outstanding and scheduled to vest outside of one year from termination will be determined solely by the Compensation Committee.

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

On February 21, 2025, the Company entered into a Mutual Settlement and General Release Agreement with Dr. Marlene Krauss, the former Chief Executive Officer and director of KBL and KBL IV Sponsor, LLC. Pursuant to the Settlement Agreement, the Company agreed to (1) pay $50,000 within twenty days from February 21, 2025, and (2) issue 200,000 shares of restricted common stock within three business days, each of which requirements were met. The Settlement Shares include piggyback registration rights for a resale registration statement relative to the Settlement Shares for a period of six (6) months.

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

Appointment of Chief Accounting Officer and Consulting Agreement

Effective on February 15, 2025, the Company appointed Eric R. Van Lent as the Chief Accounting Officer (Principal Accounting/Financial Officer) of the Company (the “Appointment”), which Appointment was effective as of the same date. As a result of the Appointment, Blair Jordan, the Chief Executive Officer (Principal Executive Officer) of the Company, who had served as the Principal Accounting/Financial Officer of the Company since October 16, 2024, stepped down from such role, also effective on February 15, 2025. Effective on February 15, 2025, the Company entered into an Executive Consulting Agreement dated January 30, 2025 with Mr. Van Lent and EVL Consulting, LLC (an entity owned by Mr. Van Lent) (“EVL Consulting” and the “EVL Consulting Agreement”). Pursuant to the EVL Consulting Agreement, the Company agreed to engage EVL Consulting to provide the services of Mr. Van Lent to the Company as Chief Accounting Officer of the Company. The EVL Consulting Agreement has a term through July 30, 2025, unless otherwise terminated pursuant to the terms of the agreement (discussed below) and provides for Mr. Van Lent to act as Chief Accounting Officer of the Company, and to be paid $8,000 per month for an average of 10 hours of work per week, with any hours in excess of that amount being compensated at the rate of $200 per hour, only if preapproved in writing by the Company. Notwithstanding the above, the Board of Directors, with the recommendation of the Compensation Committee, may grant Mr. Van Lent bonuses from time to time in its discretion, in cash or equity. The EVL Consulting Agreement includes customary confidentiality, non-disclosure and proprietary right requirements of EVL Consulting and Mr. Van Lent, and a prohibition on EVL Consulting and Mr. Van Lent competing against us during the term of the agreement.

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

Indemnification Agreements

The Company has entered into Indemnity Agreements (each an “Indemnification Agreement”) with each of its directors and officers (each an “Indemnitee”), to provide for indemnification to the officers and directors under Delaware law. Among other things, consistent with the Company’s Bylaws, each Indemnification Agreement generally requires that the Company (i) indemnify the Indemnitee from and against all expenses and liabilities with respect to proceedings to which Indemnitee may be subject by reason of the Indemnitee’s service to the Company to the fullest extent authorized or permitted by Delaware law and (ii) advance all expenses incurred by the Indemnitee in connection with the investigation, defense, settlement or appeal of any proceeding, and in connection with any proceeding to enforce the Indemnitee’s rights under the Indemnification Agreement. The Indemnification Agreement also establishes various related procedures and processes and generally requires the Company to maintain directors’ and officers’ liability insurance coverage.

NOTE 10 - STOCKHOLDERS’ (DEFICIT) EQUITY

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

Shares issued for Services

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

Shares cancelled

On January 30, 2025, the Company cancelled 2,385 shares previously issued to Tyche Capital LLC.

Stock Options

A summary of the option activity during the three months ended March 31, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding, January 1, 2025	21,629	$28.25	2.2	$-
Granted	-	-	-	-
Forfeited	(65)	1,501.00	-	-
Outstanding, March 31, 2025	21,564	$23.81	1.9	$-

Exercisable, March 31, 2025	21,037	$11.46	1.8	$-

A summary of outstanding and exercisable stock options as of March 31, 2025 is presented below:

Stock Options Outstanding		Stock Options Exercisable
Exercise	Number of	Weighted Average	Number of
Price	Shares	Remaining Life in Years	Shares
$1,501.00	65	6.7	65
$516.80	710	7.1	183
$12.73	789	8.4	789
$1.95	20,000	1.4	20,000
	21,564	1.8	21,037

The Company recognized stock-based compensation expense of $1,584 for the three months ended March 31, 2025, related to the amortization of stock options; expense of $1,584 is included within general and administrative expenses on the condensed consolidated statements of operations for the three-month period. The Company recognized stock-based compensation expense of $236,063 for the three months ended March 31, 2024, related to the amortization of stock options; expense of $234,113 is included within general and administrative expenses on the condensed consolidated statements of operations for the three-month period and expense of $1,950 is included within research and development expenses on the condensed consolidated statements of operations for the three month period.  As of March 31, 2025, there was $194,1062 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 0.69 years.

Warrants

A summary of the common stock underlying the warrants activity (including both liability and equity classified instruments) during the three months ended March 31, 2025 is presented below:

	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2025	6,133,476	$18.19	5.1	$1,028,044
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2025	6,133,476	$18.19	4.8	$-

Exercisable, March 31, 2025	6,133,476	$18.19	4.8	-

A summary of outstanding and exercisable common stock underlying the warrants as of March 31, 2025 is presented below:

Common Stock Underlying Warrants Outstanding		Common Stock Underlying Warrants Exercisable
Exercise	Number of	Weighted Average	Number of
Price	Shares	Remaining Life in Years	Shares
$1,900.00	6,748	0.9	6,748
$2,850.00	6,579	1.4	6,579
$4,370.00	15,794	0.6	15,794
$3.23	4,049	3.9	4,049
$2.28	1,200,000	5.3	1,200,000
$1.68	3,000,000	6.5	3,000,000
$1.50	1,900,138	4.6	1,900,138
	6,133,308	6.3	6,133,308

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

Separately, on May 14, 2024, the Staff provided us notice of our non-compliance with the audit committee requirements for continued listing on The Nasdaq Capital Market set forth in Listing Rule 5605(c)(2), which requires that listed companies maintain an audit committee of at least three independent directors. Nasdaq provided the Company a cure period in order to regain compliance as follows: until the earlier of the Company’s next annual shareholders’ meeting or May 7, 2025; or if the next annual shareholders’ meeting is held before November 4, 2024, then the Company must evidence compliance no later than November 4, 2024, which non-compliance the Company cured in December 2024.

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

NOTE 11 - RELATED PARTIES

Accounts Payable – Related Parties

Accounts payable - related parties were $897,721 and $684,181 as of March 31, 2025 and December 31, 2024, respectively, and consist of amounts due to certain officers and directors of the Company, as well as deferred compensation for certain executives.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $135,455 and $170,542 during the three months ended March 31, 2025 and 2024, respectively, is related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

NOTE 12 - SUBSEQUENT EVENTS

AmTrust Settlement Agreement

As discussed above under Note 9 Commitments and Contingencies—Legal Matters— Declaratory Relief Action Against the Company by AmTrust International, on, and effective on, April 6, 2025, the Company entered into the Settlement Agreement with AmTrust, and its wholly-owned subsidiary, AFSI. Pursuant to the Settlement Agreement, the Company and AmTrust agreed to resolve certain ongoing litigation and disputes relating to the Company’s pre-merger directors’ and officers’ insurance policy.

Pursuant to the terms of the AmTrust Settlement Agreement, the Company agreed to (i) pay AmTrust a cash payment of $250,000 (the “Settlement Sum”) within 20 days of the Effective Date, and (ii) issue AFSI 509,707 shares of the Company’s common stock (the “AmTrust Settlement Shares”), within three business days of the Effective Date, which have been issued to date. The AmTrust Settlement Shares were valued at $575,000 (the “Shares Value”), based on the volume-weighted average price of the Company’s common stock over the 30 trading days preceding the Effective Date and are subject to customary anti-dilution protections, including adjustments for stock splits, combinations, and stock dividends. The Company accrued the Settlement Sum as of March 31, 2025, included in Accrued Expenses liabilities on the consolidated balance sheet.

Within ten days after delivery of both the Settlement Sum and the AmTrust Settlement Shares, the parties agreed to file a joint stipulation of dismissal with prejudice of the Coverage Action, which has been filed to date, and was granted on April 30, 2025.

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

Elray and Luxor Settlement Agreement

On April 28, 2025, the Company entered into a Settlement and Mutual Release Agreement (the “Elray Settlement Agreement”) with Elray Resources, Inc. (“Elray”), and Luxor Capital, LLC (“Luxor”). Elray and Luxor are both controlled by Anthony Brian Goodman, the father of the Company’s director, Jay Goodman. The Elray Settlement Agreement and related arrangements discussed below resolved certain disputes which had arisen between the parties relating to among other things, certain potential acquisitions.

Pursuant to the Elray Settlement Agreement: (a) the Company agreed to acquire all 1,318,000 of the shares of its common stock (the “Elray Shares”) held by Elray, which were issued in March 2025, upon the conversion of 1,000,000 shares of Series B Convertible Preferred Stock which Elray then held (representing 23.1% of the Company’s currently outstanding shares of common stock), in exchange for an aggregate settlement payment of $1 million, consisting of (i) $350,000 payable to Elray within five business days of the Elray Settlement Agreement (the “Elray Payment”) and (ii) $650,000 payable to Luxor (“Luxor Payment”). Amounts due to Luxor will be payable by way of 20% of the proceeds raised by the Company in future capital raises until paid in full, but shall be paid no later than April 28, 2026; and (b) the Company, Elray, and Luxor exchanged mutual general releases from claims arising from prior negotiations and agreements, with limited exceptions for obligations under the Elray Settlement Agreement and confidentiality requirements.

In connection with the settlement, Elray agreed to deliver five stock powers authorizing cancellation of the Elray Shares, to be held in escrow and released proportionally at the option of the Company, as settlement payments are made, with all remaining shares canceled once the full amounts of the Elray Payment and Luxor Payment are made. The stock powers are to be released in tranches, with the stock power relating to the initial 461,300 Elray Shares eligible to be released from escrow upon payment of the Elray Payment, and the remaining four stock powers, each providing for the transfer of 214,175 shares, to be released upon the payment by the Company to Luxor of each additional $162,500. To date, no Elray Shares have been returned to the Company or cancelled.

Luxor also agreed to indemnify the Company against any claims brought by a third party related to certain prior negotiations involving an online casino asset acquisition.

The Elray Settlement Agreement included customary representations and warranties of the parties and confidentiality requirements. The Elray Settlement Agreement also provides a restriction on Elray’s sale or transfer of any of the Elray Shares.

The Elray Settlement Agreement also required Elray to enter into a Voting Agreement with the Company. Pursuant to the Voting Agreement, which was entered into on April 28, 2025, by Elray, the Company, and Blair Jordan, the Company’s Chief Executive Officer, solely for the benefit of the Company, Elray agreed to vote any Elray Shares which it continued to hold, as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to April 28, 2026. In order to enforce the terms of the Voting Agreement, and solely for the benefit of the Company, Elray provided Mr. Jordan (or his assigns) an irrevocable voting proxy to vote the Elray Shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders.

The Elray Settlement Agreement and related transactions were approved by the Board of Directors of the Company, as well as the Company’s Audit Committee, with Mr. Jay Goodman abstaining.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025 (under the heading “Risk Factors” and in other parts of that report), and include, but are not limited to, statements about:

●	The need for additional funding, including that our current cash on hand is expected to last us until only December 2025, if we do not raise funding in the future;

●	our ability to create or purchase a front end for our back end blockchain casino intellectual property assets, commercialize our planned iGaming casino, obtain required licenses and customers, and come to mutually agreeable contractual terms with third parties and suppliers, and ultimately generate revenues through such operations;

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our biotechnology focused product candidates;

●	the uncertainties associated with the clinical development and regulatory approval of the Company’s drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash flows and our potential ability to obtain additional financing to advance our business and the terms of any further financing, which may be highly dilutive and may include onerous terms;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the Company’s reliance on third parties to conduct its clinical trials, enroll patients, and manufacture its preclinical and clinical drug supplies, the ability to come to mutually agreeable terms with such third parties and partners, and the terms of such agreements;

●	the terms of the Company’s current licensing agreements, and the termination rights associated therewith;

●	estimates of patient populations for the Company’s planned products;

●	unexpected adverse side effects or inadequate therapeutic efficacy of drug candidates that could limit approval and/or commercialization, or that could result in recalls or product liability claims;

●	the Company’s ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to its product development activities;

●	challenges and uncertainties inherent in product research and development, including the uncertainty of clinical success and of obtaining regulatory approvals; and uncertainty of commercial success;

●	the ability of the Company to execute its plans to develop and market new drug products and the timing and costs of these development programs;

●	changing rates of inflation and interest rates, and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict, and Israel/Hamas conflict) and other large-scale crises;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	the review and evaluation of strategic transactions and their impact on shareholder value; the process by which the Company engages in evaluation of strategic transactions; the outcome of potential future strategic transactions and the terms thereof;

●	our ability to maintain our listing of our common stock and public warrants on the Nasdaq Capital Market;

●	the reliance on suppliers of third-party gaming content and the cost of such content, and reliance on third-party service providers for our planned iGaming platform, including but not limited to marketing, customer service and data management services;

●	the ability of the Company to obtain gaming licenses and ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to the Company’s planned iGaming activities;

●	the ability of the Company to build or acquire a suitable “front-end” iGaming platform to match the Company’s Gaming Technology Platform;

●	the Company’s reliance on its management;

●	the potential effect of economic downturns, recessions, tariffs, changes in interest rates and inflation, and market conditions, including recessions, decreases in discretionary spending and therefore demand for our products, and increases in the cost of capital, related thereto, among other affects thereof, on the Company’s operations and prospects as a result of increased inflation, tariffs, increasing interest rates, global conflicts and other events;

●	the Company’s ability to protect its proprietary information and intellectual property (IP);

●	the ability of the Company to compete in the iGaming market;

●	the effect of current and future regulation, the Company’s ability to comply with regulations (both current and future) and potential penalties in the event it fails to comply with such regulations and changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business;

●	the ability to compete against existing and new competitors;

●	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;

●	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products, including potential recessions and global economic slowdowns; and

●	other risks and uncertainties, including those described under “Risk Factors”, herein.

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

This information should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025 (the “Annual Report”).

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

Going Concern and Management Liquidity Plans

As of March 31, 2025, we had an accumulated deficit of $143,892,576 and working capital of $86,956, and for the three months ended March 31, 2025, a net loss of $2,369,232 and cash used in operating activities of $853,723. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised capital in July 2022, December 2022, April 2023, August 2023, November 2023, October 2024 and December 2024, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a minimum monthly cash requirement spend of approximately $252,000. We believe that in the aggregate, we will require significant additional capital funding to operationalize and commercially launch our Gaming Technology Platform (defined below), complete the disposition of our remaining biotechnology assets (either by sale or discontinuation), repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview

iGaming Assets

We are planning to strategically enter into the online gaming industry, utilizing the Purchased Assets (defined below), i.e., our “back-end” gaming platform acquired in September 2024, which incorporates blockchain technology and full cryptocurrency operability (the “Gaming Technology Platform”). The Company plans to use this technology platform to establish a blockchain-based business aimed at the global iGaming market. Initially focusing on B2C (business-to-consumer) online casinos, the Company also plans to expand into a B2B (business-to-business) model, offering a seamless blockchain-enabled technology platform for gaming operators worldwide. In addition, management has identified certain global iGaming industry characteristics and trends that they believe make potential acquisition opportunities attractive. Management believes that the combination of the Gaming Technology Platform and the strength of a Nasdaq listing make the Company an attractive consolidation vehicle for the iGaming industry, and plan to work to identify potential acquisitions (although no targets exist at present).

Planned iGaming Casino Operations

On September 29, 2024, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Elray Resources, Inc. (“Elray”). Pursuant to the Purchase Agreement, Elray agreed to sell us certain source code and intellectual property relating to an online blockchain casino (the “Purchased Assets”) in consideration for 1,000,000 shares of then newly designated Series B Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase 3,000,000 shares of common stock of the Company (the “Purchase Warrants”). The acquisition of the Purchased Assets was completed on September 30, 2024. The Purchase Agreement restricts Elray, in perpetuity, from copying, selling, assigning, hypothecating, or otherwise transferring the Purchased Assets to any other party, without the prior written consent of the Company, and provides for the Company to be the sole owner of the Purchased Assets, except that Elray shall be authorized to retain and use the Purchased Assets for its own benefit and utilize such assets to provide SaaS solutions and hosted casino solutions to third party companies.

In order to monetize the Purchased Assets, the Company will require a front end (the “Front-End”). We are planning to strategically enter into the online gaming industry, utilizing the Purchased Assets, i.e., our newly acquired “back-end” gaming platform, which incorporates blockchain technology and cryptocurrency operability (the “Gaming Technology Platform”). The Company plans to use this technology platform to establish a blockchain-based business aimed at the global iGaming market, focusing initially only on the cryptocurrency market and in the future, potentially the traditional fiat currency wagering market. Initially focusing on B2C (business-to-consumer) online casinos, the Company also plans to expand into a B2B (business-to-business) model, offering a seamless blockchain-enabled technology platform for gaming operators worldwide. In addition, management has identified certain global iGaming industry characteristics and trends that they believe make potential acquisition opportunities attractive. Management believes that the combination of the Gaming Technology Platform and the strength of a Nasdaq listing make the Company an attractive consolidation vehicle for the iGaming industry, and plans to work to identify potential acquisitions (although no targets exist at present).

Other than the Purchase Agreement and a consulting agreement with a technology consultant, the Company has not entered into any material agreements in connection with the iGaming business to date.

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

Recent Events

On, and effective on, April 6, 2025 (the “Effective Date”), the Company entered into a Confidential Settlement Agreement and Release (the “AmTrust Settlement Agreement”) with AmTrust, and its wholly-owned subsidiary, AmTrust Financial Services, Inc. (“AFSI”). Pursuant to the AmTrust Settlement Agreement, the Company and AmTrust agreed to resolve the ongoing litigation and disputes discussed above, relating to the Company’s pre-merger directors’ and officers’ insurance policy, as discussed in greater detail above under Note 12 Subsequent Events—AmTrust Settlement Agreement, in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

On April 28, 2025, the Company entered into a Settlement and Mutual Release Agreement (the “Elray Settlement Agreement”) with Elray Resources, Inc. (“Elray”), and Luxor Capital, LLC (“Luxor”). Elray and Luxor are both controlled by Anthony Brian Goodman, the father of the Company’s director, Jay Goodman. The Elray Settlement Agreement and related arrangements discussed below resolved certain disputes which had arisen between the parties relating to among other things, certain potential acquisitions. Pursuant to the Elray Settlement Agreement: (a) the Company agreed to acquire all 1,318,000 of the shares of its common stock (the “Elray Shares”) held by Elray, which were issued in March 2025, upon the conversion of 1,000,000 shares of Series B Convertible Preferred Stock which Elray then held (representing 23.1% of the Company’s currently outstanding shares of common stock), in exchange for an aggregate settlement payment of $1 million, consisting of (i) $350,000 payable to Elray within five business days of the Elray Settlement Agreement (the “Elray Payment”) and (ii) $650,000 payable to Luxor (“Luxor Payment”). Amounts due to Luxor will be payable by way of 20% of proceeds raised by the Company in future capital raises until paid in full, but shall be paid no later than April 28, 2026; and (b) the Company, Elray, and Luxor exchanged mutual general releases from claims arising from prior negotiations and agreements, with limited exceptions for obligations under the Elray Settlement Agreement and confidentiality requirements. The Elray Settlement Agreement is discussed in greater detail above under Note 12 Subsequent Events—Elray and Luxor Settlement Agreement, in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Significant Financial Statement Components

Research and Development

To date, our wholly-owned subsidiary, 180 Life Corp.’s (“180’s”) research and development expenses have related primarily to discovery efforts and preclinical and clinical development of its three product platforms: (1) fibrosis and anti-TNF, (2) drugs which are derivatives of CBD, and (3) α7nAChR (which has been transferred back to Stanford University). Research and development expenses consist primarily of costs associated with those three product platforms, which include:

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

Research and development activities are important for both our legacy biotechnology assets as well as our new focus on iGaming. For our legacy biotech assets, expenditures are limited to those which are deemed necessary to preserve the value of this legacy intellectual property. This includes, in the case of the SCA asset, having funded a pharmo-kinetic study, while the 180 intellectual property (IP) has been in care and maintenance mode. The costs for ongoing work, if any, on the biotechnology IP are expected to be circa $150,000; management has not yet determined that these additional expenses will be required prior to monetization of this asset. In respect of our new focus on iGaming, the research and development costs relate to evaluation of content for our proposed iGaming operation (populating our front-end), potential development costs associated with the Gaming Technology software acquired, and potential development costs associated with a front-end, when acquired.

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

Other significant general and administrative costs include costs relating to overhead costs, legal fees relating to corporate and patent matters, litigation, SEC filings, insurance, investor relations costs, fees for accounting and consulting services, and other general and administrative costs. General and administrative costs are expensed as incurred, and we accrue amounts for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers and adjusting our accruals as actual costs become known.

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

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	For the Three Months Ended March 31,
	2025	2024
Operating Expenses:
Research and development expense	$240,905	$365,186
Research and development - related parties	135,455	170,542
General and administrative	1,996,608	1,556,740
Total Operating Expenses	2,372,968	2,092,468
Loss From Operations	(2,372,968)	(2,092,468)

Other (Expense) Income:
Other income	6,391	1,039,364
Interest expense	(2,655)	(16,449)
Change in fair value of derivative liabilities	-	(191)
Gain on settlement of liabilities	-	-
Total other income, net	3,736	1,022,724
Loss Before Income Taxes	(2,369,232)	(1,069,744)
Income tax benefit	-	-
Net Loss	$(2,369,232)	$(1,069,744)

Research and Development

We incurred research and development expenses of $240,905 for the three months ended March 31, 2025, compared to $365,186 for the three months ended March 31, 2024, representing a decrease in research and development expenses of $124,281 or 34%. The decrease in research and development expense was mainly due to an overall decrease in research and development (R&D) program spending based on Company resource allocation.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $135,455 for the three months ended March 31, 2025, compared to $170,542 for the three months ended March 31, 2024, representing a decrease of $35,087, or 21%. The decrease is attributable to the decrease of related party consulting expenses in the 2025 period.

General and Administrative

We incurred general and administrative expenses of $1,996,608 and $1,556,740 for the three months ended March 31, 2025 and 2024, respectively, representing an increase of $439,868 or 28% for the 2025 period, compared to the 2024 period. The increase resulted from an increase in stock-based compensation expense of approximately $343,000 associated with new awards to the Company’s directors and officers in the current period, and legal fees of $410,0000 from the Company’s settlement negotiations and other contractual work which were offset by reduced professional fees of approximately $26,000 from lower consulting and accounting fees from the Company’s reduced operational activity, reduced insurance expense of $54,000 and reduced salaries expense of approximately $269,000 from reduced headcount in connection with lower overall operations in the current period.

Other Income (Expense), Net

We incurred other income, net of $3,736 during the three months ended March 31, 2025, as compared to other income, net of $1,022,724 for the three months ended March 31, 2024, representing a decrease in other income, net of $1,018,988 or 100%. The decrease is primarily attributable to certain one-time amounts due to contractors related to certain R&D programs that were forgiven; as a result, the Company reduced its accounts payable and accrued liabilities accounts by $588,506 and $450,859, respectively, during the three months ended March 31, 2024, and recorded the forgiven amounts as other income for a total of $1,039,364.

Net Loss

We had a net loss of $2,369,232 for the three months ended March 31, 2025, compared to a net loss of $1,069,744 for the three months ended March 31, 2024, representing an increase in net loss of $1,299,488 or 121%, for the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had cash balances of $3,724,527 and $4,585,141, respectively, and working capital of $86,956 and $1,636,486, respectively, largely due to a decrease in cash related to cash used in operations.

For the three months ended March 31, 2025 and 2024, cash used in operating activities was $853,723 and $1,033,417, respectively. Our cash used in operations for the three months ended March 31, 2025 was primarily attributable to our net loss of $2,369,232, adjusted for non-cash expenses in the aggregate amount of $577,584, as well as $937,925 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the three months ended March 31, 2024 was primarily attributable to our net loss of $1,069,744, adjusted for non-cash expenses in the aggregate amount of $259,829, as well as $223,502 of net cash used to fund changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2025, cash used in financing activities was $3,320 and cash used in financing activities was $264,394 for the three months ended March 31, 2024. Cash used in financing activities during the three months ended March 31, 2025 was due to repayments of loans in the amount of $3,320. Cash used in financing activities during the three months ended March 31, 2024 was due to repayments of loans in the amount of $264,883, offset by proceeds of $489 from the exercise of certain pre-funded warrants.

Our iGaming business may never achieve full commercialization and our drug product candidates may never achieve commercialization (in the form of a sale of the intellectual property), and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we are able to generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, certain third-party clinical research and development services, certain third party service providers, including but not limited to marketing, content, and management services in respect of our iGaming operations, certain license payments, intellectual property maintenance costs or milestone obligations that may arise, laboratory and related supplies, clinical costs, potential manufacturing costs, legal and other regulatory expenses and general overhead costs.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of December 31, 2024, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. However, in April 2023, August 2023, November 2023, October 2024 and December 2024, the Company raised additional capital of approximately $2.7 million, $2.7 million, $0.8 million, $3.3 million, and $2.6 million, respectively, and with current cash on hand of approximately $2.6 million as of May 15, 2025, the Company expects to be able to continue as a going concern through December 2025.

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

Recent Financing Transactions

Warrant Inducement Agreement and Related Transactions

On October 16, 2024, we entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of warrants to purchase up to 477,058 shares of common stock and (i) warrants to purchase up to 16,138 shares of common stock issued in July 2022; (ii) warrants to purchase up to 135,339 shares of common stock issued in December 2022; (iii) warrants to purchase up to 82,668 shares of common stock issued in April 2023; and (iv) warrants to purchase up to 242,915 shares of common stock issued in August 2023, each with an exercise price of $3.23 per share (collectively, the “Exercised Warrants”), pursuant to which the Holder agreed to exercise for cash the Exercised Warrants to purchase an aggregate of 950,069 shares of common stock at an exercise price of $3.48 per share ($0.25 greater than the $3.23 per share exercise price of such Exercised Warrants) during the period from the date of the Inducement Agreement until 1:15 p.m., Eastern Time, on October 16, 2024. On October 16 and 17, 2024, the Exercised Warrants were exercised in full for cash by the Holder and the Company received $3,306,240 before deducting financial advisory fees and other expenses payable by us.

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

December 2024 Offering

On December 27, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, including the Holder (the “SPA”). Pursuant to the terms of the SPA, the Company agreed to sell, in a registered direct offering, an aggregate of 1,200,000 shares of the Company’s common stock (the “December 2024 Shares”) and, in a concurrent private placement, warrants to purchase up to 1,200,000 shares of common stock (the “December 2024 Warrants”). The combined purchase price per December 2024 Share and December 2024 Warrant was $2.41. The offerings closed on December 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer (CEO) (principal executive officer) and Chief Accounting Officer (CAO) (principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2025.

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

Our management plans to establish procedures to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing necessary enhancements or improvements. Management expects to complete an assessment of the design and operating effectiveness of its internal controls over financial reporting during the second half of 2025. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 9 – Commitments and Contingences”, under the heading Legal Matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024, filed with the Commission on March 31, 2025 (the “Form 10-K”), under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factors below which we have marked with an asterisk (*) reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024.

We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.*

The Company has not generated any revenues and has incurred significant losses since inception. As of March 31, 2025, the Company had an accumulated deficit of $143,892,576 and working capital of $86,956, and for the three months ended March 31, 2025, a net loss of $2,369,232 and cash used in operating activities of $853,723. The Company expects to invest a significant amount of capital to commercialize its iGaming assets and fund research and development. On September 29, 2024, the Company acquired certain source code and intellectual property relating to an online blockchain casino and plans to build and launch a fully operational casino operation as part of its future operations. The Company expects to invest a significant amount of capital to fund the development and operation of this business. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. As of May 15, 2025, we had cash on hand of approximately $2.6 million, including certain funds with certain restrictions on use (including, restrictions on repaying existing indebtedness) which we expect will last us until December 2025. Our Consolidated Financial Statements included herein have been prepared assuming we will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While we have raised funds in the past through debt and the sale of equity, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.*

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $17.75 per share and as low as $0.66 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock, including the below:

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

Elray Resources, Inc., beneficially owns a significant percentage of our common stock and as such may be able to exercise significant voting control over us, which could limit other stockholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.*

Elray beneficially owns 1,318,000 shares of common stock, 23.1% of our total voting shares; however such shares are subject to the Voting Agreement, discussed in greater detail above under Note 12 Subsequent Events—Elray and Luxor Settlement Agreement, in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”, pursuant to which Elray provided Blair Jordan, our Chief Executive Officer and director the right to vote such shares (as discussed in greater detail below), and also holds warrants to purchase up to 3,000,000 shares of common stock with an exercise price of $1.68 per share, which if exercised for cash, would result in Elray holding 4,318,000 voting shares, or 49.7% of our then total voting shares. As a result, Elray, if it exercises its warrants, could have a significant influence on the stockholder vote. Consequently, it could have the ability to influence matters affecting our stockholders and therefore exercise significant control in determining the outcome of a number of corporate transactions or other matters, including (i) making amendments to our certificate of incorporation; (ii) whether to approve the issuance additional shares of common stock and preferred stock, including to itself; (iii) election of directors; and (iv) any merger or significant corporate transactions, including with itself or other related parties. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special stockholder meetings, your shares may have little effect on the outcome of corporate decisions due to Elray’s potential ownership. The interests of Elray may not coincide with our interests or the interests of other stockholders.

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

Pursuant to certain Voting Agreements previously entered into, stockholders holding an aggregate of 1,561,166 voting shares or 27.4% of our outstanding voting shares have agreed to vote such shares as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders.

On February 5, 2025, the Company, the Mr. Blair Jordan, our Chief Executive Officer and Director, and Dr. James Woody, entered into a Voting Agreement, whereby Dr. Woody agreed to vote a total of 43,166 shares of the Company’s common stock, as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to February 5, 2026, the date after August 5, 2025, that Dr. Woody has sold all of the shares, or the date that the Company terminates the Voting Agreement. In order to enforce the terms of the Voting Agreement, Dr. Woody provided Mr. Jordan (or his assigns), solely for the benefit of the Company, an irrevocable voting proxy to vote the 43,166 shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders.

On February 21, 2025, the Company, Mr. Jordan and Dr. Marlene Krauss, entered into a Voting Agreement, whereby Dr. Krauss agreed to vote a total of 200,000 shares of the Company’s common stock, as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to August 21, 2025. In order to enforce the terms of the Voting Agreement, Dr. Krauss provided Mr. Jordan (or his assigns), solely for the benefit of the Company, an irrevocable voting proxy to vote the 200,000 shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders.

On April 28, 2025, the Company, Mr. Jordan and Elray entered into a Voting Agreement, whereby Elray agreed to vote a total of 1,318,000 shares of the Company’s common stock, as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to April 28, 2026. In order to enforce the terms of the Voting Agreement, Elray provided Mr. Jordan (or his assigns), solely for the benefit of the Company, an irrevocable voting proxy to vote the 1,318,000 shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders.

In aggregate, a total of 1,561,166 shares of voting stock or 27.4% of our outstanding voting stock are subject to the Voting Agreements discussed above.

Consequently, the Board of Directors has the ability to influence matters affecting our stockholders and therefore exercise significant control in determining the outcome of a number of corporate transactions or other matters, including (i) making amendments to our certificate of incorporation; (ii) whether to approve the issuance of additional shares of common stock and preferred stock; (iii) election of directors; and (iv) any merger or significant corporate transactions. In addition, this concentration of voting rights might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company; (2) impeding a merger, consolidation, takeover or other business combination involving our Company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

* * * * * *

Separately, the risk factor from the Form 10-K entitled “We may not receive any additional amounts under our pre-merger directors’ and officers’ insurance policy in connection with certain litigation matters and may be forced to repay $2.57 million previously received”, is no longer a material risk to the Company, as the Company has entered into a settlement agreement with AmTrust, as discussed in greater detail above under Note 12 Subsequent Events—AmTrust Settlement Agreement, in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2025, and for the period from April 1, 2025, to the filing date of this report which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)	Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference herein:

No.	Description
10.1#	Third Amendment to 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 31, 2024 and incorporated by reference herein)
10.2#	Third Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 31, 2024 and incorporated by reference herein)
10.3#	First Amendment to Separation and Release Agreement dated February 5, 2025, between 180 Life Sciences Corp. and James N. Woody (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 7, 2025 and incorporated by reference herein)
10.4#	Voting Agreement dated February 5, 2025, between 180 Life Sciences Corp., James N. Woody and Blair Jordan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 7, 2025 and incorporated by reference herein)
10.5	Mutual Settlement and General Release Agreement dated February 21, 2025, between 180 Life Sciences Corp., Marlene Krauss, and KBL IV Sponsor, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2025 and incorporated by reference herein)
10.6#	Voting Agreement dated February 21, 2025, between 180 Life Sciences Corp., Dr. Marlene Krauss and Blair Jordan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2025 and incorporated by reference herein)
10.7#	Executive Consulting Agreement entered into on February 15, 2025 and effective January 30, 2025, by and between 180 Life Sciences Corp., Eric Van Lent and EVL Consulting, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 21, 2025 and incorporated by reference herein)
10.8#	Executive Consulting Agreement dated February 21, 2025, by and between 180 Life Sciences Corp., Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 21, 2025 and incorporated by reference herein)
10.9#	Form of Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (February 2025 Officer and Director Grants) (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 21, 2025 and incorporated by reference herein)
10.10	Confidential Settlement Agreement and Release dated April 6, 2025, between 180 Life Sciences Corp., AmTrust International Underwriters DAC and AmTrust Financial Services, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 9, 2025 and incorporated by reference herein)

10.11	Settlement and Mutual Release Agreement dated and effective April 28, 2025, is by and between 180 Life Sciences Corp., Elray Resources, Inc. and Luxor Capital, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2025 and incorporated by reference herein)
10.12#	Voting Agreement dated April 28, 2025, between 180 Life Sciences Corp., Elray Resources, Inc. and Blair Jordan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 30, 2025 and incorporated by reference herein)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: May 15, 2025	By:	/s/ Blair Jordan
Blair Jordan
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Eric R. Van Lent
Eric R. Van Lent
Chief Accounting Officer
(Principal Financial and Accounting Officer)