Form 10-Q
period 2025-06-30
180 Life Sciences Corp.
filed 2025-07-23
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 22, 2025, 6,039,208 shares of common stock, par value $0.0001 per share, were issued and outstanding.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current Assets:
Cash	$2,218,331	$4,585,141
Prepaid expenses and other current assets	873,789	556,230
Total Current Assets	3,092,120	5,141,371
Intangible assets, net	7,622,041	7,622,041
Total Assets	$10,714,161	$12,763,412
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,204,060	$1,933,141
Accounts payable – related parties	1,093,432	684,181
Accrued expenses	623,661	739,674
Loans payable - current portion	762,445	147,889
Loans payable related parties - current portion	650,000	-
Total Current Liabilities	5,333,598	3,504,885
Loans payable - noncurrent portion	-	6,616
Total Liabilities	5,333,598	3,511,501
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class B, Class C and Class K preferred stock)
Class B Convertible Preferred stock liability, $0.001 par value, 0 and 1,000,000 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	100
Class C Preferred Stock; 1 share authorized, 0 issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Class K Preferred Stock; 1 share authorized, 0 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,039,208 and 3,176,999 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	604	318
Treasury stock	(1,000,000)	-
Additional paid-in capital	155,124,183	153,691,755
Accumulated other comprehensive income	(3,125,044)	(2,916,918)
Accumulated deficit	(145,619,180)	(141,523,344)
Total Stockholders’ Equity	5,380,563	9,251,911
Total Liabilities and Stockholders’ Equity	$10,714,161	$12,763,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating Expenses:
Research and development	$182,386	$118,861	$423,291	$484,047
Research and development - related parties	140,372	133,665	275,827	304,207
General and administrative	1,407,657	1,594,212	3,404,265	3,150,952
Total Operating Expenses	1,730,415	1,846,738	4,103,383	3,939,206
Loss From Operations	(1,730,415)	(1,846,738)	(4,103,383)	(3,939,206)

Other (Expense) Income:
Other income	6,483	1,712,702	12,874	2,752,066
Interest expense	(2,672)	(11,360)	(5,327)	(27,809)
Change in fair value of derivative liabilities	-	249	-	58
Gain on settlement of liabilities	-	156,928	-	156,928
Total other (expense) income, net	3,811	1,858,519	7,547	2,881,243
Income (Loss) Before Income Taxes	(1,726,604)	11,781	(4,095,836)	(1,057,963)
Income tax benefit	-	-	-	-
Net Income (Loss)	(1,726,604)	11,781	(4,095,836)	(1,057,963)
Deemed Dividend	-	-	-	-
Net Income (Loss) Available to Common Stockholders	(1,726,604)	11,781	(4,095,836)	(1,057,963)

Other Comprehensive Loss:
Foreign currency translation adjustments	(143,435)	(20,861)	(208,126)	(14,401)
Total Comprehensive Loss	$(1,870,039)	$(9,080)	$(4,303,962)	$(1,072,364)

Basic and Diluted Net Income (Loss) per Common Share
Basic	$(0.30)	$0.01	$(0.88)	$(1.42)
Diluted	$(0.30)	$0.01	$(0.88)	$(1.42)

Weighted Average Number of Common Shares Outstanding:
Basic	5,708,126	919,141	4,629,719	745,552
Diluted	5,708,126	919,141	4,629,719	745,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For The Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

	For the Three and Six Months Ended June 30, 2025 and 2024
							Accumulated		Total
						Additional	Other		Stockholders’
	Series B Preferred		Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	(Deficit)

Balance - January 1, 2025	1,000,000	$100	3,176,999	$318	$-	$153,691,755	$(2,916,918)	$(141,523,344)	$9,251,911
Cancelled shares	-	-	(2,385)	-	-	-	-	-	-
Shares issued for settlement of liabilities	-	-	243,166	24	-	309,976	-	-	310,000
Stock-based compensation	-	-	450,000	45	-	577,539	-	-	577,584
Conversion of Series B Convertible Preferred Stock	(1,000,000)	(100)	1,318,000	132	-	(32)	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(2,369,232)	(2,369,232)
Other comprehensive loss	-	-	-	-	-	-	(64,691)	-	(64,691)
Balance - March 31, 2025	-	-	5,185,780	519	-	154,579,238	(2,981,609)	(143,892,576)	7,705,572
Shares issued for settlement of liabilities	-	-	509,707	51	-	441,355	-	-	441,406
Stock-based compensation	-	-	343,721	34	-	103,590	-	-	103,624
Commitment to repurchase common stock	-	-	-	-	(1,000,000)	-	-	-	(1,000,000)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(1,726,604)	(1,726,604)
Other comprehensive loss	-	-	-	-	-	-	(143,435)	-	(143,435)
Balance - June 30, 2025	-	$-	6,039,208	$604	$(1,000,000)	$155,124,183	$(3,125,044)	$(145,619,180)	$5,380,563

Balance - January 1, 2024	-	$-	534,719	$54	$-	$130,117,209	$(2,901,339)	$(127,343,657)	(127,733)
Shares issued from exercise of August 2023 pre-funded warrants	-	-	257,205	26	-	463	-	-	489
Adjustment related to reverse stock split	-	-	60,848	6	-	(6)	-	-	-
Stock-based compensation	-	-	-	-	-	236,062	-	-	236,062
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(1,069,744)	(1,069,744)
Other comprehensive loss	-	-	-	-	-	-	6,460	-	6,460
Balance - March 31, 2024	-	-	852,772	86	-	130,353,728	(2,894,879)	(128,413,401)	(954,466)
Shares issued for settlement of liabilities	-	-	88,818	9	-	523,242	-	-	523,251
Stock based compensation	-	-	-	-	-	22,308	-	-	22,308
Comprehensive income (loss):	-	-
Net income	-	-	-	-	-	-	-	11,781	11,781
Other comprehensive income	-	-	-	-	-	-	(20,861)	-	(20,861)
Balance - June 30, 2024	-	$-	941,590	$95	$-	$130,899,278	$(2,915,740)	$(128,401,620)	$(417,987)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(4,095,836)	$(1,057,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	676,456	-
Amortization of stock options and restricted stock units	4,752	258,370
Amortization of intangibles	-	47,557
Change in fair value of derivative liabilities	-	(58)
Gain on settlement of liabilities	-	(156,928)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	408,440	1,236,580
Accounts payable	(17,007)	654,156
Accounts payable – related parties	409,251	(679,407)
Accrued expenses	629,157	(716,069)
Accrued expenses – related parties	-	107,515
Total adjustments	2,111,049	751,716
Net Cash Used In Operating Activities	(1,984,787)	(306,247)

Cash Flows From Financing Activities
Proceeds from exercise of pre-funded warrants from the Amendment to August 2023 Offering	-	489
Repayment of loans payable	(3,320)	(529,791)
Repayment of loans payable related parties	(350,000)	-
Net Cash Used In Financing Activities	(353,320)	(529,302)

Effect of Exchange Rate Changes on Cash	(28,703)	6,038

Net Decrease In Cash	(2,366,810)	(829,511)
Cash - Beginning of Period	4,585,141	1,975,799
Cash - End of Period	$2,218,331	$1,146,288

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$-	$12,078

Non cash investing and financing activities:
Conversion of Series B Convertible Preferred Stock	$100	$-
Shares issued for settlement of liabilities	$751,406	$523,251
Prepaid expense financed with notes payable	$722,000	$-
Commitment to repurchase common stock	$1,000,000	$-

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

On September 29, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Elray Resources, Inc. (“Elray”). Pursuant to the Purchase Agreement, Elray agreed to sell us certain source code and intellectual property relating to a “back-end technology platform” which is a key component of creating an online blockchain casino (the “Purchased Assets”). Elray agreed to provide support and assistance to the Company in connection with the building and launching of a fully operational casino utilizing the Purchased Assets.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not generated any revenues and has incurred significant losses since inception. As of June 30, 2025, the Company had an accumulated deficit of $145,619,180 and a working capital deficit of $2,241,478, and for the six months ended June 30, 2025, a net loss of $4,095,836 and cash used in operating activities of $1,984,787. The Company expects to invest a significant amount of capital to commercialize its iGaming assets as well as continuing to maintain the intellectual property around the Company’s existing biotechnology assets. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. There can be no assurance that the intellectual property of the Company, or other technologies it may acquire, will meet applicable regulatory standards, obtain required regulatory approvals, will produce products capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2024, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries was the British Pound (“GBP”) (1.373 and 1.252 GBP to 1 US dollar, each as of June 30, 2025 and December 31, 2024, respectively) for balance sheet accounts, while expense accounts are translated at the weighted average exchange rate for the period (1.337 and 1.262 GBP to 1 US dollar for each of the three months ended June 30, 2025 and 2024, respectively 1.298 and 1.265 GBP to 1 US dollar for each of the six months ended June 30, 2025 and 2024, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three and six months ended June 30, 2025 and 2024, the Company recorded other comprehensive loss of $143,435 and $20,861, and other comprehensive loss of $208,126 and $14,401, respectively, as a result of foreign currency translation adjustments.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized $27 of foreign currency transaction losses for the three and six months ended June 30, 2025 and $1,467 and $350 of foreign currency transaction losses for the three and six months ended June 30, 2024, respectively. Such amounts have been classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Reclassification

Approximately $369,000 of reclassifications were made from research and development to general and administrative expense in our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

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

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Insurance	$712,943	$377,473
Professional fees	89,765	137,570
Value-added tax receivable	10,781	41,187
Deferred offering costs	60,300	-
Total prepaid expenses and other current assets	$873,789	$556,230

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

The Company had capitalized intangible cost of $7,622,041 at June 30, 2025, related to the Purchased Assets. The Purchased Assets were not yet placed in service on June 30, 2025, and amortization has not been recorded.

The technology acquired from Elray will be amortized over three years based on its nature as acquired technology and its expected useful life.

The Company will perform its definite-lived intangible asset impairment test on an annual basis with the initial impairment test after an acquisition completed before the expiration of the next 12 month period.

Intangible assets at June 30, 2025 and December 31, 2024 consisted of the following:

	Useful	June 30,	December 31,
	Life (years)	2025	2024
Source code and intellectual property	3	$7,622,041	$7,622,041
Licensed Patents	20	530,651	530,651
Technology license	20	1,607,667	1,607,667

Intangible assets		9,760,359	9,760,359
Less: accumulated amortization		(611,776)	(611,776)
Less: accumulated impairment loss		(1,526,542)	(1,526,542)

Intangible assets, net		$7,622,041	$7,622,041

Amortization expense was $0 and $23,981 and $0 and $47,557, for the three and six months ended June 30, 2025 and 2024, respectively, related to intangible assets, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Litigation accrual	$-	$300,000
Research and development fees	533,775	371,038
Interest	64,053	58,940
Other	25,833	9,696
Total accrued expenses	$623,661	$739,674

During the six months ended June 30, 2025, the Company issued 752,873 share of common stock for the settlement of liabilities. See Note 9 – Commitments and Contingencies.

NOTE 7 - LOANS PAYABLE

Loans Payable

The following table summarizes the activity of loans payable during the six months ended June 30, 2025:

	Principal balance at December 31, 2024	Principal additions	Principal repayments in cash	Other	Effects of foreign exchange rates	Principal balance at June 30, 2025
Bounce Back Loan Scheme	$19,602	$-	$(7,079)	$-	$1,903	$14,426
First Insurance - 2024	584	-	-	(584)	-	-
First Insurance - 2025	-	613,700	-	-	-	613,700
Other loans payable	134,319	-	-	-	-	134,319
Total loans payable	$154,505	$-	$(7,079)	$(584)	$1,903	$762,445
Less: loans payable – current portion	147,889					762,445
Loans payable – noncurrent portion	$6,616					$-

For the three months ended June 30, 2025 and 2024, the Company recognized interest expense associated with loans payable of $2,672 and $11,360, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized interest expense associated with loans payable of $5,327 and $27,089, respectively. As of June 30, 2025 and December 31, 2024, the Company had accrued interest associated with loans payable of $64,053 and $58,940, respectively.

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

The below is a summary of the rights and preferences of the Series B Convertible Preferred Stock:

Voting Rights. Until such time, if ever, as the shareholders of the Company approved the issuance of shares of common stock upon the conversion of the Series B Convertible Preferred Stock (“Stockholder Approval”), the Series B Convertible Preferred Stock only had rights to vote on amendments to the Series B Designation (which are subject to the approval of a simple majority of the holders of Series B Convertible Preferred Stock), and the Protective Provisions, discussed below.

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

After Stockholder Approval, which has occurred to date, in addition to the above voting rights, each holder of outstanding shares of Series B Convertible Preferred Stock shall be entitled to cast the number of votes in connection with the Series B Convertible Preferred Stock shares held by such holder equal to the number of whole shares of common stock into which the shares of Series B Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Fractional votes shall not, however, be permitted and any fractional voting rights available on an as-converted to common stock basis (after aggregating all fractional shares into which shares of Series B Convertible Preferred Stock held by each holder could be converted) shall be rounded down to the nearest whole share. Except as provided by law or by the other provisions of the Certificate of Incorporation or the Series B Designation, holders of Series B Convertible Preferred Stock shall vote together with the holders of common stock as a single class and there shall be no series voting.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of June 30, 2025.

The Company through its United Kingdom subsidiary is registered for Value Added Tax (VAT) in the United Kingdom under the accrual accounting scheme. Under this scheme, VAT output tax becomes due when invoices are issued, irrespective of cash settlement.

As of the reporting date, management has identified that the settlement of certain existing liabilities could give rise to an obligation to remit additional VAT to HM Revenue & Customs (HMRC) in respect of VAT already invoiced or collected.

The amount of any such payment cannot be reliably estimated at this time, and the likelihood of settlement remains uncertain. Accordingly, no provision has been recognized in the financial statements. Management will continue to monitor this situation and will make further disclosures or recognize a liability when the settlement becomes probable and can be reasonably estimated.

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

This action was subsequently settled by the parties pursuant to the Settlement Agreement discussed below under “Action Against the Company by Dr. Krauss” in February 2025.

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

On February 21, 2025, we entered into a Mutual Settlement and General Release Agreement with Dr. Krauss and KBL IV Sponsor, LLC (“KBL Sponsor”) (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to (1) pay $50,000 within twenty days from February 21, 2025 (the “Cash Payment”), which amount was timely paid, and (2) issue 200,000 shares of restricted common stock, which had a fair value of $250,000, within three business days (the “Krauss Shares”), which shares were timely issued. The Krauss Shares include piggyback registration rights for a resale registration statement relative to the Krauss Shares for a period of six (6) months.

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

Pursuant to the terms of the AmTrust Settlement Agreement, the Company agreed to (i) pay AmTrust a cash payment of $250,000 (the “Settlement Sum”) within 20 days of the Effective Date, which has been paid to date, and (ii) issue AFSI 509,707 shares of the Company’s common stock (the “AmTrust Settlement Shares”), within three business days of the Effective Date, which have been issued to date. The AmTrust Settlement Shares had a fair value of $441,406 (the “Shares Value”), based on the closing price of the Company’s common stock on the Effective Date, and are subject to customary anti-dilution protections, including adjustments for stock splits, combinations, and stock dividends. The Company recognized a loss on settlement of $691,406 included within general and administrative expenses on the consolidated statements of operations for the three and six months ended June 30, 2025 relating to the AmTrust Settlement Agreement.

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

In connection with the issuance of the AmTrust Settlement Shares and pursuant to the AmTrust Settlement Agreement, the Company agreed to provide AFSI with certain registration rights. Specifically, the Company was obligated to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC within 45 days of the Effective Date (i.e., prior to May 21, 2025) to register the resale of the AmTrust Settlement Shares (the “Resale Registration Statement”) and use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective within 60 days following the Effective Date, or, in the event of SEC notice that the Registration Statement will not be reviewed, by the third business day thereafter, which Resale Registration Statement was timely filed and has become effective to date, within the time period set forth in the AmTrust Settlement Agreement.

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

If the prospectus included in the Resale Registration Statement can no longer be relied upon, or if the Company fails to maintain the effectiveness of the Resale Registration Statement (each, a “Registration Statement Failure Event”), the Company is required to pay liquidated damages equal to 3.0% of the Shares Value for each such failure and for each month such failure continues, subject to a cap of 33.0% of the Shares Value.

Elray and Luxor Settlement Agreement

On April 28, 2025, the Company entered into a Settlement and Mutual Release Agreement (the “Elray Settlement Agreement”) with Elray Resources, Inc. (“Elray”), and Luxor Capital, LLC (“Luxor”). Elray and Luxor are both controlled by Anthony Brian Goodman, the father of the Company’s then director, Jay Goodman. The Elray Settlement Agreement and related arrangements discussed below resolved certain disputes which had arisen between the parties relating to among other things, certain potential acquisitions.

Pursuant to the Elray Settlement Agreement: (a) the Company agreed to acquire all 1,318,000 of the shares of its common stock (the “Elray Shares”) held by Elray, which were issued in March 2025, upon the conversion of 1,000,000 shares of Series B Convertible Preferred Stock which Elray then held (representing 23.1% of the Company’s then outstanding shares of common stock), in exchange for an aggregate settlement payment of $1 million, consisting of (i) $350,000 payable to Elray within five business days of the Elray Settlement Agreement (the “Elray Payment”), which has been paid to date, and (ii) $650,000 payable to Luxor (“Luxor Payment”). Amounts due to Luxor will be payable by way of 20% of the proceeds raised by the Company in future capital raises until paid in full, but shall be paid no later than April 28, 2026 (of which none has been paid to date); and (b) the Company, Elray, and Luxor exchanged mutual general releases from claims arising from prior negotiations and agreements, with limited exceptions for obligations under the Elray Settlement Agreement and confidentiality requirements.

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

The Elray Settlement Agreement and related transactions were approved by the Board of Directors of the Company, as well as the Company’s Audit Committee, with Mr. Jay Goodman (a then member of the Board of Directors) abstaining. The Elray Settlement Agreement was determined to be a forward purchase contract, and was recognized as a liability under ASC 480. The settlement payment was at a price per share below fair market value, and therefore no loss was recognized. The Company recognized the $1,000,000 repurchase amount in treasury stock.

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

Appointment of Chief Executive Officer and Consulting Agreement

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

On May 7, 2024, the Company entered into an Executive Consulting Agreement with Mr. Jordan and Blair Jordan Strategy and Finance Consulting Inc. (an entity owned by Mr. Jordan) (“Jordan Consulting” and the “Jordan Consulting Agreement”). Pursuant to the Jordan Consulting Agreement, the Company agreed to engage Jordan Consulting to provide the services of Mr. Jordan to the Company as Interim Chief Executive Officer of the Company. The Jordan Consulting Agreement had a term through April 30, 2025, unless otherwise terminated pursuant to the terms of the agreement (discussed below) and provided for Mr. Jordan to act as Interim Chief Executive Officer of the Company, and to be paid $216,000 per year in consideration for services rendered to the Company, plus a $250,000 bonus in the event that the Company completes a Corporate Transaction which results in a Change of Control. Notwithstanding the above, the Board of Directors, with the recommendation of the Compensation Committee, may grant. Jordan Consulting bonuses from time to time in its discretion, in cash or equity. The Jordan Consulting Agreement includes customary confidentiality, non-disclosure and proprietary right requirements of Jordan Consulting and Mr. Jordan, and a prohibition on Jordan Consulting and Mr. Jordan competing against us during the term of the agreement.

The Jordan Consulting Agreement was to terminate automatically upon the completion of a Corporate Transaction (provided we pay the transaction bonus discussed above). We had the right to terminate the Jordan Consulting Agreement at any time, provided that if we terminate the agreement after 60 days and prior to completion of a Corporate Transaction, then we agreed to pay Jordan Consulting $75,000 in connection with such termination, within 60 days of such termination.

On February 20, 2025, the Company entered into an Executive Consulting Agreement with Mr. Blair Jordan dated February 21, 2025, and Jordan Consulting (the “February 2025 Jordan Agreement”). The February 2025 Jordan Agreement replaced and superseded the Jordan Consulting Agreement. On June 17, 2025, the Company entered into an Amended and Restated Executive Consulting Agreement with Mr. Jordan, and Jordan Consulting, dated June 17, 2025 (the “Jordan Agreement”). The Jordan Agreement replaced and superseded the February 2025 Jordan Agreement.

Pursuant to the Jordan Agreement, the Company agreed to continue to engage Jordan Consulting to provide the services of Mr. Jordan to the Company as Chief Executive Officer of the Company. The Jordan Agreement has a term beginning effective January 1, 2025, and continuing through December 31, 2027, unless otherwise terminated pursuant to the terms of the agreement (discussed below), provided that in the event that the parties have not agreed to an extension or termination of the Jordan Agreement with at least 30 days written notice at the end of the term, the agreement automatically renews for successive terms of one year upon the expiration of the primary term or any renewal.

The Jordan Agreement provides for Mr. Jordan to act as Chief Executive Officer of the Company, and to be paid $240,000  per year in consideration for services rendered to the Company (the “Fee”), which Fee shall increase to $350,000 per year in the event the Company completes any material transaction.

The agreement also allows the Company to pay Mr. Jordan or Jordan Consulting an incentive bonus of up to 100% (but not less than 50% (pursuant to the amended terms)) of the Fee per year, in the form of cash or equity, in the discretion of the Compensation Committee and the Board. Any additional bonus payments in 2025, if any, and subsequent bonus payments in 2026 and 2027 from the Company to Mr. Jordan or Jordan Consulting, if any, will be based on criteria to be determined by the Compensation Committee of the Board. The Board and Compensation Committee may also pay Mr. Jordan or Jordan Consulting bonuses from time to time in cash or equity, in their sole discretion, with any bonus earned being paid by March 15th of the year following the date it is earned.

The Company also agreed to grant 160,000 shares of restricted common stock to Jordan Consulting under the Company’s Third Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (the “Incentive Plan”), with such shares evidenced and documented by a Notice of Restricted Stock Grant and Restricted Stock Grant Agreement entered into between Jordan Consulting and the Company, and subject to vesting as follows: (a) 80,000 shares vest on January 1, 2026, subject to Jordan Consulting and Mr. Jordan’s continued service to the Company on such vesting date; and (b) 80,000 shares vest on December 31, 2026, subject to Jordan Consulting and Mr. Jordan’s continued service to the Company on such vesting date, provided that the Board of Directors accelerated the vesting of all such shares on June 17, 2025. The Company recognized $204,800 of stock-based compensation related to these shares during the six months ended June 30, 2025.

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

If the agreement is terminated by Jordan Consulting for “good reason” (meaning, without Mr. Jordan’s consent, the failure of the Company to pay any compensation pursuant to the agreement when due or to perform any other obligation of the Company under the agreement, or the introduction of a requirement to be physically present in an office that is not located in Vancouver, British Columbia; material diminution of duties; his reporting structure and budget authority is reduced; and any material reduction of compensation); provided, however, prior to any such termination by Mr. Jordan for “good reason”, Mr. Jordan must first advise the Company in writing (within 90 days of the occurrence of such event) and provide the Company with 30 days to cure, and such agreement must be terminated within 30 days after the Company’s failure to cure, or by the Company without “just cause” (other than due to death or disability), Jordan Consulting is required to be paid, in a lump sum on the tenth day following such termination, a severance payment equal to: (i) two times the then current annualized Fee, together with all outstanding expenses and pro-rated Fee (through the date of termination); (ii) any unvested equity grant (including but not limited to options, restricted shares, RSUs and other equity incentives) will vest immediate (collectively, the “Extended Obligations”); and (iii) two times any unpaid annual cash bonus in respect of any completed or partial fiscal year that has ended prior to the date of such termination with such amount determined based on actual performance during such fiscal year (and/or partial year, as the case may be) as determined by the compensation committee, which in any case shall be no less than 50% the Fee before being multiplied by 2; and (iv) immediate vesting of any and all equity or equity-related awards – which terms are amended from the Prior Agreement. Any equity awards that vest based on various performance metrics will be vested only if such performance metrics have been met at the time of termination of service and will be determined solely by the Compensation Committee.

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

Mutual Settlement and General Release with Dr. Marlene Krauss

On February 21, 2025, the Company entered into a Mutual Settlement and General Release Agreement with Dr. Marlene Krauss, the former Chief Executive Officer and director of KBL and KBL IV Sponsor, LLC. Pursuant to the Settlement Agreement, the Company agreed to (1) pay $50,000 within twenty days from February 21, 2025, and (2) issue 200,000 shares of restricted common stock within three business days, each of which requirements were met. The Settlement Shares include piggyback registration rights for a resale registration statement relative to the Settlement Shares for a period of six (6) months, which registration of the Settlement Shares has occurred.

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

Jay Goodman Release Agreement

On June 12, 2025, Mr. Jay Goodman resigned as a member of the Board of Directors, of the Company, effective on June 13, 2025, and entered into a Release Agreement with the Company dated June 12, 2025 (the “Jay Goodman Release Agreement”).

Under the Jay Goodman Release Agreement, the Company paid Mr. Goodman (a) $7,583.33 which was due as of the date of the Jay Goodman Release Agreement in consideration for Board of Directors services rendered; (b) $36,750 representing the Board of Directors fees he would have received had he remained as a member of the Board of Directors through December 31, 2025; and (c) an additional payment of $54,000.

Under the Jay Goodman Release Agreement, Mr. Goodman agreed to provide a customary general release to the Company, and also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company. Mr. Goodman also confirmed that the 65,000 shares of common stock which he held which were subject to vesting and forfeiture were forfeited in connection with his resignation, and the Company has since canceled such shares.

In connection with Mr. Goodman’s resignation, his offer letter dated October 25, 2024 with the Company was terminated. No material early termination penalties were incurred in connection with the termination.

Board of Directors Adoption of 180 Life Sciences Corp. 2025 Option Incentive Plan

On June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, adopted the Company’s 2025 Option Incentive Plan (the “2025 Plan”). Notwithstanding such adoption, in accordance with the rules of the Nasdaq Capital Market, following the date of adoption, but prior to the Shareholder Approval Date (as defined below), (i) no stock options granted thereunder can be exercised, and (ii) if Shareholder Approval (as defined below) is not received, the 2025 Plan is to be unwound, and the outstanding stock options granted thereunder cancelled (the “Nasdaq Pre-Approval Requirements”). As discussed above, the 2025 Plan was approved by the Board of Directors, but has not yet been approved by the Company’s stockholders, in accordance with the rules of The Nasdaq Capital Market, which allow the Company to adopt an equity arrangement and grant options thereunder prior to obtaining stockholder approval, provided that (i) no options can be exercised prior to obtaining stockholder approval, and (ii) the plan can be unwound, and the outstanding options cancelled, if stockholder approval is not obtained.

Shareholder approval of the 2025 Plan is to be obtained in accordance with the Company’s Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws, each as amended and applicable laws, within twelve (12) months of the date of adoption (the “Shareholder Approval” and the date of such Shareholder Approval, the “Shareholder Approval Date”). Additionally, the grant of incentive stock options under the 2025 Plan is subject to Shareholder Approval.

The Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to the terms of the 2025 Plan (including as discussed above and any limitations provided by federal or state securities laws), to receive (i) incentive stock options (to eligible employees only); or (ii) nonqualified stock options. Incentive stock options granted under the 2025 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Nonqualified (non-statutory stock options) granted under the 2025 Plan are not intended to qualify as incentive stock options under the Code.

A total of 1,000,000 shares of common stock are reserved for awards under the 2025 Plan.

Accelerated Vesting of Executive Award

Effective June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the accelerated vesting of 160,000 shares of restricted common stock originally issued to Jordan Consulting for Blair Jordan, the Company’s Chief Executive Officer, in February 2025, which were to vest at the rate of 1/2 of such shares on each of January 1, 2026 and December 31, 2026, subject to Mr. Jordan’s continued service to the Company, and instead provided for such shares to vest in full as of June 17, 2025.

Executive Option Grants

Effective June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the grant of stock options to certain individuals, including awards to the following named executive officers: (a) Jordan Consulting for Blair Jordan, the Chief Executive Officer of the Company (options to purchase 410,000 shares); and (b) Eric R. Van Lent, the Chief Accounting Officer of the Company (options to purchase 25,000 shares), each in consideration for services rendered and to be rendered to the Company.

The options were granted under the 2025 Plan and have a term of ten years, subject in all cases to the terms and conditions of the 2025 Plan and the award agreements entered into to evidence such grants, and each officer’s continued service with the Company. The options vest at the rate of 1/2 of such options on each of the six and twelve month anniversaries of the grant date. The options have an exercise price of $0.9290 per share, the closing sales price of the Company’s common stock on the Nasdaq Capital market on June 17, 2025.

Executive Restricted Stock Awards

Effective on June 17, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, 167,576 shares of restricted common stock to Jordan Consulting for Blair Jordan, Chief Executive Officer of the Company and 8,174 shares of restricted common stock to Eric R. Van Lent, Chief Accounting Officer of the Company, which vest at the rate of 1/2 of such shares on each of the six and twelve month anniversaries of the grant date, subject to such persons continued service to the Company on the applicable vesting dates. The grants were evidenced by Notice of Restricted Stock Grants and Restricted Stock Grant Agreements entered into between the Company and each recipient. The grants were made under, and subject to the terms of, the Company’s Third Amended and Restated 2022 Omnibus Incentive Plan (the “2022 Plan”).

Accelerated Vesting of Prior Awards

Effective June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the accelerated vesting of 65,000 shares of Restricted Common Stock held by each of Stephen H. Shoemaker, Dr. Lawrence Steinman and Ryan Smith, each non-executive members of the Board of Directors, and 30,000 shares of Restricted Common Stock issued to the Company’s outside legal counsel, which were to vest at the rate of 1/2 of such shares on each of July 1, 2025 and December 31, 2025, subject to such persons continued service to the Company and provided instead for such shares to vest in full as of June 17, 2025.

Non-Executive Director Option Awards

Effective June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the grant of stock options to the non-executive members of the Board of Directors as follows: Ryan Smith, Lead Director, options to purchase 255,000 shares of common stock; Stephen H. Shoemaker, director, options to purchase 165,000 shares of common stock; and Dr. Lawrence Steinman, director, options to purchase 110,000 shares of common stock, each in consideration for services rendered and to be rendered to the Company.

The options were granted under the 2025 Plan and have a term of ten years, subject in all cases to the terms and conditions of the 2025 Plan and the award agreements entered into to evidence such grants, and each director’s continued service with the Company.  The options vest at the rate of 1/2 of such options in each of the six and twelve month anniversaries of the grant date.  The options have an exercise price of $0.9290 per share, the closing sales price of the Company’s common stock on the Nasdaq Capital market on June 17, 2025.

Attorney Compensation Option Award

Effective on June 17, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, approved the grant of stock options to purchase 35,000 shares of common stock to the Company’s outside legal counsel, in consideration for services rendered and to be rendered to the Company. The options were granted under the 2025 Plan and have a term of ten years, subject in all cases to the terms and conditions of the 2025 Plan and the award agreement entered into to evidence such grant, and the recipient’s continued service with the Company.  The options vest at the rate of 1/2 of such options in each of the six and twelve month anniversaries of the grant date.  The options have an exercise price of $0.9290 per share, the closing sales price of the Company’s common stock on the Nasdaq Capital market on June 17, 2025.

Non-Executive Director Restricted Stock Awards

Effective on June 17, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, 102,181 shares of restricted common stock to Ryan Smith, Lead Director, 67,439 shares of restricted common stock to Stephen H. Shoemaker, director, and 44,959 shares of common stock to Dr. Lawrence Steinman, director, which vest at the rate of 1/2 of such shares on each of the six and twelve month anniversaries of the grant date, subject to such persons continued service to the Company on the applicable vesting dates. The grants were evidenced by Notice of Restricted Stock Grants and Restricted Stock Grant Agreements entered into between the Company and each recipient. The grants were made under, and subject to the terms of, the 2022 Plan.

Attorney Compensation Restricted Stock Award

Effective on June 17, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, 18,392 shares of restricted common stock to the Company’s outside legal counsel, which vest at the rate of 1/2 of such shares on each of the six and twelve month anniversaries of the grant date, subject to such person’s continued service to the Company on the applicable vesting dates. The grant was evidenced by a Notice of Restricted Stock Grant and Restricted Stock Grant Agreement entered into between the Company and the recipient. The grant was made under, and subject to the terms of, the 2022 Plan.

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

Shares issued for Services

On March 7, 2025, the Compensation Committee and the Board approved the grant of 65,000 shares of restricted common stock to each of the current non-executive members of the Board of Directors as long-term compensation which shall vest to the holders thereof at the rate of ½ of such shares on each of July 1, 2025 and December 31, 2025, subject to continued service with the Company on such vesting dates. The Company also granted 30,000 shares of restricted common stock to an attorney which shall vest to the holder thereof at the rate of ½ of such shares on each of July 1, 2025 and December 31, 2025, subject to continued service with the Company on such vesting dates. Effective June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the accelerated vesting of 65,000 shares of Restricted Common Stock held by each of Stephen H. Shoemaker, Dr. Lawrence Steinman and Ryan Smith, each non-executive members of the Board of Directors, which were to vest at the rate of 1/2 of such shares on each of July 1, 2025 and December 31, 2025, subject to such persons continued service to the Company, as well as 30,000 shares of restricted common stock to an attorney which were to vest to the holder thereof at the rate of ½ of such shares on each of July 1, 2025 and December 31, 2025, subject to continued service with the Company on such vesting dates, and provided instead for such shares to vest in full as of June 17, 2025. The Company recognized an aggregate of $577,584 of stock-based compensation related to these shares during the six months ended June 30, 2025.

Effective on June 17, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, (a) 167,576 shares of restricted common stock issue to Jordan Consulting for Blair Jordan, Chief Executive Officer of the Company; (b) 8,174 shares of restricted common stock issued to Eric R. Van Lent, Chief Accounting Officer of the Company; (c) 102,181 shares of restricted common stock issued to Ryan Smith, Lead Director; (d) 67,439 shares of restricted common stock issued to Stephen H. Shoemaker, director; (e) 44,959 shares of common stock issued to Dr. Lawrence Steinman, director; and (f) 18,392 shares of common stock issued to the Company’s outside legal counsel, which grants were approved by the Board of Directors effective on June 17, 2025. The Company recognized an aggregate of $31,641 of stock-based compensation related to these shares during the six months ended June 30, 2025.

Shares cancelled

On January 30, 2025, the Company cancelled 2,385 shares previously issued to Tyche Capital LLC.

On June 12, 2025, under the Jay Goodman Release Agreement, Mr. Goodman confirmed that the 65,000 shares of common stock which he held which were subject to vesting and forfeiture were forfeited in connection with his resignation, and the Company has since canceled such shares.

Shares issued for settlement of liabilities

During the six months ended June 30, 2025, the Company issued 752,873 share of common stock for the settlement of liabilities. See Note 9 – Commitments and Contingencies.

Conversion of Series B Convertible Preferred Stock

On March 27, 2025, Elray Resources, Inc., the sole holder of the Series B Convertible Preferred Stock of the Company converted all then 1,000,000 outstanding shares of Series B Convertible Preferred Stock of the Company into 1,318,000 shares of common stock. See Note 8 – Series B Convertible Preferred Stock.

Stock Options

A summary of the option activity during the six months ended June 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding, January 1, 2025	21,629	$28.25	2.2	$-
Granted	1,000,000	0.93	-	-
Forfeited	(65)	1,501.00	-	-
Outstanding, June 30, 2025	1,021,564	$1.41	9.95	$-

Exercisable, June 30, 2025	21,564	$23.81	9.1	$-

A summary of outstanding and exercisable stock options as of June 30, 2025 is presented below:

Stock Options Outstanding		Stock Options Exercisable
Exercise	Number of	Weighted Average	Number of
Price	Shares	Remaining Life in Years	Shares
$1,501.00	65	9.2	65
$516.80	710	8.2	789
$12.73	789	6.9	710
$1.95	20,000	1.4	20,000
$0.93	1,000,000	9.9	-
	1,021,564	9.1	21,564

The fair value of stock options granted during the six months ended June 30, 2025 was estimated using the Black-Sholes option pricing model and the following key assumptions: 1) volatility of 172.04%; 2) an expected term of 5.4 years using the plain-vanilla simplified method; 3) dividend yield of 0%; and 4) a risk-free rate of 3.99%. The options had an aggregate fair value of $863,796 at the grant date. The Company recognized stock-based compensation expense of $71,983 for the three months ended June 30, 2025 and $73,567 for the six months ended June 30, 2025, related to the amortization of stock options; expense of $71,983 and $73,567 is included within general and administrative expenses on the condensed consolidated statements of operations for the three and six-month periods. The Company recognized stock-based compensation expense of $22,308 and $258,370 for the three and six months ended June 30, 2024, respectively, related to the amortization of stock options; expense of $20,358 and $234,113 is included within general and administrative expenses on the condensed consolidated statements of operations for the three and six month period and expense of $1,950 and $3,900 is included within research and development expenses on the condensed consolidated statements of operations for the three month period.  As of June 30, 2025, there was $791,813 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 9.95 years.

Warrants

A summary of the common stock underlying the warrants activity (including both liability and equity classified instruments) during the six months ended June 30, 2025 is presented below:

	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2025	6,133,476	$18.19	5.1	$1,028,044
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(168)	$2,006.40	-	-
Outstanding, June 30, 2025	6,133,308	$18.19	5.4	$-

Exercisable, June 30, 2025	6,133,308	$18.19	5.4	-

A summary of outstanding and exercisable common stock underlying the warrants as of June 30, 2025 is presented below:

Common Stock Underlying Warrants Outstanding		Common Stock Underlying Warrants Exercisable
Exercise	Number of	Weighted Average	Number of
Price	Shares	Remaining Life in Years	Shares
$1,900.00	6,748	0.9	6,748
$2,850.00	6,579	1.4	6,579
$4,370.00	15,794	0.6	15,794
$3.23	4,049	3.9	4,049
$2.28	1,200,000	5.3	1,200,000
$1.68	3,000,000	6.5	3,000,000
$1.50	1,900,138	4.6	1,900,138
	6,133,308	6.3	6,133,308

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

NOTE 11 - RELATED PARTIES

Accounts Payable – Related Parties

Accounts payable - related parties were $1,093,432 and $684,181 as of June 30, 2025 and December 31, 2024, respectively, and consist of amounts due to certain officers and directors of the Company, as well as deferred compensation for certain executives.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $140,372 and $133,665 and $275,827 and $304,207 during the three and six months ended June 30, 2025 and 2024, respectively, is related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof.

NOTE 12 - SUBSEQUENT EVENTS

Accelerated Vesting of Option and Restricted Stock Awards

Effective on July 11, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the accelerated vesting of (a) 167,576 shares of restricted common stock issue to Jordan Consulting for Blair Jordan, Chief Executive Officer of the Company; (b) 8,174 shares of restricted common stock issued to Eric R. Van Lent, Chief Accounting Officer of the Company; (c) 102,181 shares of restricted common stock issued to Ryan Smith, Lead Director; (d) 67,439 shares of restricted common stock issued to Stephen H. Shoemaker, director; (e) 44,959 shares of common stock issued to Dr. Lawrence Steinman, director; and (f) 18,392 shares of common stock issued to the Company’s outside legal counsel, which grants were approved by the Board of Directors effective on June 17, 2025, and which shares were to vest at the rate of 1/2 of such shares on each of the six and twelve month anniversaries of the grant date, subject to such holders continued service to the Company on the applicable vesting dates, to instead vest in full on July 11, 2025

Effective on July 12, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the accelerated vesting of (a) options to purchase 410,000 shares of common stock held by Jordan Consulting for Blair Jordan, the Chief Executive Officer of the Company; (b) options to purchase 25,000 shares of common stock held by Eric R. Van Lent, the Chief Accounting Officer of the Company; (c) options to purchase 255,000 shares of common stock held by Ryan Smith, Lead Director; (d) options to purchase 165,000 shares of common stock held by Stephen H. Shoemaker, director; (e) options to purchase 110,000 shares of common stock held by Dr. Lawrence Steinman, director; and (f) options to purchase 35,000 shares of common stock held by the Company’s outside legal counsel, which were originally granted to such holders effective on June 17, 2025, each in consideration for services rendered and to be rendered to the Company under the 2025 Plan, and were to vest at the rate of 1/2 of such options on each of the six and twelve month anniversaries of the grant date, subject to such holders continued service to the Company on the applicable vesting dates, to instead vest in full on July 12, 2025. The options have an exercise price of $0.9290 per share, the closing sales price of the Company’s common stock on the Nasdaq Capital market on June 17, 2025.

In accordance with the rules of the Nasdaq Capital Market, (i) no stock options granted under the 2025 Plan can be exercised, and (ii) if Shareholder Approval (as defined below) is not received, the 2025 Plan is to be unwound, and the outstanding stock options granted thereunder cancelled. Shareholder approval of the 2025 Plan is to be obtained in accordance with the Company’s Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws, each as amended and applicable laws, within one year of the adoption of the 2025 Plan (the “Shareholder Approval”).

First Amendment to Consulting Agreement with EVL Consulting, LLC and Eric Van Lent

On July 12, 2025, and effective July 31, 2025, the Company, Mr. Eric Van Lent, the Chief Accounting Officer of the Company, and EVL Consulting, LLC (an entity owned by Mr. Van Lent)(“EVL Consulting”) entered into a First Amendment to Consulting Agreement (the “EVL Consulting Agreement Amendment”), which amended the prior January 30, 2025 Consulting Agreement entered into between the Company, Mr. Van Lent and EVL Consulting, to (a) extend the term of such agreement through December 31, 2025 (from July 30, 2025); and (b) to provide that we have the right to terminate the Consulting Agreement at any time, provided that we pay EVL Consulting $25,000 (previously $10,000) upon such termination, payable within 60 days of such termination date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025 (under the heading “Risk Factors” and in other parts of that report), and include, but are not limited to, statements about:

●	The need for additional funding, including that our current cash on hand is expected to last us until only December 2025, if we do not raise funding in the future, dilution caused by future offerings, the availability of such offerings and the terms thereof;

●	our ability to create or purchase a front end for our back end blockchain casino intellectual property assets, commercialize our planned iGaming casino, obtain required licenses and customers, and come to mutually agreeable contractual terms with third parties and suppliers, and ultimately generate revenues through such operations;

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our biotechnology focused product candidates;

●	the uncertainties associated with the clinical development and regulatory approval of the Company’s drug candidates, including potential delays in the enrollment and completion of clinical trials, issues raised by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);

●	regulatory developments in the United States and foreign countries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	current negative operating cash flows and our potential ability to obtain additional financing to advance our business and the terms of any further financing, which may be highly dilutive and may include onerous terms;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the Company’s reliance on third parties to conduct its clinical trials, enroll patients, and manufacture its preclinical and clinical drug supplies, the ability to come to mutually agreeable terms with such third parties and partners, and the terms of such agreements;

●	the terms of the Company’s current licensing agreements, and the termination rights associated therewith;

●	estimates of patient populations for the Company’s planned products;

●	unexpected adverse side effects or inadequate therapeutic efficacy of drug candidates that could limit approval and/or commercialization, or that could result in recalls or product liability claims;

●	the Company’s ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to its product development activities;

●	challenges and uncertainties inherent in product research and development, including the uncertainty of clinical success and of obtaining regulatory approvals; and uncertainty of commercial success;

●	the ability of the Company to execute its plans to develop and market new drug products and the timing and costs of these development programs;

●	changing rates of inflation and interest rates, and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict, and Israel/Hamas conflict) and other large-scale crises;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	the review and evaluation of strategic transactions and their impact on shareholder value; the process by which the Company engages in evaluation of strategic transactions; the outcome of potential future strategic transactions and the terms thereof;

●	our ability to maintain our listing of our common stock and public warrants on the Nasdaq Capital Market;

●	the reliance on suppliers of third-party gaming content and the cost of such content, and reliance on third-party service providers for our planned iGaming platform, including but not limited to marketing, customer service and data management services;

●	the ability of the Company to obtain gaming licenses and ability to fully comply with numerous federal, state and local laws and regulatory requirements, as well as rules and regulations outside the United States, that apply to the Company’s planned iGaming activities;

●	the ability of the Company to build or acquire a suitable “front-end” iGaming platform to match the Company’s Gaming Technology Platform;

●	the Company’s reliance on its management;

●	the potential effect of economic downturns, recessions, tariffs, changes in interest rates and inflation, and market conditions, including recessions, decreases in discretionary spending and therefore demand for our products, and increases in the cost of capital, related thereto, among other affects thereof, on the Company’s operations and prospects as a result of increased inflation, tariffs, increasing interest rates, global conflicts and other events;

●	the Company’s ability to protect its proprietary information and intellectual property (IP);

●	the ability of the Company to compete in the iGaming market;

●	the effect of current and future regulation, the Company’s ability to comply with regulations (both current and future) and potential penalties in the event it fails to comply with such regulations and changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business;

●	the ability to compete against existing and new competitors;

●	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;

●	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products, including potential recessions and global economic slowdowns; and

●	other risks and uncertainties, including those described under “Risk Factors”, herein.

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

Going Concern and Management Liquidity Plans

As of June 30, 2025, we had an accumulated deficit of $145,619,180 and a working capital deficit of $2,241,478, and for the six months ended June 30, 2025, a net loss of $4,095,836 and cash used in operating activities of $1,984,787. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While the Company raised capital in July 2022, December 2022, April 2023, August 2023, November 2023, October 2024 and December 2024, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a minimum monthly cash requirement spend of approximately $274,000. We believe that in the aggregate, we will require significant additional capital funding to operationalize and commercially launch our Gaming Technology Platform (defined below), complete the disposition of our remaining biotechnology assets (either by sale or discontinuation), repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	For the Three Months Ended June 30,
	2025	2024
Operating Expenses:
Research and development expense	$182,386	$118,861
Research and development - related parties	140,372	133,665
General and administrative	1,407,657	1,594,212
Total Operating Expenses	1,730,415	1,846,738
Loss From Operations	(1,730,415)	(1,846,738)

Other (Expense) Income:
Other income	6,483	1,712,702
Interest expense	(2,672)	(11,360)
Change in fair value of derivative liabilities	-	249
Gain on settlement of liabilities	-	156,928
Total other income, net	3,811	1,858,519
Income (Loss) Before Income Taxes	(1,726,604)	11,781
Income tax benefit	-	-
Net Income (Loss)	$(1,726,604)	$11,781

Research and Development

We incurred research and development expenses of $182,386 for the three months ended June 30, 2025, compared to $118,861 for the three months ended June 30, 2024, representing an increase in research and development expenses of $63,525 or 53%. The increase in research and development expense was mainly due to higher payments in the current period under the Yissum license.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $140,372 for the three months ended June 30, 2025, compared to $133,665 for the three months ended June 30, 2024, representing an increase of $6,707, or 5%.

General and Administrative

We incurred general and administrative expenses of $1,407,657 and $1,594,212 for the three months ended June 30, 2025 and 2024, respectively, representing a decrease of $186,555 or 12% for the 2025 period, compared to the 2024 period. The decrease resulted from a decrease in legal expenses of $106,000, professional expenses of approximately $120,000, reduced insurance expense of $502,000 from renegotiation of the Company’s insurance policies and reduced salaries expense of approximately $138,000 from reduced headcount in connection with lower overall operations in the current period. These were offset by increases in stock-based compensation expense of approximately $83,000, associated with new awards to the Company’s directors and officers in the current period and settlement expenses of $691,0000 from the Company’s settlement agreements, as discussed in greater detail in “Note 9 – Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Other Income (Expense), Net

We incurred other income, net of $3,811 during the three months ended June 30, 2025, as compared to other income, net of $1,858,519 for the three months ended June 30, 2024, representing a decrease in other income, net of $1,854,708 or 100%. The decrease is primarily attributable to $1,712,804 in proceeds received from AmTrust, our pre-merger directors’ and officers’ insurance policy underwriter, and a gain on settlement of liabilities with a lender in the amount of $156,928, in the prior year.

Net Loss

We had a net loss of $1,726,604 for the three months ended June 30, 2025, compared to a net income of $11,781 for the three months ended June 30, 2024, representing an increase in net loss of $1,738,385 or 14,756%, for the reasons discussed above.

For the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	For the Six Months Ended June 30,
	2025	2024
Operating Expenses:
Research and development expense	$423,291	$484,047
Research and development - related parties	275,827	304,207
General and administrative	3,404,265	3,150,953
Total Operating Expenses	4,103,383	3,939,206
Loss From Operations	(4,103,383)	(3,939,206)

Other (Expense) Income:
Other income	12,874	2,752,066
Interest expense	(5,327)	(27,809)
Change in fair value of derivative liabilities	-	58
Gain on settlement of liabilities	-	156,928
Total other income, net	7,547	2,881,243
Loss Before Income Taxes	(4,095,836)	(1,057,963)
Income tax benefit	-	-
Net Loss	$(4,095,836)	$(1,057,963)

Research and Development

We incurred research and development expenses of $423,291 for the six months ended June 30, 2025, compared to $484,047 for the six months ended June 30, 2024, representing a decrease in research and development expenses of $60,756 or 13%. The decrease in research and development expense was mainly due to an overall decrease in research and development (R&D) program spending based on Company resource allocation.

Research and Development – Related Parties

We incurred research and development expenses – related parties of $275,827 for the six months ended June 30, 2025, compared to $304,207 for the six months ended June 30, 2024, representing a decrease of $28,380, or 9%. The decrease is attributable to the decrease of related party consulting expenses in the 2025 period, and foreign currency variation compared to the prior year.

General and Administrative

We incurred general and administrative expenses of $3,404,265 and $3,150,952 for the six months ended June 30, 2025 and 2024, respectively, representing an increase of $253,313 or 8% for the 2025 period, compared to the 2024 period. The increase resulted from an increase in stock-based compensation expense of approximately $427,000 associated with new awards to the Company’s directors and officers in the current period, $751,000 in settlement expense from the Company’s settlement agreements (as discussed in greater detail in “Note 9 – Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”) and legal fees of $302,000 from the Company’s settlement negotiations and other contractual work which were offset by reduced professional fees of approximately $188,000 from lower consulting and accounting fees from the Company’s reduced operational activity, reduced insurance expense of $559,000 from renegotiation of the Company’s insurance policies and reduced salaries expense of approximately $407,000 from reduced headcount in connection with lower overall operations in the current period.

Other Income (Expense), Net

We incurred other income, net of $7,547 during the six months ended June 30, 2025, as compared to other income, net of $2,881,243 for the six months ended June 30, 2024, representing a decrease in other income, net of $2,873,696 or 100%. The decrease is primarily attributable to $1,712,804 in proceeds received from AmTrust, our pre-merger directors’ and officers’ insurance policy underwriter, a gain on settlement of liabilities with a lender in the amount of $156,928, and a gain of $1,039,364 from settlements with certain R&D contractors, in the prior year.

Net Loss

We had a net loss of $4,095,836 for the six months ended June 30, 2025, compared to a net loss of $1,057,963 for the six months ended June 30, 2024, representing an increase in net loss of $3,037,873 or 287%, for the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had cash balances of $2,218,331 and $4,585,141, respectively, and a working capital deficit of $2,241,478 and working capital of $1,636,486, respectively, largely due to a decrease in cash related to cash used in operations.

For the six months ended June 30, 2025 and 2024, cash used in operating activities was $1,984,787 and $306,247, respectively. Our cash used in operations for the six months ended June 30, 2025 was primarily attributable to our net loss of $4,095,836, adjusted for non-cash expenses in the aggregate amount of $681,208 as well as $1,429,841 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended June 30, 2024 was primarily attributable to our net loss of $1,057,963, adjusted for non-cash expenses in the aggregate amount of $148,941, as well as $602,775 of net cash used to fund changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2025, cash used in financing activities was $353,320 and cash used in financing activities was $529,302 for the six months ended June 30, 2024. Cash used in financing activities during the six months ended June 30, 2025 was due to repayments of loans in the amount of $3,320 and repayment of loans payable related party in the amount of $350,000.  Cash used in financing activities during the six months ended June 30, 2024 was due to repayments of loans in the amount of $529,791, offset by proceeds of $489 from the exercise of pre-funded warrants.

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

Our material cash requirements and time periods of such requirements from known contractual and other obligations include payments related to D&O insurance, payments to consultants and payments related to outside consulting firms, such as legal counsel, auditors, accountants, etc.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to raise additional capital to fund our operations. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of December 31, 2024, the conditions outlined above indicated that there was a substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. With current cash on hand of approximately $1.9 million as of July 22, 2025, the Company expects to be able to continue as a going concern through December 2025.

Additionally, the Company has been, and currently is, in preliminary discussions regarding a number of potential options to raise capital, certain of which may result in significant dilution to existing shareholders if completed, provided that any future transactions will be structured to comply with all Nasdaq stockholder approval requirements, and as such, are expected to either be sold at or above market, offered in such a manner to be considered a public offering, or will be subject to stockholder approval. Future offering transactions may include common stock, warrant coverage, or other convertible securities, with such terms as approved by the Board of Directors of the Company, again, subject in all cases to applicable Nasdaq stockholder approval rules and guidance where applicable. Notwithstanding the above, as of the date of this Report, the Company has not agreed to any definitive funding terms or finalized any offering structures.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation that arises in the ordinary course of our business; however, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Prior litigation and other legal proceedings which have now been settled are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 9 – Commitments and Contingences”, under the heading Legal Matters.

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

We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern. Future offerings may cause significant dilution to existing stockholders.*

The Company has not generated any revenues and has incurred significant losses since inception. As of June 30, 2025, the Company had an accumulated deficit of $145,619,180 and a working capital deficit of $2,241,478, and for the six months ended June 30, 2025, a net loss of $4,095,836 and cash used in operating activities of $1,984,787. The Company expects to invest a significant amount of capital to commercialize its iGaming assets and fund research and development. On September 29, 2024, the Company acquired certain source code and intellectual property relating to an online blockchain casino and plans to build and launch a fully operational casino operation as part of its future operations. The Company expects to invest a significant amount of capital to fund the development and operation of this business. As a result, the Company expects that its operating expenses will increase significantly, and consequently will require significant revenues to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, if ever, it will be profitable. As of July 22, 2025, we had cash on hand of approximately $1.9 million, including certain funds with certain restrictions on use (including, restrictions on repaying existing indebtedness) which we expect will last us until December 2025. Our Consolidated Financial Statements included herein have been prepared assuming we will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay our debts and cover our operating costs. While we have raised funds in the past through debt and the sale of equity, there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms.

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

We currently have a monthly cash requirement of approximately $274,000. We believe that in the aggregate, we will require significant additional capital funding to support and expand our iGaming assets, the research and development and marketing of our products, fund future clinical trials, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from products are fully-implemented and begin to offset our operating costs, if ever.

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

Additionally, wherever possible, the Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock, preferred stock or warrants to purchase shares of our common stock. The Board of Directors has authority, without action or vote of the stockholders, but subject to Nasdaq rules and regulations (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions), to issue all or part of the authorized but unissued shares of common stock (totaling 1,207,842 shares of common stock as of the date of this Report), preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

Such potential dilution may be exacerbated by increases in our authorized shares of common stock and/or decreases in our outstanding shares of common stock. The Board of Directors has requested stockholder approval, at our 2025 annual meeting of stockholders to be held on July 24, 2025, for among other things, approval for the Board of Directors, without further stockholder approval, to affect a reverse stock split of the Company’s outstanding common stock in a ratio of 1-for-4 and 1-for-40, and to separately increase our authorized shares of common stock from 100,000,000 shares to 1,000,000,000 shares. Such increase in authorized shares of common stock if approved, and if undertaken by the Company, and any shares of common stock issued or issuable thereafter, may cause significant dilution to existing stockholders. Furthermore, any reverse stock split affected by the Company may cause significant dilution to existing stockholders.

Additionally, the Company has been, and currently is, in preliminary discussions regarding a number of potential options to raise capital, certain of which may result in significant dilution to existing shareholders if completed, provided that any future transactions will be structured to comply with all Nasdaq stockholder approval requirements, and as such, are expected to either be sold at or above market, offered in such a manner to be considered a public offering, or will be subject to stockholder approval. Future offering transactions may include common stock, warrant coverage, or other convertible securities, with such terms as approved by the Board of Directors of the Company, again, subject in all cases to applicable Nasdaq stockholder approval rules and guidance where applicable. Notwithstanding the above, as of the date of this Report, the Company has not agreed to any definitive funding terms or finalized any offering structures.

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.*

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $17.75 per share and as low as $0.66 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions, as well as the items below, could have a significant impact on the future market price of our common stock:

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

Elray Resources, Inc., beneficially owns a significant percentage of our common stock and as such may be able to exercise significant voting control over us, which could limit other stockholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.*

Elray beneficially owns 1,318,000 shares of common stock, 21.8% of our total voting shares; however such shares are subject to a Voting Agreement, pursuant to which Elray provided Blair Jordan, our Chief Executive Officer and director the right to vote such shares (as discussed in greater detail below), as well as the Elray Settlement Agreement whereby the Company agreed to acquire such 1,318,000 shares. Elray also holds warrants to purchase up to 3,000,000 shares of common stock with an exercise price of $1.68 per share, which if exercised for cash, would result in Elray holding 4,318,000 voting shares, or 47.8% of our then total voting shares. As a result, Elray, if it exercises its warrants, could have a significant influence on the stockholder vote. Consequently, it could have the ability to influence matters affecting our stockholders and therefore exercise significant control in determining the outcome of a number of corporate transactions or other matters, including (i) making amendments to our certificate of incorporation; (ii) whether to approve the issuance additional shares of common stock and preferred stock, including to itself; (iii) election of directors; and (iv) any merger or significant corporate transactions, including with itself or other related parties. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special stockholder meetings, your shares may have little effect on the outcome of corporate decisions due to Elray’s potential ownership. The interests of Elray may not coincide with our interests or the interests of other stockholders.

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

Pursuant to certain Voting Agreements previously entered into, stockholders holding an aggregate of 1,561,166 voting shares or 25.8% of our outstanding voting shares have agreed to vote such shares as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders.

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

In aggregate, a total of 1,561,166 shares of voting stock or 25.8% of our outstanding voting stock are subject to the Voting Agreements discussed above.

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

Due to recent financial constraints, the Company has been unable to timely pay amounts due to the University of Oxford (“Oxford”), the licensor of the majority of the Company’s licenses and patents and the Company’s research partner. Oxford alleges that an aggregate of approximately $2 million is owed from the Company and one of its subsidiaries to Oxford under the terms of licenses and agreements with Oxford and related parties. The Company is currently in ongoing discussions with Oxford to reduce that amount and enter into a payment plan with regards to the amounts owed; however, no definitive terms or extensions have been agreed to date. Oxford has also notified the Company that it is not willing to discuss any new projects or arrangements until all outstanding invoices have been paid or a payment plan has been agreed to; has engaged a law firm to seek the collection of the amounts owed, together with interest; and has threatened legal proceedings against us. While we are hopeful that we can come to mutually agreeable terms regarding a settlement, payment plan, and/or extension, with Oxford, we may not have sufficient funds to pay amounts due to Oxford in the near term, if at all, and Oxford may take action against us, including filing legal proceedings against us seeking amounts due and interest, attempting to terminate their relationship with us, and/or filing a wind-up petition against one of the Company’s subsidiaries in the U.K. If Oxford were to take legal action against us or terminate their relationship with us, we may be forced to scale back our business plan and/or seek bankruptcy protection. We may be subject to litigation and damages for our failure to pay amounts due to Oxford, and may be forced to pay interest and penalties, which funds we do not currently have. We plan to seek to raise funding in the future to support our operations, and to pay amounts due to Oxford, through a combination of equity offerings, debt financing or other capital sources, including potentially collaborations, licenses and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. The Company believes that due to the Company’s move into the online gaming/casino industry, Oxford may face certain additional challenges and constraints in continuing its contractual relationship with the Company due to potential Economic, Social and Governance restrictions imposed by Oxford. Such challenges and constrains may result in Oxford terminating or otherwise exiting its contractual relationship with the Company, potentially with limited notice or recourse by the Company, including terminating prior licenses, while seeking immediate repayment of amounts currently due.

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

* * * * * *

Separately, the risk factor from the Form 10-K entitled “We may not receive any additional amounts under our pre-merger directors’ and officers’ insurance policy in connection with certain litigation matters and may be forced to repay $2.57 million previously received”, is no longer a material risk to the Company, as the Company has entered into a settlement agreement with AmTrust, as discussed in greater detail above under Note 9 Commitments and Contingencies—Legal Matters— Declaratory Relief Action Against the Company by AmTrust International, in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2025 which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)	Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference herein:

No.	Description
10.1	Confidential Settlement Agreement and Release dated April 6, 2025, between 180 Life Sciences Corp., AmTrust International Underwriters DAC and AmTrust Financial Services, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 9, 2025 and incorporated by reference herein)
10.2	Settlement and Mutual Release Agreement dated and effective April 28, 2025, is by and between 180 Life Sciences Corp., Elray Resources, Inc. and Luxor Capital, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2025 and incorporated by reference herein)
10.3#	Voting Agreement dated April 28, 2025, between 180 Life Sciences Corp., Elray Resources, Inc. and Blair Jordan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 30, 2025 and incorporated by reference herein)
10.4#	Release Agreement dated June 12, 2025, by and between 180 Life Sciences Corp. and Mr. Jay Goodman (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 18, 2025, and incorporated by reference herein)
10.5#	180 Life Sciences Corp. 2025 Option Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 18, 2025, and incorporated by reference herein)
10.6#	2025 Option Incentive Plan – Form of Stock Option Agreement (June 2025 Awards) (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 18, 2025, and incorporated by reference herein)
10.7#	2022 Omnibus Incentive Plan – Form of Notice of Restricted Stock Grant and Restricted Stock Grant Agreement – (June 2025 Awards) (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 18, 2025, and incorporated by reference herein)
10.8#	Third Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 31, 2024, and incorporated by reference herein)
10.9#	Amended and Restated Executive Consulting Agreement dated June 17, 2025, by and between 180 Life Sciences Corp., Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc. (filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 18, 2025, and incorporated by reference herein)
10.10#	First Amendment to Executive Consulting Agreement entered into on July 12, 2025 and effective July 31, 2025, by and between 180 Life Sciences Corp., Eric Van Lent and EVL Consulting, LLC (filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 14, 2025, and incorporated by reference herein)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 LIFE SCIENCES CORP.

Date: July 23, 2025	By:	/s/ Blair Jordan
Blair Jordan
Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2025	By:	/s/ Eric R. Van Lent
Eric R. Van Lent
Chief Accounting Officer
(Principal Financial and Accounting Officer)