Form 10-Q
period 2025-09-30
ETHZilla Corp
filed 2025-11-14
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-38105

ETHZilla Corporation

(Exact name of registrant as specified in its charter)

Delaware	90-1890354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2875 South Ocean Blvd Suite 200 Palm Beach, FL	33480
(Address of principal executive offices)	(Zip Code)

(650) 507-0669

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ETHZ	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

As of November 12, 2025, 21,398,839 shares of common stock, par value $0.0001 per share, were issued and outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective on October 20, 2025 and began trading on a post-split adjusted basis on October 20, 2025.

ETHZILLA CORPORATION, FORMERLY 180 LIFE SCIENCES CORP. AND SUBSIDIARIES

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ETHZILLA CORPORATION, FORMERLY 180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$53,309,509	$4,567,251
Restricted cash equivalents	505,591,875	-
Prepaid expenses and other current assets	2,963,219	477,507
Current assets of discontinued operations	83,844	96,613
Total Current Assets	561,948,447	5,141,371
Marketable securities	8,826,571	-
Digital assets	180,933,721	-
Staking receivables	257,604,249	-
Other assets of discontinued operations	-	7,622,041
Total Assets	$1,009,312,988	$12,763,412
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,198,981	$305,588
Accounts payable – related parties	20,246	53,380
Accrued expenses	372,864	4,228
Loans payable - current portion	485,846	584
Collateralized loan	50,000,000	-
Current liabilities of discontinued operations	3,710,570	3,141,105
Total Current Liabilities	55,788,507	3,504,885
Convertible debt, net at fair value	496,276,461	-
Derivative liabilities	12,110,655	-
Long term liabilities of discontinued operations	-	6,616
Total Liabilities	564,175,623	3,511,501
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class B, Class C and Class K preferred stock)
Class B Convertible Preferred stock liability, $0.001 par value, 0 and 1,000,000 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	100
Class C Preferred Stock; 1 share authorized, 0 issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Class K Preferred Stock; 1 share authorized, 0 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value; 5,000,000,000 shares authorized; 16,667,286 and 317,705 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,666	32
Treasury stock 645,043 and 0 shares at September 30, 2025 and December 31, 2024, respectively	(16,121,428)	-
Additional paid-in capital	826,176,044	153,692,041
Accumulated other comprehensive income	(2,557,681)	(2,916,918)
Accumulated deficit	(362,361,236)	(141,523,344)
Total Stockholders’ Equity	445,137,365	9,251,911
Total Liabilities and Stockholders’ Equity	$1,009,312,988	$12,763,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ETHZILLA CORPORATION, FORMERLY 180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue:
Revenue	$4,110,169	$-	$4,110,169	$-
Total Revenue	4,110,169	-	4,110,169	-

Operating Expenses:
General and administrative	224,604,532	596,172	227,954,479	3,471,965
Total Operating Expenses	224,604,532	596,172	227,954,479	3,471,965
Loss From Operations	(220,494,363)	(596,172)	(223,844,310)	(3,471,965)

Other (Expense) Income:
Dividend income	616,725	-	616,725	-
Interest income	327,211	-	340,085	-
Other income	-	76,639	-	1,789,443
Interest expense	(319,909)	(10,552)	(319,909)	(28,977)
Change in fair value of convertible debt	3,724,344	-	3,724,344	-
Change in fair value of available for sale securities	(74,788)	-	(74,788)	-
Digital asset gains and losses	7,549,815	-	7,549,815	-
Change in fair value of derivative liabilities	-	-	-	58
Gain (loss) on settlement of liabilities	-	(2,304)	-	52,695
Total other (expense) income, net	11,823,398	63,783	11,836,272	1,813,219
Loss Before Income Taxes	(208,670,965)	(532,389)	(212,008,038)	(1,658,746)
Income tax benefit	-	-	-	-
Net Loss From Continuing Operations	(208,670,965)	(532,389)	(212,008,038)	(1,658,746)
Net Loss From Discontinued Operations	(8,071,091)	(304,331)	(8,829,854)	(235,937)
Net Loss	(216,742,056)	(836,720)	(220,837,892)	(1,894,683)

Other Comprehensive Loss:
Foreign currency translation adjustments	556,600	(67,332)	348,474	(81,733)
Change in fair value of held to maturity securities	10,763	-	10,763	-
Total other comprehensive income (loss)	567,363	(67,332)	359,237	(81,733)
Total Comprehensive Loss	$(216,174,693)	$(904,052)	$(220,478,655)	$(1,976,416)

Basic and Diluted Net Loss per Common Share
Continuing operation	$(16.80)	$(5.43)	$(47.20)	$(19.59)
Discontinued operation	$(0.65)	$(3.10)	$(1.97)	$(2.79)

Weighted Average Number of Common Shares Outstanding:
Basic	12,417,757	98,064	4,491,691	84,653
Diluted	12,417,757	98,064	4,491,691	84,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ETHZilla CORPORATION, formerly180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For The Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

	For the Three and Nine Months Ended September 30, 2025 and 2024
	Series B Preferred		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	(Deficit)
Balance - January 1, 2025	1,000,000	$100	317,705	$32	$-	$153,692,041	$(2,916,918)	$(141,523,344)	$9,251,911
Cancelled shares	-	-	(239)	-	-	-	-	-	-
Shares issued for settlement of liabilities	-	-	24,317	2	-	309,998	-	-	310,000
Stock-based compensation	-	-	45,000	5	-	577,579	-	-	577,584
Conversion of Series B Convertible Preferred Stock	(1,000,000)	(100)	131,800	13	-	87	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(2,369,232)	(2,369,232)
Other comprehensive loss	-	-	-	-	-	-	(64,691)	-	(64,691)
Balance - March 31, 2025	-	-	518,583	52	-	154,579,705	(2,981,609)	(143,892,576)	7,705,572
Shares issued for settlement of liabilities	-	-	50,971	5	-	441,401	-	-	441,406
Stock-based compensation	-	-	34,373	3	-	103,621	-	-	103,624
Commitment to repurchase common stock	-	-	-	-	(1,000,000)	-	-	-	(1,000,000)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(1,726,604)	(1,726,604)
Other comprehensive loss	-	-	-	-	-	-	(143,435)	-	(143,435)
Balance - June 30, 2025	-	-	603,927	60	(1,000,000)	155,124,727	(3,125,044)	(145,619,180)	5,380,563
Cancelled shares	-	-	(131,800)	(13)	1,000,000	(999,987)	-	-	-
Shares issued for cash and warrants, net	-	-	15,545,821	1,555	-	458,129,883	-	-	458,131,438
Exercise of warrants	-	-	504,743	50	-	5,605,656	-	-	5,605,706
Cashless exercise of warrants	-	-	132,000	13	-	(13)	-	-	-
Exercise of options	-	-	8,000	1	-	74,319	-	-	74,320
Stock based compensation	-	-	-	-	-	208,241,459	-	-	208,241,459
Share repurchases	-	-	-	-	(16,121,428)	-	-	-	(16,121,428)
Adjustment related to reverse stock split	-	-	4,595	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(216,742,056)	(216,742,056)
Other comprehensive income	-	-	-	-	-	-	567,363	-	567,363
Balance - September 30, 2025	-	$-	16,667,286	$1,666	$(16,121,428)	$826,176,044	$(2,557,681)	$(362,361,236)	$445,137,365

Balance - January 1, 2024	-	$-	53,476	$5	$-	$130,117,258	$(2,901,339)	$(127,343,657)	(127,733)
Shares issued from exercise of August 2023 pre-funded warrants	-	-	25,721	3	-	486	-	-	489
Adjustment related to reverse stock split	-	-	6,085	1	-	(1)	-	-	-
Stock-based compensation	-	-	-	-	-	236,062	-	-	236,062
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(1,069,744)	(1,069,744)
Other comprehensive income	-	-	-	-	-	-	6,460	-	6,460
Balance - March 31, 2024	-	-	85,282	9	-	130,353,805	(2,894,879)	(128,413,401)	(954,466)
Shares issued for settlement of liabilities	-	-	8,882	1	-	523,250	-	-	523,251
Stock based compensation	-	-	-	-	-	22,308	-	-	22,308
Comprehensive income (loss):
Net income	-	-	-	-	-	-	-	11,781	11,781
Other comprehensive loss	-	-	-	-	-	-	(20,861)	-	(20,861)
Balance -June 30, 2024	-	$-	94,164	$10	$-	$130,899,363	$(2,915,740)	$(128,401,620)	$(417,987)
Shares issued for settlement of liabilities	-	-	8,534	1	-	190,010	-	-	190,011
Stock based compensation	-	-	-	-	-	16,456	-	-	16,456
Warrants issued for asset acquisition	-	-	-	-	-	4,849,346	-	-	4,849,346
Comprehensive income (loss):
Net loss	-	-	-	-	-	-	-	(836,720)	(836,720)
Other comprehensive loss	-	-	-	-	-	-	(67,332)	-	(67,332)
Balance -September 30, 2024	-	$-	102,698	$11	$-	$135,955,175	$(2,983,072)	$(129,238,340)	$3,733,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ETHZilla CORPORATION formerly 180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024

Cash Flows from Operating Activities
Net loss from continuing operations	$(212,008,038)	$(1,658,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	208,922,667	274,826
Change in fair value of derivative liabilities	-	(58)
Digital asset gains and losses	(7,549,815)	-
Change in fair value of available for sale securities	74,788	-
Non-cash settlement expense	(3,724,344)	-
Non-cash staking and incentive revenue	(4,110,169)	-
Gain loss on settlement of liabilities	-	(52,695)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,763,712)	1,092,963
Accounts payable	785,392	(143,939)
Accounts payable - related parties	(33,134)	72,616
Accrued expenses	1,120,042	(116,532)
Total adjustments	193,721,715	1,127,181
Net cash used in operating activities from continuing operations	(18,286,323)	(531,565)
Net cash used in operating activities from discontinued operations	(132,277)	(14,612)
Net cash used in operating activities	(18,418,600)	(546,177)

Cash Flows from Investing Activities
Purchases of marketable securities	(8,890,596)	-
Purchases of digital assets	(243,479,818)	-
Net cash used in investing activities from continuing operations	(252,370,414)	-
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(252,370,414)	-

Cash Flows from Financing Activities
Proceeds from exercise of pre-funded warrants from the Amendment to August 2023 Offering	-	489
Repayment of loans payable	(128,738)	(996,494)
Repayment of loans payable related parties	(1,000,000)	-
Treasury stock purchases	(16,121,428)	-
Proceeds from collateralized loan	50,000,000	-
Proceeds from convertible debt, net	500,000,805	-
Proceeds from exercise of common stock options	74,320	-
Proceeds from exercise of common stock warrants	5,605,706	-
Proceeds from shares issued for cash and warrants, net	286,843,926	-
Net cash provided by (used in) financing activities from continuing operations	825,274,591	(996,005)
Net cash used in financing activities from discontinued operations	(151,444)	(13,973)
Net cash provided by (used in) financing activities	825,123,147	(1,009,978)

Net Change In Cash, cash equivalents and restricted cash equivalents	554,334,133	(1,556,155)
Cash, cash equivalents and restricted cash equivalents - Beginning of Period	4,567,251	1,706,292
Cash, cash equivalents and restricted cash equivalents - End of Period	$558,901,384	$150,137

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$-	$12,078

Non cash investing and financing activities
Conversion of Series B Convertible Preferred Stock	$100	$-
Shares issued for settlement of liabilities	$751,406	$523,251
Prepaid expense financed with notes payable	$722,000	$777,702
Commitment to repurchase common stock	$1,000,000	$-
Warrants and Series B Convertible Preferred Stock issued for asset acquisition	$-	$7,622,041
ETH holdings contributed in exchange for common stock	$171,287,512	$-
Staking receivable	$256,931,437	$-
Cashless exercise of warrants	$13	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ETHZilla CORPORATION, FORMERLY 180 LIFE SCIENCES CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 - BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

ETHZilla CORPORATION, formerly 180 Life Sciences Corp., formerly known as KBL Merger Corp. IV (“180LS”, or together with its subsidiaries, the “Company”), was a blank check company organized under the laws of the State of Delaware on September 7, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses.

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

Historically, he Company had been a clinical stage biotechnology company focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis, and other inflammatory diseases,

In November 2024, the biotechnology related to α7nAChR was returned to Stanford University and the Company is currently evaluating strategic options for the TNF and CBD programs, including but not limited to a sale or disposition, return of these assets to the underlying owners or other strategic alternatives. While there are several parties conducting preliminary due diligence, no formal bids have been received to date, and the Company has not yet made a final determination with respect to these assets.

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

At the time of the closing of the Purchase Agreement, the Company planned to use this technology platform to establish a blockchain-based business aimed at the global iGaming market. However, during the three months ended September 30, 2025, the Company made a strategic shift in its operations and determined it would no longer pursue the commercialization of its “back-end” gaming platform, which incorporates blockchain technology and cryptocurrency operability, which we acquired in September 2024 (the “Gaming Technology Platform”), and its pharmaceutical research business. As a result, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, the assets and operations relating to the Gaming Technology Platform and the pharmaceutical research business are reflected on the September 30, 2025 and December 31, 2024 Consolidated Balance Sheets as “assets or liabilities of discontinued operations” and the results of operations are reflected in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 as “net loss from discontinued operations”. See Note 3 and 15.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

In the consolidated financial statements as of and for the three months ended June 30, 2025 and prior periods, management disclosed substantial doubt about the Company’s ability to continue as a going concern. Due to the significant fundraising events undertaken by the Company during the three months ended September 30, 2025, as disclosed below in Notes 8 and 13, management determined that the Company will have sufficient cash flows to meet its obligations over the next 12 months, and as such the substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2024, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these condensed consolidated financial statements include, but are not limited to, the fair value of financial instruments including staking receivables and convertible debt, the valuation of the Company’s digital assets, warrants, option, and embedded derivatives. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries was the British Pound (“GBP”). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

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

Cash, cash equivalents and restricted cash equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents, including certificates of deposits and United States Treasury securities. As of September 30, 2025 and December 31, 2024, our cash and cash equivalents totaled $53,309,509 and $4,567,251, respectively. Restricted cash equivalents of $505,591,875 included cash equivalents pledged as collateral against the Company’s convertible debt. See note 10.

Concentrations of Credit Risk

The Company is subject to concentration of credit risk arising from its cash, cash equivalents, digital assets, and counterparties, including financial institutions, custodians, and Ethereum blockchain (“ETH”), liquid staking tokens (“LST”), and liquid staking incentive tokens. The Company maintains cash balances with financial institutions that, at times, may exceed federally insured limits. The Company manages this risk by placing its cash with high-credit-quality institutions.

The Company holds significant balances of digital assets, including ETH, with third-party custodians. The Company’s risk is mitigated by using reputable, regulated custodians and by monitoring their financial health and operational controls. However, the failure of any custodian could result in a loss of some or all digital assets held.

In addition, the Company participates in liquid staking arrangements, whereby ETH is deposited into third-party protocols (such as ether.fi or Puffer) in exchange for liquid staking tokens. These protocols may not be subject to the same regulatory oversight as traditional financial institutions, and the Company is exposed to risks including, but not limited to:

●	Smart contract risk: Vulnerabilities or exploits in protocol code could result in loss of staked assets.

●	Counterparty risk: Protocol operators or validators may fail to perform as expected, leading to loss or slashing of staked ETH.

●	Concentration risk: A significant portion of the Company’s digital assets may be held with a limited number of protocols or custodians, increasing exposure to any single point of failure.

●	Liquidity risk: In periods of market stress or protocol congestion, the Company may not be able to promptly withdraw or redeem staked assets.

The Company regularly evaluates the creditworthiness and security practices of its custodians and protocol operators, and may diversify holdings across multiple platforms to mitigate concentration risk. The Company also monitors regulatory developments that may affect the safety and recoverability of its digital assets.

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

In addition, the Company acquired the Gaming Technology Platform from Elray in 2024. Both the licensed patents and Gaming Technology Platform are classified as discontinued operations in accordance with ASC 205. See Note 15.

Digital Assets

The Company’s digital assets include Ether, the native cryptocurrency of the Ethereum blockchain (“ETH”), liquid staking tokens(“LST”), and liquid staking incentive tokens.

Crypto assets within the scope of ASC 350-60 Intangibles—Goodwill and Other—Crypto Assets(“ASC 350-60):

ETH and liquid staking incentive tokens have been determined to fall within the scope of ASC 350-60. The company reflects crypto assets held at fair value on the consolidated balance sheets within the Digital Assets line item. Changes in the fair value of crypto assets are recognized in income, reflected within the Digital asset gains and losses within the consolidated statement of operations.

In determining the fair value of digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”). The Company utilizes Coinbase as the principal market. The Company uses a first-in, first-out methodology to assign costs to digital assets.

Non-monetary receivable with an embedded derivative within the scope of ASC 310, Receivables (“ASC 310”) and ASC 815-15, Derivatives and Hedging – Embedded Derivatives (“815-15”):

The Company’s LST, comprised of weETH and pufETH, has been determined to fall within the scope of ASC 310 and ASC 815-15 and is accounted for as a non-monetary receivable with an embedded derivative. The host contract represents the holder’s right to receive ETH denominated in USD and is carried at cost.

The embedded derivative component is measured at fair value at each reporting date, using observable prices in the principal market in accordance with ASC 815-15 and ASC 820, Fair Value Measurement (“ASC 820”). Where quoted prices are directly available in active markets, the embedded derivatives are classified as Level 1 within the fair value hierarchy; if observable market prices are not available, management utilizes other relevant inputs and valuation techniques, which may result in Level 2 or Level 3 classification.

Upon redemption of liquid staking tokens for ETH, the Company derecognizes both the receivable and the embedded derivative, recognizing ETH at fair value. Any difference between the carrying amount and the fair value of ETH received is recognized as a gain or loss, which amounted to $24,199,453 for the period.

Management has exercised judgment in determining the principal market, fair value hierarchy, and bifurcation of embedded derivatives. There is diversity in industry practice regarding the measurement and recognition of liquid staking tokens and related rewards. The Company continually evaluates the principal market and the reliability of inputs to ensure that fair value measurements reflect current market conditions.

ETH Staking

Beginning in August 2025, the Company used the proceeds from its capital raising activities to acquire and deploy ETH in staking activities, which can include native staking, liquid staking and restaking. The Company has entered into separate contractual agreements with various third-party entities to facilitate its ETH staking activities. The Company commenced both native staking in August of 2025 and commenced liquid staking in September 2025. The Company intends for staking to become a primary yield generation strategy of the Company within the current fiscal year.

Native Staking

The Company utilized one third-party asset manager to manage and stake ETH on its behalf as of September 30, 2025. Under these arrangements, the Company’s ETH is held by a qualified custodian and staked in the Ethereum protocol through a third-party validator operator (e.g., Coinbase). The validator operator manages the staking process and delegates the Company’s ETH to network validators. When selected by the Ethereum network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated.

ETH used in native staking is retained on the Company’s balance sheet as a crypto asset measured at fair value in accordance with ASC 350-60. The Company does not derecognize ETH when participating in native staking because it retains the ability to direct the use of the asset and obtain substantially all benefits.

The validator operator (e.g., Coinbase) is considered the customer, as it receives the Company’s staking capacity (the performance obligation) and, in exchange, provides staking rewards. The contract duration for native staking is typically determined by the daily reward cycle, consistent with the period in which enforceable rights and obligations exist under the Company’s agreements with validator operators. The Company has determined that a new contract is effectively renewed each day, such that contract inception changes daily. Revenue from native staking is recognized over time because the customer simultaneously receives and consumes the benefit of the Company’s performance throughout the daily reward cycle.

Revenue from native staking is recognized at the end of each daily period, when the Company’s right to staking rewards becomes determinable (i.e., when the constraint is lifted). The amount of revenue recognized is measured at the fair value of rewards at contract inception for that day, net of validator commissions, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and ASC 820. Rewards represent noncash consideration and are measured using quoted prices in the principal market at contract inception. Subsequent changes in the fair value of ETH after initial recognition are recorded as unrealized gains or losses.

Because the Company is not the principal to the block validation service, but rather provides staking capacity to third parties, it does not control the full output of the reward-generating activity and instead receives net staking rewards after validator commissions are deducted. Staking revenue is presented on a net basis, reflecting only the portion of protocol rewards to which the Company is entitled. Asset manager fees are presented as separate operating expenses.

Liquid Staking

The Company participates in liquid staking arrangements, whereby ETH is deposited into third-party protocols (such as ether.fi or Puffer) in exchange for liquid staking tokens (e.g., weETH, pufETH). These tokens represent the right to redeem underlying ETH and accrued rewards, and may be transferred, traded, or used in other decentralized finance (DeFi) transactions, providing ongoing liquidity and access to additional yield opportunities. In certain arrangements, liquid staking tokens may also be restaked into additional protocols to earn incremental rewards.

Upon deposit, the Company derecognizes the ETH and recognizes a non-financial receivable with an embedded derivative, reflecting the right to receive ETH and protocol rewards. The host contract is measured at cost (the value of ETH deposited), while the embedded derivative is bifurcated and measured at fair value through earnings, reflecting exposure to ETH price and protocol yield variability, in accordance with ASC 310 and ASC 815-15. Subsequent changes in the fair value of liquid staking tokens and embedded derivatives after initial recognition are not included in revenue but are recognized separately in earnings as unrealized gains or losses. Gains or losses realized upon redemption or sale of liquid staking tokens are recognized in accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).

The protocol or platform (e.g., ether.fi or Puffer) to which the Company delegates its ETH is considered the customer, as it receives the Company’s staking capacity (the performance obligation) and, in exchange, provides staking rewards and incentive tokens (based on hitting certain ETH deposit thresholds). The contract duration for liquid staking is based on the ability of either party to terminate with 30 days’ notice; for accounting purposes, a new contract is considered to begin each day, reflecting the daily renewal of enforceable rights and obligations (i.e., a new 30 day contract is renewed on a daily basis). Revenue from liquid staking is recognized over time because the customer simultaneously receives and consumes the benefit of the Company’s performance throughout the duration of the contract.

Revenue from liquid staking is recognized at the end of each daily period, when the Company’s right to staking rewards and incentive tokens (e.g., PUFFER, ETHFI) becomes determinable (i.e., when the constraint is lifted). The amount of revenue recognized is measured at the fair value of rewards and incentive tokens at contract inception for that day, net of validator commissions, in accordance with ASC 606 and ASC 820. Rewards represent noncash consideration and are measured using quoted prices in the principal market at contract inception. Fair value for liquid staking tokens is determined based on the underlying ETH and accrued rewards to which the Company is entitled, rather than the quoted token price, because the redemption ratio between ETH and liquid staking tokens (e.g., weETH, pufETH) fluctuates over time as rewards accrue and protocol fees apply.

Because the Company is not the principal to the block validation service, but rather provides staking capacity to third parties, it does not control the full output of the reward-generating activity and instead receives net staking rewards after validator commissions are deducted. Asset manager or protocol fees are presented as separate operating expenses.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606.

To determine revenue recognition for contracts with customers, the Company performs the following five steps:

1.	identify the contract with the customer,

2.	identify the performance obligations in the contract,

3.	determine the transaction price, including variable consideration to the extent it is probable a significant future reversal will not occur,

4.	allocate the transaction price to the respective performance obligations in the contract, and

5.	recognize revenue when (or as) the Company satisfies the performance obligation.

The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

Native Staking Revenue

The validator operator (e.g., Coinbase) is considered the customer, as it receives the Company’s staking capacity (the performance obligation). The Company acts as an agent in native staking transactions, delegating ETH to third-party validator operators who perform the technical validation responsibilities.

The contract duration for native staking is defined by the daily reward cycle under the Company’s agreements. Native staking rewards are recognized as revenue over time and at the end of each contract period (typically daily) when the Company’s share of rewards is determinable. The fair value of staking rewards, which are received as noncash consideration, is measured using quoted prices from the principal market at contract inception of each daily period, in accordance with ASC 606 and ASC 820. Subsequent changes in the fair value of ETH after initial recognition are recorded as unrealized gains or losses. The amount of revenue recognized is presented net of validator or other protocol fees.

Liquid Staking Revenue

The protocol or platform (e.g., ether.fi or Puffer) is considered the customer, as it receives the Company’s staking capacity (the performance obligation). The Company acts as an agent in liquid staking transactions, delegating ETH to third-party protocols or platforms who perform the technical validation responsibilities.

The contract duration for liquid staking is based on the ability of either party to terminate the contract with 30 days’ notice without cause. The Company has determined that a new 30-day contract is effectively renewed each day, such that contract inception changes daily. Revenue from staking rewards and incentive tokens is recognized over time and at the end of each day when the Company’s proportional share of rewards is determinable, measured at fair value at contract inception for that day, net of validator commissions. Fair value is based on the underlying ETH and accrued rewards, not the market price of the liquid staking tokens. The ratio between ETH and liquid staking tokens changes over time as rewards accrue and protocol economics adjust; this variability does not affect the timing of revenue recognition but is considered in determining fair value at contract inception. Rewards represent noncash consideration and are measured using quoted prices in the principal market at contract inception.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The Company adopted ASU No. 2023-07 on January 1, 2025.

Segment information is prepared on the same basis that the Company’s CEO, who is the Chief Operating Decision Maker (“CODM”), manages the business, evaluates financial results, and makes key operating decisions. The Company has a single reportable operating segment, digital asset operations, the primary activity from which the Company earns revenue. All assets of the Company’s continuing operations are related to the digital asset operations. The CODM uses net income to evaluate and make key operating decisions of the business. As such, no further segment disclosures are presented within the consolidated financial statements and footnotes.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with U.S. GAAP. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans, the carrying amounts approximate fair value due to their short maturities. The Company elected to account for its convertible notes payable under the fair value option available under ASC 820. See Note 10.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company adopted the provisions of FASB ASC 820 (the Fair Value Topic) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

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

Discontinued Operations

In September 2025 the Company decided to cease the operations of 180 Life Corp. (f/k/a 180 Life Sciences Corp.) (“180”), Katexco Pharmaceuticals Corp. (“Katexco”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), 180 Therapeutics L.P. (“180 LP” and together with Katexco, CBR Pharma and 180 Life Sciences Corp, the “180 Parties”). As such, the 180 Parties are reported as discontinued operations in the financial statements included herein. Additionally, the Gaming Technology Platform will no longer be part of the Company’s future business strategy and are also included in discontinued operations.

The assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. The results of the discontinued operations are aggregated and presented separately in the Condense Consolidated Statements of Operations and Comprehensive Loss as net income (loss) from discontinued operations for the three and nine months ended September 30, 2025 and 2024. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024.

Amounts presented in discontinued operations have been derived from our condensed consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of 180 Parties and the Gaming Technology Platform. The discontinued operations exclude general corporate allocations.

Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date but before these condensed consolidated financial statements were issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 16.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (ASC Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this standard effective January 1, 2025.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company will adopt ASU 2023-09 for the annual period ending December 31, 2025 and is currently evaluating the impact of this guidance on its disclosures.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Director and Officer’s Insurance	$2,822,671	$377,473
Professional fees	108,135	100,034
Other receivable	32,413	-
Total prepaid expenses and other current assets	$2,963,219	$477,507

NOTE 5 – DIGITAL ASSETS

The Company holds ETH and liquid staking incentive tokens (both in scope of ASC 350-60), as well as liquid staked ETH (in scope of ASC 310 and ASC 815-15). The following presents a summary of the Company’s digital asset holdings as of September 30, 2025, and activity for the nine months then ended. For detailed accounting policies related to digital assets, refer to Note 3.

Crypto assets within the scope of ASC 350-60:

The following table presents the Company’s significant crypto assets holdings as of September 30, 2025:

	September 30, 2025
	Quantity	Cost basis[2]	Fair value[2]
ETH[1]	42,898	$170,652,241	$180,933,721
Liquid staking tokens and incentive tokens [2]	6,780,857	$245,493,054	$257,604,249
Total		$416,145,295	$438,537,970

(1)	Liquid staking incentive tokens include PUFFER and ETHFI incentive tokens.

(2)	Cost basis is equal to the cost of the digital assets net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital asset prices within the Company’s principal market at the time of measurement.

The following table presents a rollforward of the Company’s ETH for the nine months ended September 30, 2025:

Fair value
ETH as of December 31, 2024	$-
Additions[1]	414,766,791
Receipt and accrual of ETH from native staking activities	4,110,169
Deposits of ETH into liquid staking activities	(245,493,054)
Change in fair value of ETH	7,549,815
ETH fair value as of September 30, 2025 [2]	$180,933,721

(1)	Additions are the results of purchases and receipts of ETH.

(2)	Includes $50,485,550 representing the fair value of ETH pledged as collateral under the Collateralized Loan Agreement discussed in Note 8, including an unrealized loss of $2,089,409.

During the nine months ended September 30, 2025, the Company recognized cumulative realized gains of $26,774,061 upon the deposit of ETH into liquid staking.

The following table presents a rollforward of the Company’s incentive tokens for the nine months ended September 30, 2025:

Fair value
Liquid Staking and Incentive tokens as of December 31, 2024	$-
Receipt and accrual of liquid staking and incentive tokens	245,493,054
Sales of liquid staking and incentive tokens in exchange of ETH	-
Change in fair value of liquid staking and incentive tokens	12,111,195
Incentive tokens fair value as of September 30, 2025	$257,604,249

Non-monetary receivable with an embedded derivative within the scope of ASC 310-10 and ASC 815-15:

As described in Note 3, the Company accounts for liquid staked ETH as a non-monetary receivable with an embedded derivative. The host contract is measured at cost, and the embedded derivative is measured at fair value through earnings.

As of September 30, 2025, the carrying amount of the host contract (representing the 48,800 deposited ETH into ether.Fi and 10,575 PufETH) was $257,604,249, and the fair value of the embedded derivative was $12,110,657. For the nine months ended September 30, 2025, the Company recognized unrealized gains of $11,437,846 on the embedded derivative and staking rewards of $672,811 related to liquid staking activities. Changes in the fair value of embedded derivatives associated with liquid staking tokens are recognized within the statement of operations as part of Digital Asset gains and losses, separate from revenue.

The total of the host contract and embedded derivative, together with any accrued staking rewards (i.e., native staking and liquid staking), are collectively presented as “Staking Receivables” on the Consolidated Balance Sheet. Accordingly, “Staking Receivables” reflects the combined fair-value changes and reward accruals arising from both native staking and liquid staking arrangements.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Interest	$319,909	$-
Other	52,955	4,228
Total accrued expenses	$372,864	$4,228

During the nine months ended September 30, 2025, the Company issued 75,288 share of common stock for the settlement of liabilities. See Note 12 – Commitments and Contingencies.

NOTE 7 – REVENUE RECOGNITION

Native Staking

As of September 30, 2025, the Company had native staked 12,845 ETH on the Ethereum blockchain. For the nine months ended September 30, 2025, the Company recognized revenue from native staking rewards of $173,428.

Liquid Staking

As of September 30, 2025, the Company had liquid staked 59,375 ETH on the Ethereum Blockchain. For the nine months ended September 30, 2025, the Company earned $672,811 as staking rewards through liquid staking protocols, and $3,263,930 incentive tokens, both recognized within revenue on the income statement.

NOTE 8 - DEBT

Loans Payable

The following table summarizes the activity of loans payable during the nine months ended September 30, 2025:

	Principal balance at December 31, 2024	Principal additions	Principal repayments in cash	Other	Effects of foreign exchange rates	Principal balance at September 30, 2025

First Insurance - 2024	$584	$-	$-	$(584)	$-	-
First Insurance - 2025	-	613,700	(127,854)	-	-	485,846
Total loans payable	$584	$613,700	$(127,584)	$(584)	$-	$485,846
Less: loans payable – current portion	584					485,846
Loans payable – noncurrent portion	$-					$-

Initial Senior Convertible Note Sales

On August 8, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with investment funds managed by an institutional investor (the “Investor”), under which the Company agreed to sell and issue to the Investor senior secured convertible notes (the “August 2025 Convertible Notes”) in an aggregate principal amount of $156,250,000 (the “Principal Amount”) in exchange for cash equal to 96.0% of the Principal Amount (the “Debt Financing”). The Company closed the Debt Financing simultaneously with the signing of the Securities Purchase Agreement (the “August 2025 Note Funding Date”).

The August 2025 Convertible Notes bear interest at a rate of 0.00% per annum for the first six months, and 4.00% per annum for the following six months through the maturity date, which is the third year anniversary of the issuance date of the August 2025 Convertible Notes or earlier conversion or redemption date. The interest rate will increase to a rate of 18.0% per annum upon the occurrence and during the continuance of an event of default under the August 2025 Convertible Notes. The August 2025 Convertible Notes are secured by $44.5 million of Ether (ETH) (the “August 2025 ETH Collateral”) and approximately $156.25 million in cash (the “August 2025 Cash Collateral”), which is included in restricted cash equivalents on the Company’s consolidated balance sheet.

At any time following the nine-month anniversary of the August 2025 Note Funding Date, the Investor has the right to require that the Company redeem all or any part of the outstanding August 2025 Convertible Notes. If at any time after the August 2025 Note Funding Date, (i) the loan to value ratio of the August 2025 Convertible Notes is greater than 85%, or (ii) upon the occurrence of any Trigger Event (as defined in the August 2025 Convertible Notes), the Investor has the right to require that the Company redeem all or any part of the outstanding note in cash at a price equal to 100% of the amount of such August 2025 Convertible Note being redeemed.

The August 2025 Convertible Notes provide that the Investor may convert all or any portion of the principal amount of such August 2025 Convertible Note, together with any accrued and unpaid interest thereon, at an initial conversion price of $34.45 (the “August 2025 Conversion Price”), which is subject to a one-time, downward only reset after the nine-month anniversary of the issuance date (the “One-Time Reset Date”) equal to the closing bid price of the common stock on the One-Time Reset Date to the extent such price is less than the August 2025 Conversion Price. The Investor is not permitted to convert the August 2025 Convertible Notes to the extent that the shares of common stock deliverable upon conversion thereof would exceed 19.99% of the Company’s outstanding shares immediately prior to executing the Securities Purchase Agreement (the “August 2025 Exchange Cap”) without prior stockholder approval. We were also required to seek stockholder approval for the issuance of the shares of common stock upon conversion of the August 2025 Convertible Notes in accordance with the Securities Purchase Agreement. On October 7, 2025, the stockholders of the Company approved the issuance of shares of common stock in excess of the August 2025 Exchange Cap.

The August 2025 Convertible Notes provide for certain covenants, including that the Company shall maintain, at all times, (i) a balance of $5 million or more held in accounts other than the controlled securities account entered into at the consummation of this transaction and (ii) a loan-to-value ratio of no more than 100%, in addition to other customary covenants and events of default that are typical for transactions of this type and certain affirmative and negative covenants.

Pursuant to the Securities Purchase Agreement, the Company has agreed to certain obligations to register and maintain the registration of the shares of common stock underlying the August 2025 Convertible Notes, including filing within 15 calendar days of the Closing Date, a resale registration statement to register for resale the shares underlying the August 2025 Convertible Notes, which was timely filed and has been declared effective to date.

The security documents consist of (i) a Pledge and Security Agreement entered into by the Company, certain subsidiaries of the Company and the collateral agent, which is an affiliate of the Investor (the “Collateral Agent”); (ii) a control agreement in respect of the August 2025 ETH Collateral entered into by the Company, the Collateral Agent and the custodian of such account, (iii) a control agreement in respect of the August 2025 Cash Collateral entered into by the Company, the Collateral Agent and the custodian of such account, and (iv) a guaranty agreement entered into by certain subsidiaries of the Company in favor of the Investor. In addition, the Company paid $150,000 in legal fees of the Investor’s counsel. The control agreement requires the Company to maintain cash and cash equivalents in an aggregate amount of approximately $504,000,000, which the Company is not allowed to withdraw without consent of the Collateral Agent. The Collateral Agent also has the right to direct activities related to any staking of the August 2025 ETH Collateral.

Clear Street LLC (“Clear Street”) provided us placement agent services in connection with the Debt Financing. As compensation for serving as the Company’s placement agent, the Company (i) paid Clear Street a total cash fee equal to 4% of the aggregate gross proceeds raised in the Debt Financing, and (ii) reimbursed certain reasonable and documented fees and expenses of legal counsel for Clear Street and other out-of-pocket expenses. In addition, the Company agreed to issue to Clear Street or its designees shares of  Common Stock of the Company equal to 2.0% of the aggregate shares of common stock initially issuable upon conversion of the August 2025 Convertible Notes, with the Company issuing 90,711 shares of common stock in August 2025.

Registration Rights Agreement

On the August 2025 Note Funding Date, the Company entered into a Registration Rights Agreement (the “RRA”) with the Investor pursuant to which, among other things, and subject to certain limitations set forth therein, the Investor has customary demand registration rights and the Company was obligated to prepare and file a registration statement registering the offer and sale of all of the Investor’s common stock, which registration statements have been timely filed and declared effective to date.

New Senior Convertible Note Sales

On September 22, 2025, the Company entered into an Amendment and Waiver Agreement with the Investor (the “Amendment Agreement”), pursuant to which, among other things (a) the Company agreed to sell a new series of senior secured convertible notes to the Investor (the “September 2025 Convertible Notes”, and together with the August 2025 Convertible Notes, the “Convertible Notes”); (b) the Company and the Investor agreed to partially waive and modify certain terms of the August 2025 Convertible Notes and the Securities Purchase Agreement, including: (i) to reduce the interest rate from 4% to 2% (ii) excluding the September 2025 Convertible Notes from the anti-dilutive provisions of the August 2025 Convertible Notes, except in connection with the Existing Note Conversion Price Adjustment (defined and described below), (iii) permitting the Company to Stake (as defined in the Security Purchase Agreement) the collateral held in the Company’s crypto control accounts, (iv) allowing the Company to use the yield of any cash held in the controlled accounts (less the accrued and unpaid interest on the Convertible Notes and any other amounts then due and payable to the Investor), in the ordinary course of business, and (v) to permit during the 90 day period following the August 22, 2025 effective date of a resale registration statement filed to register the resale of shares of common stock issuable upon conversion of the August 2025 Convertible Notes, pursuant to which the Company was previously restricted from taking certain actions, one or more additional subsequent placements (not including any variable rate transaction) solely consisting of the sale of common stock (x) with gross proceeds not in excess of an aggregate of $1 billion, subject to certain pre-requisites, or (y) at any time if such applicable purchase price exceeds $4.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events).

The September 2025 Convertible Notes were sold to the Investor on September 23, 2025, in the aggregate principal amount of $360 million (the “New Principal Amount”) in exchange for cash equal to 97.25% of the New Principal Amount (the “New Debt Financing”).

The Company closed the New Debt Financing on September 23, 2025 (the “New Debt Funding Date”).

The September 2025 Convertible Notes bear interest at a rate of 2.00% per annum through the maturity date, which is August 8, 2028 or earlier conversion or redemption date. The interest rate will increase to a rate of 18.0% per annum upon the occurrence and during the continuance of an event of default under the September 2025 Convertible Notes. The September 2025 Convertible Notes are secured by $50,000,000 of Ether (ETH) (the “September 2025 ETH Collateral”) and approximately $348,180,800 in restricted cash equivalents (the “September 2025 Cash Collateral”). Total restricted cash equivalents securing the August 2025 Convertible Notes and the September 2025 Convertible Notes was $505,591,875 as of September 30, 2025.

At any time after May 8, 2026, the Investor shall have the right to require that the Company redeem all or any part of the outstanding September 2025 Convertible Notes. If at any time after the New Debt Funding Date, (i) the loan to value ratio of the September 2025 Convertible Notes is greater than 85%, or (ii) upon the occurrence of any Trigger Event (as defined in the September 2025 Convertible Notes), the Investor shall have the right to require that the Company redeem all or any part of the outstanding note in cash at a price equal to 100% of the amount of such September 2025 Convertible Note being redeemed.

The September 2025 Convertible Notes provide that the Investor may convert all or any portion of the principal amount of such September 2025 Convertible Notes, together with any accrued and unpaid interest thereon, at an initial conversion price of $30.50 (the “Conversion Price”), which is subject to a downward only reset on May 8, 2026, and each three month anniversary thereafter (each a “Reset Date”) equal to the closing bid price of the common stock on each such Reset Date, to the extent such price is less than the Conversion Price. The Investor is not permitted to convert the September 2025 Convertible Notes to the extent that the shares of common stock deliverable upon conversion thereof would exceed 19.99% of the Company’s outstanding shares immediately prior to executing the Amendment Agreement (the “September 2025 Exchange Cap”) without prior stockholder approval. We are also required to seek stockholder approval for the issuance of the shares of common stock upon conversion of the September 2025 Convertible Notes in accordance with the Amendment Agreement.

As a result of the Conversion Price of the September 2025 Convertible Notes being less than the conversion price of the August 2025 Convertible Notes, the conversion price of the August 2025 Convertible Notes automatically adjusted to the Conversion Price on the New Debt Funding Date (the “Existing Note Conversion Price Adjustment”).

The September 2025 Convertible Notes also provide that, at any time after March 22, 2026, the Company may require holders to convert all or a portion of the outstanding principal into shares of common stock (a “Mandatory Conversion”) if certain conditions are satisfied. Specifically, the volume-weighted average price (“VWAP”) of the Company’s common stock on its principal trading market must exceed $44.785 (as adjusted for stock splits and similar events) for 30 consecutive trading days and no Equity Conditions (defined below) failure may exist. The Company may not effect more than one Mandatory Conversion during any 20-trading-day period and may not exercise its right if an event of default has occurred and is continuing. A Mandatory Conversion is subject to cancellation if the stock price falls below the minimum conversion price or if an Equity Conditions failure occurs prior to the conversion date, unless waived by the holder. In lieu of conversion of any portion of the notes that cannot be converted due to a failure of Equity Conditions, the Company may instead require the holder to exchange such portion into the right to receive the same number of shares issuable upon conversion, pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, on mutually agreeable terms. The “Equity Conditions” generally require, among other things, that the Company’s registration statement registering the resale of the common stock issuable upon conversion of the September 2025 Convertible Notes is effective or the shares are otherwise eligible for resale, that the common stock remains listed and tradable on an eligible market, that no event of default or material breach exists, that certain specific volume requirements have been met, that sufficient authorized shares are available, that no material, non-public information or unresolved disputes exist, and that the stockholders of the Company have approved the issuance of shares of common stock in excess of the September 2025 Exchange Cap.

Additionally, the September 2025 Convertible Notes provide that, if at any time and from time to time on or after the issuance date thereof, there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the Company’s common stock, other than the 1-for-10 reverse stock effective October 20, 2025 (each, a “Stock Combination Event”, and such date thereof, the “Stock Combination Event Date”) and the Event Market Price (as defined below) is less than the Conversion Price then in effect (after giving effect to certain adjustments), then on the 16th Trading Day (as defined in the September 2025 Convertible Notes) immediately following such Stock Combination Event Date, the Conversion Price then in effect on such sixteenth (16th) Trading Day (after giving effect to certain adjustments) shall be reduced (but in no event increased) to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average prices (VWAP) of the Company’s common stock for each of the five Trading Days with the lowest VWAP of the Company’s common stock during the 15 consecutive Trading Day period ending and including the Trading Day immediately preceding the 16th Trading Day after such Stock Combination Event Date, divided by (y) five.

Additionally, if the Company issues or sells shares of common stock after the New Debt Funding Date, at a price lower than the then-current conversion price of the September 2025 Convertible Notes, subject to certain excepted issuances, the conversion price of the September 2025 Convertible Notes will be adjusted downward to match the price of such newly issued shares.

Finally, if the Company issues or enters into an agreement to issue common stock, options, or convertible securities with a price that varies or may vary with the market price of the common stock (excluding certain at-the-market offerings and customary anti-dilution adjustments), subject to certain customary exceptions, the holders of the September 2025 Convertible Notes have the right, but not the obligation, to elect to use such “Variable Price” for purposes of converting the September 2025 Convertible Notes. The holder may make this election on a per-conversion basis and is not required to rely on the Variable Price for any future conversions.

The September 2025 Convertible Notes provide for certain covenants, including that the Company shall maintain, at all times, (i) a balance of $5 million or more held in accounts other than the controlled securities account entered into at the consummation of the transaction and (ii) a loan-to-value ratio of no more than 100%, in addition to other customary covenants and events of default that are typical for transactions of this type and certain affirmative and negative covenants.

Pursuant to the Amendment Agreement, the Company has agreed to certain obligations to register and maintain the registration of the shares of common stock underlying the September 2025 Convertible Notes, which shares have been registered to date.

The September 2025 Convertible Notes are secured by the same August 8, 2025 security agreements as discussed above.

Clear Street provided the Company placement agent services in connection with the New Debt Financing. As compensation therewith, the Company (i) paid Clear Street a total cash fee equal to 1% of the aggregate gross proceeds raised in the New Debt Funding, and (ii) reimbursed certain reasonable and documented fees and expenses of legal counsel for Clear Street and other out-of-pocket expenses.

In aggregate, the Company incurred professional fees and expenses of $8,575,412 in connection with the Convertible Notes, which are included in general and administrative expenses.

The Company made an accounting election to account for the Convertible Notes at fair value with changes in fair value recognized in earnings.

As of September 30, 2025, the fair value of the convertible debt balance was $496,276,461. The Company recognized a gain of $3,724,344 related to the changes in fair value of the convertible debt during the three months ended September 30, 2025. The August 2025 Convertible Notes had a fair value at issuance of $150,000,000, and the September 2025 Convertible Notes had a fair value at issuance of $348,086,949 The Company also recognized $1,913,856 in gain related to the difference in pre and post amendment Convertible Note fair value upon issuance of the September 2025 Convertible Notes.

The Company estimated the fair value of the convertible debt using a Monte Carlo Simulation in a risk-neutral framework and the following inputs: estimated volatility of 65%, risk-free rate of 3.67-3.61%, dividend yield of 0%, a probability of shareholder conversion approval of 65% and a discount for lack of marketability of 24%-32%.

For the three months ended September 30, 2025 and 2024, the Company recognized interest expense associated with the Convertible Notes of $319,909 and $0, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized interest expense associated with convertible debt of $319,909 and $0, respectively. As of September 30, 2025 and December 31, 2024, the Company had accrued interest associated with the Convertible notes of $319,909 and $0, respectively.

Collateralized Loan Agreement

On September 8, 2025, the Company entered into a collateralized loan agreement with Cumberland DRW LLC (“Cumberland”). Under the agreement, the Company transferred 11,673 ETH as collateral in exchange for $50,000,000. The Company is obligated to repay $51,326,284 and receive back the 11,673 ETH on December 8, 2025. The Company is exposed to ETH price risk and counterparty credit risk. The agreement requires additional collateral if the price of ETH declines by 20% or more and includes early termination provisions.

The Company accounts for the arrangement as a single collateralized loan in accordance with ASC 815, Derivatives and Hedging, and the AICPA Practice Aid, Accounting and Auditing of Digital Assets. The Company recorded a liability equal to $50,000,000 that will accrete interest of $1.3 million to maturity. As of September 30, 2025, the carrying amount of the liability was $50,000,000. The transferred ETH collateral is derecognized, and a receivable is recognized for the right to receive ETH in the future; a realized gain of $2,574,607 was recognized upon derecognition, representing the difference between the carrying value of the ETH and the initial measurement of the receivable. As of September 30, 2025, the fair value of the ETH receivable was $50,485,550, which is included in Digital Assets on the Company’s consolidated balance sheet. For the nine months ended September 30, 2025, unrealized losses were $2,089,409, which is included in Digital asset gains and losses in the consolidated statement of operations.

In accordance with ASC 326, Financial Instruments – Credit Losses, the Company recognizes an allowance for expected credit losses on the crypto asset loan receivable. The allowance is determined based on management’s assessment of counterparty credit risk and reasonable and supportable forecasts.

Digital asset gains and losses, including both realized gains and losses recognized upon derecognition of digital assets (such as sales, conversions, or transfers in liquid staking arrangements) and unrealized gains and losses resulting from changes in fair value of digital assets held at period end, are presented in a single line item in the consolidated statements of operations.

NOTE 9 – FAIR VALUE

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2025, and December 31, 2024:

				Fair value at
	Level 1	Level 2	Level 3	September 30, 2025
Assets:
Cash and cash equivalents	$53,309,509	$-	$-	$53,309,509
Restricted cash equivalents	505,591,875	-	-	505,591,875
Marketable securities	8,826,571	-	-	8,826,571
Cryptocurrency holdings	180,933,721	-	-	180,933,721
Total assets	$748,661,676	$-	$-	$748,661,676

Liabilities:
Convertible debt	$-	$-	$496,276,461	$496,276,461
Embedded derivative liabilities	-	-	12,110,655	12,110,655
Total liabilities	$-	$-	$508,387,116	$508,387,116

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2024
Assets:
Cash and cash equivalents	$4,567,251	$-	$-	$4,567,251
Total assets	$4,567,251	$-	$-	$4,567,251

NOTE 10 – Earnings Per Share

The computation of net loss per share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic loss per common share
Net loss from continuing operations	$(208,670,965)	$(532,389)	$(212,008,038)	$(1,658,746)
Derivative (gain) loss associated with convertible debt	-	-	-	-
Interest expense associated with convertible debt	-	-	-	-
Net loss for dilutive calculation	$(208,670,965)	$(532,389)	$(212,008,038)	$(1,658,746)

Weighted average common shares outstanding	12,417,757	98,064	4,491,691	84,653
Dilutive effect of convertible debt	-	-	-	-
Dilutive effect of common stock warrants	-	-	-	-
Dilutive effect of common stock options	-	-	-	-
Weighted average shares outstanding for diluted net loss per share	12,417,757	98,064	4,491,691	84,653

Loss per common share, basic and diluted	$(16.80)	$(5.43)	$(47.20)	$(19.59)

For the three and nine months ended September 30, 2025, the weighted average common shares outstanding included 1,555,574 shares of common stock underlying pre-funded warrants which have a nominal exercise price.

The outstanding securities that were excluded from the computation of diluted loss per share attributable to common stockholders for the periods presented was because including them would have been antidilutive are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Stock options	1,195,352	3,299	1,195,352	3,299
Warrants	7,022,523	398,327	7,022,523	398,327
Convertible debt, net of discount	15,741,019	-	15,741,019	-
Total	23,958,894	401,626	23,958,894	401,626

NOTE 11 – SERIES B CONVERTIBLE PREFERRED STOCK

On September 29, 2024, the Company entered into an Asset Purchase Agreement with Elray Resources, Inc. (“Elray”). Pursuant to the Asset Purchase Agreement, Elray agreed to sell us certain source code and intellectual property relating to a “back-end technology platform” which is a key component of creating an online blockchain casino (the “Purchased Assets”) in consideration for 1,000,000 shares of then newly designated Series B Convertible Preferred Stock (the “Preferred Stock”, and the shares of common stock issuable upon conversion thereof, the “Conversion Shares”) and warrants to purchase 300,000 shares of common stock of the Company (the “Purchase Warrants” and the shares of common stock issuable upon exercise thereof, the “Purchase Warrant Shares”).

On September 30, 2024, in contemplation of the closing of the transactions contemplated by the Purchase Agreement, and pursuant to the power provided to the Company by the Certificate of Incorporation of the Company, as amended, the Company’s Board of Directors (the “Board”) approved the adoption of, and filing of, a Certificate of Designations of the Company. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock (the “Series B Designation”), which was filed with, and became effective with, the Secretary of State of Delaware on the same date. The Series B Designation designated 1,000,000 shares of Series B Convertible Preferred Stock which were issued to Elray on September 30, 2024. The Series B Designation designated 1,000,000 shares of Series B Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $17.30 per share.

The purchase of the Purchased Assets closed on September 30, 2024.

Based on the terms of the Series B Convertible Preferred Stock and the Purchase Agreement, and in accordance with FASB ASC 480-10, at issuance, the Series B Convertible Preferred Stock was accounted for as a liability due to the variable number of shares issuable under the agreement pursuant to the conversion terms, with an initial value of $2,772,695. The Company estimated the fair value of the Series B Convertible Preferred Stock based on the market value of the underlying common shares into which the Series B Convertible Preferred stock is convertible into at the transaction date, and an estimated fair value of the liquidation preference using option pricing models for scenarios of the liquidation preference being in effect or conversion of the Series B Convertible Preferred Stock by the holder. The Company recognized a gain/loss on the change in fair value of the Series B Convertible Preferred Stock of $1,577,305 during the year ended December 31, 2024. On December 27, 2024 (the “Stockholder Approval Date”), the Conversion Rate (defined below) was fixed at 0.1318 or 131,800 total shares of common stock. As a result, the fair value of the Series B Convertible Preferred Stock was reclassified within shareholders’ equity.

The Purchase Warrants have an exercise price of $16.80 per share, the closing stock price of the Company’s common stock on the last trading day prior to the parties’ entry into the Purchase Agreement (as adjusted for the Reverse Stock Split), and a term of seven years (through September 30, 2031). The Purchase Warrants also provide for cashless exercise rights. No shares of common stock may be issued upon exercise of the Purchase Warrants until or unless the Company has received approval from its stockholders for the issuance of such shares of common stock upon exercise of the Purchase Warrants, which was received in December 2024.

On March 27, 2025, Elray Resources, Inc., the sole holder of the Series B Convertible Preferred Stock of the Company converted all 1,000,000 outstanding shares of Series B Convertible Preferred Stock of the Company into 131,800 shares of common stock (0.1318 shares of common stock for each share of Series B Convertible Preferred Stock converted), in accordance with the terms of such preferred stock and the optional conversion right set forth therein.

On July 27, 2025, the Purchase Warrants were exercised in full. See Note 13.

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

Conversion Rights. None prior to Stockholder Approval. After Stockholder Approval, at the option of the holder(s) thereof, each share of Series B Convertible Preferred Stock is convertible into a number of shares of common stock of the Company as equals the Conversion Rate. The “Conversion Rate” was initially 0.0685 (or 68,500 shares in aggregate, which would represent 40% of the Company’s then outstanding shares of common stock), as equitably adjusted, as applicable for stock splits and recapitalizations; provided that if at any time after the original issuance date of the Series B Convertible Preferred Stock and prior to the Stockholder Approval Date, the Company shall actually issue any additional shares of common stock of the Company (each a “Dilutive Issuance”), the Conversion Rate shall be increased to a value equal to (x)(i) the total outstanding shares of common stock (“Total Outstanding Shares”) on the date immediately following such Dilutive Issuance, divided by (ii) 60%, minus (iii) the Total Outstanding Shares on the date immediately following such Dilutive Issuance, divided by (y) 1,000,000, rounded to the thousands place, as equitably adjusted, as applicable for stock splits and recapitalizations (each a “Dilutive Adjustment”); provided that in no event will the Conversion Rate be greater than ten. The effect of any change in the Conversion Rate shall not be retroactive and shall only apply for conversions of Series B Convertible Preferred Stock following the date of any Dilutive Adjustment. The Conversion Rate is designed to result in the holders of the Series B Convertible Preferred Stock receiving 40% of the then outstanding shares of common stock upon conversion of the Series B Convertible Preferred Stock, subject to a maximum of 10 million shares of common stock, and further subject to such conversion ratio being fixed upon Stockholder Approval. The Conversion Rate of the Series B Convertible Preferred Stock was fixed at 0.1318 or 131,800 total shares of common stock on December 27, 2024, the Stockholder Approval Date.

Based on the terms of the Series B Convertible Preferred Stock and the Purchase Agreement, and in accordance with FASB ASC 480-10, the Series B Convertible Preferred Stock was accounted for as a liability at its issuance date due to the variable number of shares issuable under the agreement pursuant to the conversion terms, with an initial fair value of $2,772,695. On the Stockholder Approval Date, the Conversion Rate was fixed at 0.1318 or 131,800 total shares of common stock. As a result, the estimated fair value of the Series B Convertible Preferred Stock of $4,350,000 was reclassified within shareholders’ equity. During the three months ended March 31, 2025, the Series B Convertible Preferred Stock was fully converted into 131,800 shares of common stock.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of September 30, 2025.

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

Pursuant to the terms of the AmTrust Settlement Agreement, the Company agreed to (i) pay AmTrust a cash payment of $250,000 (the “Settlement Sum”) within 20 days of the Effective Date, which has been paid to date, and (ii) issue AFSI 50,971 shares of the Company’s common stock (the “AmTrust Settlement Shares”), within three business days of the Effective Date, which have been issued to date. The AmTrust Settlement Shares had a fair value of $441,406 (the “Shares Value”), based on the closing price of the Company’s common stock on the Effective Date, and are subject to customary anti-dilution protections, including adjustments for stock splits, combinations, and stock dividends. The Company recognized a loss on settlement of $691,406 included within general and administrative expenses on the consolidated statements of operations for the nine months ended September 30, 2025 relating to the AmTrust Settlement Agreement.

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

Elray and Luxor Settlement Agreement

On April 28, 2025, the Company entered into a Settlement and Mutual Release Agreement (the “Elray Settlement Agreement”) with Elray, and Luxor Capital, LLC (“Luxor”). Elray and Luxor are both controlled by Anthony Brian Goodman, the father of the Company’s then director, Jay Goodman. The Elray Settlement Agreement and related arrangements discussed below resolved certain disputes which had arisen between the parties relating to among other things, certain potential acquisitions.

Pursuant to the Elray Settlement Agreement: (a) the Company agreed to acquire all 131,800 of the shares of its common stock (the “Elray Shares”) held by Elray, which were issued in March 2025, upon the conversion of 1,000,000 shares of Series B Convertible Preferred Stock which Elray then held (representing 23.1% of the Company’s then outstanding shares of common stock), in exchange for an aggregate settlement payment of $1 million, consisting of (i) $350,000 payable to Elray within five business days of the Elray Settlement Agreement (the “Elray Payment”), which has been paid to date, and (ii) $650,000 payable to Luxor (“Luxor Payment”). Amounts due to Luxor will be payable by way of 20% of the proceeds raised by the Company in future capital raises until paid in full, but shall be paid no later than April 28, 2026 which payments have been paid to date); and (b) the Company, Elray, and Luxor exchanged mutual general releases from claims arising from prior negotiations and agreements, with limited exceptions for obligations under the Elray Settlement Agreement and confidentiality requirements.

In connection with the settlement, Elray agreed to deliver five stock powers authorizing cancellation of the Elray Shares, to be held in escrow and released proportionally at the option of the Company, as settlement payments are made, with all remaining shares canceled once the full amounts of the Elray Payment and Luxor Payment are made. The stock powers are to be released in tranches, with the stock power relating to the initial 46,130 Elray Shares eligible to be released from escrow upon payment of the Elray Payment, and the remaining four stock powers, each providing for the transfer of 21,418 shares, to be released upon the payment by the Company to Luxor of each additional $162,500. During the three months ended September 30, 2025 the Elray Shares were returned to the Company and cancelled.

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

The Elray Settlement Agreement also required Elray to enter into a Voting Agreement with the Company. Pursuant to the Voting Agreement, which was entered into on April 28, 2025, by Elray, the Company, and Blair Jordan, the Company’s then Chief Executive Officer, solely for the benefit of the Company, Elray agreed to vote any Elray Shares which it continued to hold, as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to April 28, 2026. In order to enforce the terms of the Voting Agreement, and solely for the benefit of the Company, Elray provided Mr. Jordan (or his assigns) an irrevocable voting proxy to vote the Elray Shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders.

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

On February 5, 2025, the Company entered into a First Amendment to Separation and Release Agreement with Dr. Woody (the “First Amendment”). Pursuant to the First Amendment, Dr. Woody agreed to amend the terms of the Woody Separation Agreement, to terminate the prior requirement of the Company to pay the Future Contingent Payment. Instead, pursuant to the First Amendment, Dr. Woody agreed to accept $60,000 in shares of restricted common stock of the Company (or 4,317 shares of common stock, based on the closing sales price of the Company’s common stock on February 5, 2025, which closing price was $13.90 per share, the “Separation Shares”), in lieu of the Future Contingent Payment which obligation was terminated. The Separation Shares include piggyback registration rights for a resale registration statement relative to the Separation Shares for a period of six (6) months.

The First Amendment also required Dr. Woody to enter into a Voting Agreement with the Company. Pursuant to the Voting Agreement, which was entered into on February 5, 2025, by Dr. Woody, the Company, and Blair Jordan, the Company’s Chief Executive Officer, solely for the benefit of the Company, Dr. Woody agreed to vote the Separation Shares as recommended by the Board of Directors of the Company, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to February 5, 2026; the date after August 5, 2025, that Dr. Woody has sold all of the Separation Shares; or the date that the Company terminates the Voting Agreement. In order to enforce the terms of the Voting Agreement, and solely for the benefit of the Company, Dr. Woody provided Mr. Jordan (or his assigns) an irrevocable voting proxy to vote the Separation Shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders. The Voting Agreement also provides a restriction on Dr. Woody’s sale or transfer of any of the Separation Shares until August 5, 2025. The Voting Agreement expired pursuant to its terms on August 21, 2025.

Former Chief Executive Officer and Consulting Agreement

On February 20, 2025, the Company entered into an Executive Consulting Agreement with Mr. Blair Jordan dated February 21, 2025, and Blair Jordan Strategy and Finance Consulting Inc. (an entity owned by Mr. Jordan) (“Jordan Consulting” and the “February 2025 Jordan Agreement”). The February 2025 Jordan Agreement replaced and superseded a prior consulting agreement between the parties. On June 17, 2025, the Company entered into an Amended and Restated Executive Consulting Agreement with Mr. Jordan, and Jordan Consulting, dated June 17, 2025 (as amended from time to time, the “Jordan Agreement”). The Jordan Agreement replaced and superseded the February 2025 Jordan Agreement.

The Jordan Agreement provided for Mr. Jordan to act as Chief Executive Officer of the Company, and to be paid $240,000 per year in consideration for services rendered to the Company (the “Fee”), which Fee shall increase to $350,000 per year in the event the Company completes any material transaction.

The agreement also allowed the Company to pay Mr. Jordan or Jordan Consulting an incentive bonus of up to 100% (but not less than 50% (pursuant to the amended terms)) of the Fee per year, in the form of cash or equity, in the discretion of the Compensation Committee and the Board. Any additional bonus payments in 2025, if any, and subsequent bonus payments in 2026 and 2027 from the Company to Mr. Jordan or Jordan Consulting, if any, will be based on criteria to be determined by the Compensation Committee of the Board. The Board and Compensation Committee may also pay Mr. Jordan or Jordan Consulting bonuses from time to time in cash or equity, in their sole discretion, with any bonus earned being paid by March 15th of the year following the date it is earned.

The Company also agreed to grant 16,000 shares of restricted common stock to Jordan Consulting under the Company’s Third Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (the “Incentive Plan”), with such shares evidenced and documented by a Notice of Restricted Stock Grant and Restricted Stock Grant Agreement entered into between Jordan Consulting and the Company, and subject to vesting as follows: (a) 8,000 shares vest on January 1, 2026, subject to Jordan Consulting and Mr. Jordan’s continued service to the Company on such vesting date; and (b) 8,000 shares vest on December 31, 2026, subject to Jordan Consulting and Mr. Jordan’s continued service to the Company on such vesting date, provided that the Board of Directors accelerated the vesting of all such shares on June 17, 2025. The Company recognized $204,800 of stock-based compensation related to these shares during the nine months ended September 30, 2025.

On September 4, 2025, Mr. Blair Jordan, the then Chief Executive Officer of the Company, and Jordan Consulting entered into a Separation and Release Agreement with the Company (the “Jordan Separation Agreement”).

Pursuant to the Jordan Separation Agreement, the Company agreed to (a) pay Jordan Consulting $1,350,000 in cash, which would be the amount payable to Jordan Consulting pursuant to the terms of the Jordan Agreement, as amended, in the event the Board of Directors of the Company decided that Mr. Jordan should step down from the role of Chief Executive Officer of the Company, and such departure was not considered a termination for just cause by the Company or a resignation for good reason by Mr. Jordan under the Jordan Consulting Agreement; (b) execute an assignment in order to transfer any and all rights and ownership to the design or domain of “Volaro” to Jordan Consulting; and (c) confirm that certain of Jordan Consulting’s options that have been granted were fully vested subject to stockholder approval.

Under the Jordan Separation Agreement, Mr. Jordan, Jordan Consulting and the Company, provided each general releases; the Company agreed to continue to indemnify and hold Mr. Jordan and Jordan Consulting harmless against any claims relating to the performance of the Jordan Consulting Agreement; and Mr. Jordan and Jordan Consulting agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement (which were mutual), and cooperation covenants.

Executive Employment Agreement with McAndrew Rudisill

On September 15, 2025, the Company entered into an Executive Employment Agreement with Mr. McAndrew Rudisill, the Company’s Chief Executive Officer and Executive Chairman (the “Rudisill Employment Agreement”).

Pursuant to the Rudisill Employment Agreement, the Company agreed to continue to engage Mr. Rudisill as Chairman of the Board and Chief Executive Officer of the Company, during the term of the agreement, which continues until the earlier of (i) Mr. Rudisill providing the Company 30 days written notice of his termination of the Rudisill Employment Agreement, or (ii) December 31, 2028; subject to up to two additional years of automatic renewals, if neither party provides the other intent of its non-renewal prior to December 31, 2028 or if automatically renewed, December 31, 2029.

In consideration for agreeing to provide services under the Rudisill Employment Agreement, we agreed: (a) to pay Mr. Rudisill a base salary of $450,000 per year, with such amount to be reviewed by the Board with the recommendation of the Compensation Committee, at least annually, and may be increased if the Board deems appropriate; (b) that Mr. Rudisill would be eligible to earn an annual discretionary bonus as established by the Board or Compensation Committee, which may consist of restricted stock units (RSUs) and/or cash payments; and (c) that Mr. Rudisill would be entitled to a change of control payment, equal to two percent (2%) of the greater of (i) the market capitalization of the Company on the closing date of a Change in Control (as defined below) or (ii) the total enterprise value (defined by the Company’s market capitalization on the closing date of a Change of Control, plus all outstanding debt, less cash). This Change in Control payment may consist of both RSU’s and/or cash, as determined by the Board or Compensation Committee. For the purposes of the Rudisill Employment Agreement, a “Change in Control” means either (i) a merger or consolidation involving the Company (or one of its subsidiaries where the Company issues shares), unless the transaction is solely for changing the Company’s domicile or results in the Company’s stockholders retaining more than 50% of the voting power in the surviving or parent corporation immediately after the transaction, or (ii) the sale, lease, transfer, exclusive license, or other disposition of all or substantially all of the Company’s or its subsidiaries’ assets or equity, including through the sale or disposition of subsidiaries holding substantially all such assets, except where the transfer is to a wholly-owned subsidiary, provided that transactions carried out principally for bona fide equity financing purposes, where the Company receives cash or debt is cancelled or converted (or a combination thereof), will not constitute a Change in Control.

Separately, upon termination of the Rudisill Employment Agreement for any reason, the Company must promptly, and no later than 30 days after termination (or sooner if required by law), pay Mr. Rudisill (or his surviving spouse or estate) a lump sum covering any portion of his then current salary due through the termination date and reimbursement of eligible expenses incurred. Additionally, if Mr. Rudisill has been employed for more than 12 months, he will also receive a severance payment equal to two times his base salary at the time of termination. In addition, if his employment ends within 36 months of the start date (September 15, 2025), he will receive a payment, payable in stock and/or cash as determined by the Board, equal to the greater of (a) 1% of the Company’s market capitalization; or (b) 1% of the total enterprise value (market capitalization plus debt, less cash) of the Company, at the time of termination. Payment of these severance benefits are conditioned on Mr. Rudisill executing a general release of claims against the Board relating to his employment or service with the Company.

The Rudisill Employment Agreement also contains customary confidentiality obligations and work made for hire language. In addition, Mr. Rudisill is eligible to receive certain employee benefits, including profit sharing, medical, disability and life insurance plans and programs, that are established and made generally available by the Company from time to time to its employees, subject, however, to the applicable eligibility requirements and other provisions of such plans and programs (including, without limitation, requirements as to position, tenure, location, salary, age and health).

Notwithstanding the terms of the Rudisill Employment Agreement, as discussed above, the Board and/or Compensation Committee may from time to time, in their discretion, increase Mr. Rudisill’s base salary or award discretionary bonuses to Mr. Rudisill, which may take the form of cash consideration or equity.

The Rudisill Employment Agreement superseded the offer letter previously provided to Mr. Rudisill to serve on the Company’s Board of Directors.

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

On July 12, 2025, and effective July 31, 2025, the Company, Mr. Van Lent and EVL Consulting entered into a First Amendment to Consulting Agreement, which amended the EVL Consulting Agreement to (a) extend the term of such agreement through December 31, 2025; and (b) increase the termination fee to $25,000.

The Company has the right to terminate the EVL Consulting Agreement at any time, provided that it pays EVL Consulting $25,000 upon such termination, payable within 60 days of such termination date.

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

A total of 100,000 shares of common stock are reserved for awards under the 2025 Plan.

2025 Supplemental Option Plan

On July 29, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, adopted the Company’s 2025 Supplemental Option Incentive Plan (the “2025 Supplemental Plan”). Notwithstanding such adoption, in accordance with the rules of The Nasdaq Capital Market, following the date of adoption, but prior to the Shareholder Approval Date (as defined below), (i) no stock options granted thereunder could be exercised, and (ii) if stockholder approval for the 2025 Supplemental Plan was not received, the 2025 Supplemental Plan was to be unwound, and the outstanding stock options granted thereunder cancelled.

The 2025 Supplemental Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to the terms of the 2025 Supplemental Plan (including as discussed above and any limitations provided by federal or state securities laws), to receive (i) incentive stock options (to eligible employees only); or (ii) nonqualified stock options. Incentive stock options granted under the 2025 Supplemental Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Nonqualified (non-statutory stock options) granted under the 2025 Supplemental Plan are not intended to qualify as incentive stock options under the Code.

A total of 919,761 shares of common stock are reserved for awards under the 2025 Supplemental Plan.

2025 Supplemental Option Plan Option Grants

Effective July 29, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved (i) the grant of stock options to purchase 390,898 shares of common stock to Blair Jordan, the then Chief Executive Officer of the Company; (ii) the grant of stock options to purchase 390,898 shares of common stock to Ryan Smith, the Lead Director of the Company; (iii) the grant of stock options to purchase 91,976 shares of common stock to Stephen Shoemaker, a then independent member of the Board of Directors of the Company; and (iv) the grant of stock options to purchase 45,988 shares of common stock to the Company’s outside legal counsel (collectively, the “2025 Supplemental Plan Options”).

The 2025 Supplemental Plan Options were granted under the 2025 Plan and have a term of ten (10) years, subject in all cases to the terms and conditions of the 2025 Plan and the award agreements entered into to evidence such grants. The 2025 Supplemental Plan Options have an exercise price of $29.20 per share, which was $0.10 above the closing sales price of the Company’s common stock on The Nasdaq Capital Market on July 28, 2025.

Accelerated Vesting of Executive Award

Effective June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the accelerated vesting of 16,000 shares of restricted common stock originally issued to Jordan Consulting for Blair Jordan, the Company’s Chief Executive Officer, in February 2025, which were to vest at the rate of 1/2 of such shares on each of January 1, 2026 and December 31, 2026, subject to Mr. Jordan’s continued service to the Company, and instead provided for such shares to vest in full as of June 17, 2025.

Executive Option Grants

Effective June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the grant of stock options to certain individuals, including awards to the following named executive officers: (a) Jordan Consulting for Blair Jordan, the Chief Executive Officer of the Company (options to purchase 41,000 shares); and (b) Eric R. Van Lent, the Chief Accounting Officer of the Company (options to purchase 2,500 shares), each in consideration for services rendered and to be rendered to the Company.

The options were granted under the 2025 Plan and have a term of ten years, subject in all cases to the terms and conditions of the 2025 Plan and the award agreements entered into to evidence such grants, and each officer’s continued service with the Company. The options vest at the rate of 1/2 of such options on each of the six and twelve month anniversaries of the grant date. The options have an exercise price of $9.29 per share, the closing sales price of the Company’s common stock on the Nasdaq Capital market on June 17, 2025.

Executive Restricted Stock Awards

Effective on June 17, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, 16,758 shares of restricted common stock to Jordan Consulting for Blair Jordan, Chief Executive Officer of the Company and 817 shares of restricted common stock to Eric R. Van Lent, Chief Accounting Officer of the Company, which vest at the rate of 1/2 of such shares on each of the six and twelve month anniversaries of the grant date, subject to such persons continued service to the Company on the applicable vesting dates. The grants were evidenced by Notice of Restricted Stock Grants and Restricted Stock Grant Agreements entered into between the Company and each recipient. The grants were made under, and subject to the terms of, the Company’s Third Amended and Restated 2022 Omnibus Incentive Plan (the “2022 Plan”).

Accelerated Vesting of Prior Awards

Effective June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the accelerated vesting of 6,500 shares of Restricted Common Stock held by each of Stephen H. Shoemaker, Dr. Lawrence Steinman and Ryan Smith, each non-executive members of the Board of Directors, and 3,000 shares of Restricted Common Stock issued to the Company’s outside legal counsel, which were to vest at the rate of 1/2 of such shares on each of July 1, 2025 and December 31, 2025, subject to such persons continued service to the Company and provided instead for such shares to vest in full as of June 17, 2025.

Non-Executive Director Option Awards

Effective June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the grant of stock options to the non-executive members of the Board of Directors as follows: Ryan Smith, Lead Director, options to purchase 25,500 shares of common stock; Stephen H. Shoemaker, director, options to purchase 16,500 shares of common stock; and Dr. Lawrence Steinman, director, options to purchase 11,000 shares of common stock, each in consideration for services rendered and to be rendered to the Company.

The options were granted under the 2022 Plan and have a term of ten years, subject in all cases to the terms and conditions of the 2022 Plan and the award agreements entered into to evidence such grants, and each director’s continued service with the Company.  The options vest at the rate of 1/2 of such options in each of the six and twelve month anniversaries of the grant date.  The options have an exercise price of $9.29 per share, the closing sales price of the Company’s common stock on the Nasdaq Capital market on June 17, 2025.

Attorney Compensation Option Award

Effective on June 17, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, approved the grant of stock options to purchase 3,500 shares of common stock to the Company’s outside legal counsel, in consideration for services rendered and to be rendered to the Company. The options were granted under the 2025 Plan and have a term of ten years, subject in all cases to the terms and conditions of the 2025 Plan and the award agreement entered into to evidence such grant, and the recipient’s continued service with the Company.  The options vest at the rate of 1/2 of such options in each of the six and twelve month anniversaries of the grant date.  The options have an exercise price of $9.29 per share, the closing sales price of the Company’s common stock on the Nasdaq Capital market on June 17, 2025.

Non-Executive Director Restricted Stock Awards

Effective on June 17, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, 10,218 shares of restricted common stock to Ryan Smith, Lead Director, 6,744 shares of restricted common stock to Stephen H. Shoemaker, director, and 4,496 shares of common stock to Dr. Lawrence Steinman, director, which vest at the rate of 1/2 of such shares on each of the six and twelve month anniversaries of the grant date, subject to such persons continued service to the Company on the applicable vesting dates (the “June 2025. The grants were evidenced by Notice of Restricted Stock Grants and Restricted Stock Grant Agreements entered into between the Company and each recipient. The grants were made under, and subject to the terms of, the 2022 Plan.

Attorney Compensation Restricted Stock Award

Effective on June 17, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, 1,839 shares of restricted common stock to the Company’s outside legal counsel, which vest at the rate of 1/2 of such shares on each of the six and twelve month anniversaries of the grant date, subject to such person’s continued service to the Company on the applicable vesting dates. The grant was evidenced by a Notice of Restricted Stock Grant and Restricted Stock Grant Agreement entered into between the Company and the recipient. The grant was made under, and subject to the terms of, the 2022 Plan.

Accelerated Vesting

On July 29, 2025, the Board, with the recommendation of the Compensation Committee of the Board, Effective on July 11, 2025 and July 12, 2025, the Board of Directors of the Company, approved the accelerated vesting of the shares and options, respectively, granted on June 17, 2025, which vested in full on such dates. The Company recognized additional stock-based compensation of $348,019 related to the acceleration of vesting.

2025 Supplemental Option Plan Grants

On July 29, 2025, the Board, with the recommendation of the Compensation Committee of the Board, approved (i) the grant of stock options to purchase 390,898 shares of common stock to Blair Jordan, the then Chief Executive Officer of the Company; (ii) the grant of stock options to purchase 390,898 shares of common stock to Ryan Smith, the Lead Director of the Company; (iii) the grant of stock options to purchase 91,976 shares of common stock to Stephen Shoemaker, a then member of the Board; and (iv) the grant of stock options to purchase 45,988 shares of common stock to the Company’s outside legal counsel  with an exercise price of $29.20 per share pursuant to the 2025 Supplemental Option Incentive Plan. If stockholder approval for the 2025 Supplemental Plan was not received, the 2025 Supplemental Option Incentive Plan was to be unwound, and the outstanding options cancelled; however, such plan was subsequently approved by stockholders.

2025 Second Supplemental Option Plan Grants

Effective August 8, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved (i) the grant of stock options to purchase 77,104 shares of common stock to Blair Jordan, the Chief Executive Officer of the Company at such time; (ii) the grant of stock options to purchase 77,104 shares of common stock to Ryan Smith, the Lead Director of the Company; (iii) the grant of stock options to purchase 18,142 shares of common stock to Stephen Shoemaker, a then independent member of the Board; and (iv) the grant of stock options to purchase 9,077 shares of common stock to the Company’s outside legal counsel. The options were granted pursuant to the Company’s 2025 Second Supplemental Option Incentive Plan. The options were granted at an exercise price of $30.10 per share. If stockholder approval is not received, the 2025 Second Supplemental Option Incentive Plan shall be unwound, and the outstanding options cancelled. If stockholder approval for the 2025 Supplemental Plan was not received, the 2025 Supplemental Option Incentive Plan was to be unwound, and the outstanding options cancelled; however, such plan was subsequently approved by stockholders.

RSU Grant

Effective on August 8, 2025, the Board, with the recommendation of the Compensation Committee, approved the grant of 33,333 restricted stock units (“RSUs”) to an employee of the Company, in consideration for services rendered, which vest at the rate of ½ of the RSUs on each of the first and second anniversaries of the grant date, subject to the recipient’s continued service with the Company on such vesting dates. The RSUs were granted under the Company’s 2022 Omnibus Incentive Plan, as amended.

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

NOTE 13 - STOCKHOLDERS’ (DEFICIT) EQUITY

Reverse Stock Splits

On October 14, 2025, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, in a ratio of 1-for-10, effective as of 12:01 a.m. Eastern Standard Time on October 20, 2025 (then “Reverse Stock Split”). Accordingly, each holder of common stock owned fewer shares of common stock as a result of the Reverse Stock Split. However, the Reverse Stock Split affected all holders of common stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholders’ ownership of common stock due to the treatment of fractional shares in the Reverse Stock Split. Therefore, voting rights and other rights and preferences of the holders of common stock were not affected by the Reverse Stock Split (other than as a result of the treatment of fractional shares, which were repurchased for cash by the Company). Common stock issued pursuant to the Reverse Stock Split remained fully paid and nonassessable, without any change in the par value per share.

No fractional shares were issued as a result of the Reverse Stock Split. Instead, each stockholder received a cash payment equal to the fraction of which such stockholder was otherwise entitled multiplied by the closing price per share of the common stock on the last trading day prior to the Effective Time as reported by Nasdaq (as adjusted to give effect to the Reverse Stock Split). The common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market on October 20, 2025. No change was made to the trading symbol for the Company’s shares of common stock or public warrants (since expired), “ETHZ” and “ETHZW”, respectively, in connection with the Reverse Stock Split.

In addition, the number of shares of common stock issuable upon exercise of stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plans), and the number of shares of common stock issuable upon exercise of warrants were proportionately adjusted, using the 1-for-10 ratio. In addition, the exercise price for each outstanding stock option and warrant was increased in inverse proportion to the 1-for-10 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee or warrant holder to the Company for the shares subject to the option or warrant will remain approximately the same as the aggregate exercise price prior to the Reverse Stock Split, subject to the terms of such securities.

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

On February 16, 2024, the Company’s Board approved a reverse stock split of the Company’s common stock at a ratio of 1-for-19 (the “2024 Reverse Stock Split” and together with the Reverse Stock Split, the “Reverse Stock Splits”). The 2024 Reverse Stock Split was effective on February 28, 2024 and the shares of the Company’s common stock began trading on Nasdaq on a post-split basis on February 28, 2024.

In addition, the number of shares of common stock issuable upon exercise of stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plans), and the number of shares of common stock issuable upon exercise of warrants were proportionately adjusted, using the 1-for-19 ratio. In addition, the exercise price for each outstanding stock option and warrant was increased in inverse proportion to the 1-for-19 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee or warrant holder to the Company for the shares subject to the option or warrant will remain approximately the same as the aggregate exercise price prior to the 2024 Reverse Stock Split, subject to the terms of such securities.

The rights and privileges of the holders of shares of common stock are substantially unaffected by the Reverse Stock Splits.

All share and per share data in the accompanying condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effect of the Reverse Stock Splits.

Shares issued for Services

On March 7, 2025, the Compensation Committee and the Board approved the grant of 6,500 shares of restricted common stock to each of the current non-executive members of the Board of Directors as long-term compensation which shall vest to the holders thereof at the rate of ½ of such shares on each of July 1, 2025 and December 31, 2025, subject to continued service with the Company on such vesting dates. The Company also granted 3,000 shares of restricted common stock to an attorney which shall vest to the holder thereof at the rate of ½ of such shares on each of July 1, 2025 and December 31, 2025, subject to continued service with the Company on such vesting dates. Effective June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the accelerated vesting of 6,500 shares of Restricted Common Stock held by each of Stephen H. Shoemaker, Dr. Lawrence Steinman and Ryan Smith, each non-executive members of the Board of Directors, which were to vest at the rate of 1/2 of such shares on each of July 1, 2025 and December 31, 2025, subject to such persons continued service to the Company, as well as 3,000 shares of restricted common stock to an attorney which were to vest to the holder thereof at the rate of ½ of such shares on each of July 1, 2025 and December 31, 2025, subject to continued service with the Company on such vesting dates, and provided instead for such shares to vest in full as of June 17, 2025. The Company recognized an aggregate of $577,584 of stock-based compensation related to these shares during the six months ended June 30, 2025.

Effective on June 17, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, (a) 16,758 shares of restricted common stock issue to Jordan Consulting for Blair Jordan, Chief Executive Officer of the Company; (b) 817 shares of restricted common stock issued to Eric R. Van Lent, Chief Accounting Officer of the Company; (c) 10,218 shares of restricted common stock issued to Ryan Smith, Lead Director; (d) 6,744 shares of restricted common stock issued to Stephen H. Shoemaker, director; (e) 4,496 shares of common stock issued to Dr. Lawrence Steinman, director; and (f) 1,839 shares of common stock issued to the Company’s outside legal counsel, which grants were approved by the Board of Directors effective on June 17, 2025. The Company recognized an aggregate of $31,641 of stock-based compensation related to these shares during the six months ended June 30, 2025.

Shares cancelled

On January 30, 2025, the Company cancelled 239 shares previously issued to Tyche Capital LLC.

On June 12, 2025, under the terms of a release agreement, Mr. Jay Goodman, a former director of the Company, confirmed that the 6,500 shares of common stock which he held which were subject to vesting and forfeiture were forfeited in connection with his resignation, and the Company has since canceled such shares.

Shares issued for settlement of liabilities

During the nine months ended September 30, 2025, the Company issued 75,287 share of common stock for the settlement of liabilities. See Note 12 – Commitments and Contingencies.

Conversion of Series B Convertible Preferred Stock

On March 27, 2025, Elray Resources, Inc., the sole holder of the Series B Convertible Preferred Stock of the Company converted all then 1,000,000 outstanding shares of Series B Convertible Preferred Stock of the Company into 131,800 shares of common stock. See Note 8 – Series B Convertible Preferred Stock.

Stock Options

A summary of the option activity during the nine months ended September 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding, January 1, 2025	2,164	$289.34	2.2	$-
Granted	1,201,195	29.96	-	-
Exercised	(8,000)	9.29	-	-
Forfeited	(7)	15,010.00	-	-
Outstanding, September 30, 2025	1,195,352	$30.48	9.83	$-

Exercisable, September 30, 2025	94,157	$14.61	9.83	$-

A summary of outstanding and exercisable stock options as of September 30, 2025 is presented below:

Stock Options Outstanding		Stock Options Exercisable
Exercise	Number of	Weighted Average	Number of
Price	Shares	Remaining Life in Years	Shares
$1,501.00	7	8.9	7
$5,168.00	71	7.9	71
$127.30	79	6.6	79
$32.20	919,764	9.8	-
$30.00	181,431	9.9	-
$19.50	2,000	6.2	2,000
$9.29	92,000	10.0	92,000
	1,195,352	9.83	94,157

On September 15, 2025, Stephen H. Shoemaker resigned as a member of the Board of Directors. In connection with his resignation, the Board, with the recommendation of the Compensation Committee of the Board, approved an extension of the expiration date of options to purchase 165,000 shares of common stock at an exercise price of $0.929 per share (the “Options”), which were previously granted to Mr. Shoemaker, and which, absent such extension, would have expired three months after his resignation, to June 17, 2035, the ten year anniversary of the grant date of such Options. The extension was accounted for as an option modification. The incremental value of the option modification of $141,519 was recorded as an expense

The fair value of stock options granted during the nine months ended September 30, 2025 was estimated using the Black-Sholes option pricing model and the following key assumptions range: 1) volatility of 172.04% - 176.85% ; 2) an expected term of 5.4 years using the plain-vanilla simplified method; 3) dividend yield of 0%; and 4) a risk-free rate of 3.90% - 3.99%. The options had an aggregate fair value of $34,945,873 at the grant date. The Company recognized stock-based compensation expense of $34,055,362 for the three months ended September 30, 2025 and $34,945,873 for the nine months ended September 30, 2025, related to the amortization of stock options; which  is included within general and administrative expenses on the condensed consolidated statements of operations for the three and six-month periods. The Company recognized stock-based compensation expense of $16,456 and $274,826 for the three and nine months ended September 30, 2024, respectively, related to the amortization of stock options; expense of $15,156 and $269,627 is included within general and administrative expenses on the condensed consolidated statements of operations for the three and nine month period.  As of September 30, 2025, there was $0 of unrecognized stock-based compensation expense related to stock options.

Warrants

A summary of the common stock underlying the warrants activity (including both liability and equity classified instruments) during the nine months ended September 30, 2025 is presented below:

	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2025	613,350	$13.06	5.1	$1,028,044
Granted	7,213,934	25.72	-	-
Exercised	(804,744)	13.23	-	-
Expired	(17)	2,006.40	-	-
Outstanding, September 30, 2025	7,022,523	$32.30	-	$3,733,378

Exercisable, September 30, 2025	7,022,523	$32.30	-	3,733,378

A summary of outstanding and exercisable common stock underlying the warrants as of September 30, 2025 is presented below:

Common Stock Underlying Warrants Outstanding		Common Stock Underlying Warrants Exercisable
Exercise	Number of	Weighted Average	Number of
Price	Shares	Remaining Life in Years	Shares
$43,700.00	1,581	0.0	1,581
$34.45	907,115	0.0	907,115
$32.30	405	0.0	405
$27.50	4,557,233	4.8	4,557,233
$26.50	540	0.7	540
$22.80	75	0.0	75
$0.01	1,555,574	0.0	1,555,574
	7,022,523	0.0	7,022,523

On July 27, 2025, Elray Resources, Inc., the holder of warrants to purchase 300,000 shares of Common Stock with an exercise price of $16.80 per share (the “Elray Warrants”), exercised all of such Elray Warrants on a cashless basis and was issued a net of 132,000 shares of Common Stock, after surrendering 168,000 warrant shares to the Company for cancellation in order to pay the aggregate exercise price in connection therewith, based on a fair market value of Common Stock on July 27, 2025, of $30.00 per share.

Securities Purchase Agreement

On July 29, 2025, the Company entered into a securities purchase agreement (the “SPA”) with certain accredited institutional investors (the “Purchasers”) pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement an aggregate of (i) 14,288,217 shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at an offering price of $26.50 per share (the “Stock Purchase Price”), and (ii) $26.499 per pre-funded warrant (collectively, the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,749,585 shares of Common Stock (the “Pre-Funded Warrant Shares”) (together, the “Private Placement”). The SPA provides that no Purchaser, together with its affiliates or anyone acting as a group with such purchaser, may beneficially own in excess of 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of the shares of Common Stock and/or Pre-Funded Warrants to such person on the Closing Date (as defined below). Pursuant to the SPA, the Purchasers could elect to pay the total purchase amount due for their Common Stock and Pre-Funded Warrants, in either cash, ETH (determined by dividing the aggregate purchase price payable, by the spot exchange rate for ETH on the business day immediately preceding the execution of the Purchase Agreement) or any combination thereof. The Company received aggregate ETH holdings of 41,685.60 ETH, with a value under the SPA of $171,287,512. The Company received gross cash proceeds of $253,712,496 and paid fees and commissions of $1,681,000 which were reflected as costs of capital. The Company also issued 322,643 shares of common stock to a the placement agent.

The unfunded exercise price of each Pre-Funded Warrant will equal $0.0001 per underlying Pre-Funded Warrant Share. The exercise price and the number of shares of Common Stock issuable upon exercise of each Pre-Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Common Stock. The Pre-Funded Warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the Pre-Funded Warrants are fully exercised. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof (together with its affiliates or anyone acting as a group with such holder) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving prior written notice to the Company (61 days’ notice for increases), but not to any percentage in excess of 19.99%.

Strategic Advisor Agreements and Warrants

On July 29, 2025, and in connection with the launch of the Company’s digital asset treasury strategy, the Company entered into a Strategic Advisor Agreement with each of Pink Sands Group, LLC, Cyber, Moode LLC, Moon Cat, LLC, Zorba Investments LLC, Purple Poseidon LLC, Tentacle Holdings LLC, PCAO LLC, Johnny Foxtrot LLC and New Island Advisors LLC (collectively, the “Strategic Advisors” and the “Strategic Advisor Agreements”). Pursuant to the Strategic Advisor Agreements, the Strategic Advisors agreed to provide the Company advice from time to time regarding the ETH treasury strategy, including on ETH purchase and staking strategies and such other areas as may be mutually determined by the Strategic Advisor and the Company from time to time (the “Services”). In consideration for agreeing to provide the Services, the Company granted on the same day the Strategic Advisors warrants to purchase an aggregate of 4,557,233 shares of the Company’s Common Stock (the “Strategic Advisor Warrants”). In the event the Company consummates a debt offering within sixty (60) days of the closing of the August 4, 2025 private placement, the Company agreed to grant additional warrants to purchase shares of the Company’s Common Stock to the Strategic Advisors pursuant to the Strategic Advisor Agreements with an exercise price equal to the greater of (i) the conversion price of such Debt Offering and (ii) the minimum price required by Nasdaq at the time of execution of any such Debt Offering plus $1.25.

The Strategic Advisor Agreements include customary restrictions on the use of confidential information, limits of liability of each party, and customary representations and warranties of the parties. The Strategic Advisor Agreements have a term of 30 months, unless otherwise terminated with the mutual agreement of the parties, or by either party, upon the breach of the agreement by the other, and failure to cure within ten (10) days.

The per share exercise price of each Strategic Advisor Warrant is equal to $27.75, which is $1.25 above the Stock Purchase Price. The exercise price and the number of shares of Common Stock issuable upon exercise of each of the Strategic Advisor Warrants is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Common Stock. The Strategic Advisor Warrants are exercisable any time after Closing in cash or by means of a cashless exercise and will not expire until the date the Strategic Advisor Warrants are fully exercised. The Strategic Advisor Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof (together with its affiliates or anyone acting as a group with such Strategic Advisor) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving prior written notice to the Company (61 days’ notice for increases), but not to any percentage in excess of 19.99%.

In connection with the September 2025 Convertible Notes, the Company granted additional warrants to purchase an aggregate of 907,111 shares of the Company’s Common Stock (the “Subsequent Strategic Advisor Warrants”). The per share exercise price of each Subsequent Strategic Advisor Warrant is equal to $34.45, which is the Conversion Price of the September 2025 Convertible Notes. The exercise price and the number of shares of Common Stock issuable upon exercise of each of the Subsequent Strategic Advisor Warrants is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Common Stock. The Subsequent Strategic Advisor Warrants are exercisable any time in cash or by means of a cashless exercise and will not expire until the date the Subsequent Strategic Advisor Warrants are fully exercised. The Strategic Advisor Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof (together with its affiliates or anyone acting as a group with such Strategic Advisor)

The fair value of the Strategic Advisor Warrants and the Subsequent Strategic Advisor Warrants granted during the nine months ended September 30, 2025 was estimated using the Black-Sholes option pricing model and the following key assumptions range: 1) volatility of 194.3% - 194.37% ; 2) an expected term of 10 years; 3) dividend yield of 0%; and 4) a risk-free rate of 4.27% - 4.34%. The options had an aggregate fair value of $158,216,522 at the grant date which was recognized as stock-based compensation expense for the three months ended September 30, 2025.

In connection with the Private Placement and the Strategic Advisor Agreements, the Company, the Purchasers and the Strategic Advisors (collectively, the “Registration Rights Holders”) have entered into a Registration Rights Agreement (the “Registration Rights Agreement”), providing for the registration for resale of the shares of Common Stock sold pursuant to the SPA and upon exercise of the Pre-Funded Warrants, and the shares of Common Stock issuable upon exercise of the Strategic Advisor Warrants (provided that the Placement Shares (defined below), also have the same registration rights as those securities), pursuant to a registration statement to be filed with the SEC no later than thirty (30) calendar days after the closing date of the sale of the September 2025 Convertible Notes, provided that the Company has agreed to use commercially reasonable efforts to effect such filing within fifteen (15) calendar days after the closing date of the sale of the September 2025 Convertible Notes. The Company has agreed to use reasonable best efforts to cause the Registration Statement to be declared effective as promptly as possible, but in no event later than sixty (60) days after the Closing of the Private Placement (which shall be extended by fifteen (15) days if the SEC shall issue more than one comment letter on the Registration Statement), if the SEC shall review the Registration Statement, or within five (5) business days after the Company is notified that the SEC will not review the Registration Statement or has no further comments thereon. The Company has agreed to keep the Registration Statement continuously effective from the date on which the SEC declares the Registration Statement to be effective until (i) the date on which such Registration Rights Holders shall have resold all the registrable securities covered thereby; and (ii) the date on which the registrable securities may be resold by each Registration Rights Holder without registration and without regard to any volume, holding period or manner-of-sale limitations by reason of Rule 144 of the Securities Act, without the requirement for the Company to be in compliance with the current public information requirement under Rule 144 under the Securities Act or any other rule of similar effect.

Asset Management Agreement

In connection with the Private Placement, at the Closing (the “AMA Effective Date”), the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with Electric Treasury Edge, LLC (the “Asset Manager”). Pursuant to the Asset Management Agreement, the Asset Manager will provide discretionary investment management services with respect to, among other assets (including without limitation certain subsequently raised funds), the majority of the Company’s proceeds from the Private Placement (the “Account Assets”) in accordance with the terms of the Asset Management Agreement. The Asset Manager will pursue a long-bias strategy of digital assets primarily focused on Ethereum (the “ETH Strategy”). The custodians under the Asset Management Agreement will consist of cryptocurrency wallet providers mutually acceptable to the Company and the Asset Manager.

The Company shall pay the Asset Manager a monthly asset-based fee (the “Asset-based Fee”) equal to 2% per annum of the average daily net asset value of the Account Assets under management, payable in advance on the first business day of each calendar month; provided, however, that the minimum Asset-based Fee to be paid to the Asset Manager shall be $2,000,000 per year. Fees are prorated for partial periods. Staked or liquid-staked assets are not treated differently for fee purposes. The Asset Manager will invoice the Company monthly and deduct fees directly from the account. The Asset-based Fee shall be calculated and invoiced to the Company by the Asset Manager in a commercially reasonable manner and in good faith, by reference to relevant prices on Coinbase taken at 12:00 UTC for each relevant day (or if not available, determined by the Asset Manager in a commercially reasonable manner and in good faith by reference to reputable industry sources). The Company also agreed to pay or reimburse the Asset Manager for all reasonable and documented expenses related to the operation of the account, which shall be paid or reimbursed by the Company out of the Account Assets.

The Asset Management Agreement will, unless terminated earlier in accordance with its terms, remain in effect until the fifth anniversary of the AMA Effective Date and shall thereafter automatically renew for successive one-year terms unless either party provides written notice at least thirty (30) days prior to renewal. Beginning on the first anniversary of the AMA Effective Date, the Company may terminate the Asset Management Agreement either (i) without cause upon at least 180 days’ prior written notice, subject to approval by at least eighty percent (80%) of the members of the Company’s board of directors and by at least 66-2/3% of the Company’s shareholders, or (ii) for cause (following an Asset Manager Cause Event) upon at least 60 days’ prior written notice. The Asset Manager may terminate the Agreement beginning on the first anniversary of the AMA Effective Date either (i) without cause upon at least 180 days’ prior written notice, or (ii) for cause (following a Company Cause Event) upon at least 30 days’ prior written notice. “Company Cause Events” include failure to pay fees (not cured within five business days), insolvency, or material breach (not cured within 30 business days, if curable). “Asset Manager Cause Events” include willful misconduct, gross negligence or fraud by the Asset Manager or material breaches that have a material adverse effect on the Company or the Account Assets (not cured within 30 business days, if curable), or insolvency.

If the Asset Management Agreement is terminated by the Company without an Asset Manager Cause Event, or by the Asset Manager for a Company Cause Event, prior to the fifth anniversary of the AMA Effective Date, the Asset Manager is entitled to liquidated damages in an amount equal to 85% of the fees and compensation that would have accrued through the fifth anniversary of the AMA Effective Date. In the event the Asset Management Agreement is terminated for an Asset Manager Cause Event by the Company, the Company shall be entitled to any and all damages and legal remedies arising from or in connection therewith including, but not limited to, direct, indirect, special, consequential, speculative and punitive damages, as well as lost future profits and business in the future.

If the Asset Manager becomes subject to a legal or regulatory order that prohibits it from carrying out its business as contemplated under the Asset Management Agreement, it must suspend performance and notify the Company. The parties have agreed to work together in good faith to amend the Asset Management Agreement or, if amendment is not possible, the Asset Management Agreement may be terminated upon five (5) days’ prior written notice. In such case, the Asset Manager is entitled to receive 100% of all unpaid fees and compensation accrued through the termination date.

Beginning with the AMA Effective Date, the Account Manager shall have the right to provide asset management services with respect to Account Assets that consist of at least 50% of the aggregate value of the Company’s assets until the value of the Company’s assets is $1,000,000,000.

The Company and the Asset Manager have also agreed to negotiate in good faith either a separate and distinct asset management agreement or an amended and restated Asset Management Agreement, which provides for separate services related to the management of investments in securities or commodities with a substantially similar fee schedule, provided that the Asset Manager has obtained all requisite regulatory licenses and approvals necessary to provide such services, and further provided that the parties endeavor to avoid investments that would require the registration of the Company as an investment company under the Investment Company Act of 1940, as amended, which was subsequently entered into between the parties as discussed below.

The Asset Management Agreement includes customary confidentiality and indemnification provisions, representations, warranties and acknowledgements, for an agreement of the size and scope of the Asset Management Agreement.

On September 5, 2025, the Company entered into an Amended and Restated Asset Management Agreement (the “A&R Asset Management Agreement”), which amended and restated the Asset Management Agreement. The A&R Asset Management Agreement makes certain changes to the Asset Management Agreement, including, among other things, the expansion of the scope of account assets and advisory services provided by the Asset Manager.

Sales Agreement

On August 13, 2025, the Company entered into a Sales Agreement (the “Original Sales Agreement”) to sell shares of the Company’s common stock from time to time through Clear Street LLC (“Clear Street”), acting as sales agent, which was amended and restated on August 22, 2025, by the entry into another Sales Agreement between the Company and Clear Street (the “Sales Agreement”). Sales of the common stock made pursuant to the Sales Agreement, if any, will be made under a Registration Statement on Form S-3. Subject to the terms and conditions of the Sales Agreement, Clear Street may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made directly through The Nasdaq Capital Market, by means of ordinary brokers’ transactions, in negotiated transactions, to or through a market maker other than on an exchange or otherwise, at market prices prevailing at the time of sale, at prices related to such prevailing market prices, or at negotiated prices and/or any other method permitted by law. The Company is not obligated to sell, and Clear Street is not obligated to buy or sell, any shares of common stock under the Sales Agreement.

The Sales Agreement provides that Clear Street will be entitled to aggregate compensation for its services of up to 3.0% of the gross sales price per share of all shares sold through Clear Street under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement. In addition, the Company has agreed to reimburse certain legal expenses incurred by Clear Street in connection with execution of the Sales Agreement in an amount up to $75,000, in addition to certain ongoing legal expenses. Either party can terminate the Sales Agreement under certain conditions, such as material adverse changes, failure to perform obligations, trading suspensions, or other market or regulatory events. Both the Company and Clear Street can also end the agreement at any time with 10 days’ notice.

No assurance can be given that the Company will sell any shares of common stock under the Distribution Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place.

During the three months ended September 30, 2025, we sold an aggregate of 739,050 shares of our common stock under the Sales Agreement for net proceeds of approximately $39,459,338.

Stock Repurchase Program

On August 22, 2025, the Board of Directors of the Company authorized and approved a stock repurchase program for up to $250.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is scheduled to expire upon the earliest of (i) June 30, 2026, (ii) when a maximum of $250.0 million of the Company’s common stock has been repurchased, or (iii) when such program is discontinued by the Board of Directors.

Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of shares, general market conditions, cost of capital, the trading price of the common stock, alternative uses for capital, and the Company’s financial performance. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase a particular number of, or any, shares. There is no guarantee as to the exact number or value of shares that will be repurchased by the Company, if any.

The repurchase program is expected to be funded using the Company’s working capital and from funds raised in “at-the-market” offerings or other future financings.

During the three months ended September 30, 2025, a total of 645,072 shares of common stock, for aggregate proceeds of $16,121,428 were repurchased by the Company and are presented as treasury stock on the consolidated balance sheet. No shares were cancelled or reissued from treasury stock during the three months ended September 30, 2025.

NOTE 14 - RELATED PARTIES

Accounts Payable – Related Parties

Accounts payable - related parties were $20,246 and $53,380 as of September 30, 2025 and December 31, 2024, respectively, and consist of amounts due to certain officers and directors of the Company, as well as deferred compensation for certain executives.

Research and Development Expenses - Related Parties

Research and Development Expenses – Related Parties of $141,043 and $151,138 and $416,870 and $455,345 during the three and nine months ended September 30, 2025 and 2024, respectively, is related to consulting and professional fees paid to current or former officers, directors or greater than 10% investors, or affiliates thereof, and is included in net loss from discontinued operations.

NOTE 15 – DISCONTINUED OPERATIONS

During the three months ended September 30, 2025, the Company made a strategic shift in its operations to no longer pursue its pharmaceutical research operations or the Gaming Technology Platform. As such, these operations are presented as discontinued operations in accordance with ASC 205.

Summarized balance sheet information of discontinued operations is below:

	September 30,	December 31,
	2025	2024

Cash and cash equivalents	$35,847	$17,890
Prepaid expenses and other current assets	47,997	78,723
Current assets of discontinued operations	83,844	96,613
Intangible assets (1)	—	7,622,041
Other assets of discontinued operations	—	7,622,041
Total assets of discontinued operations	$83,844	$7,718,654

Accounts payable	$2,148,786	$1,627,553
Accounts payable – related parties	1,016,262	630,801
Accrued expenses	534,978	735,446
Loan payable –current portion	10,544	147,305
Current liabilities of discontinued operations	3,710,570	3,141,105
Loan payable –noncurrent portion	—	6,616
Long term liabilities of discontinued operations	—	6,616
Total liabilities of discontinued operations	$3,710,570	$3,147,721

(1)	Consists of Gaming Technology Platform intangible assets pursuant to the September 2024 Asset Purchase Agreement with Elray, which were impaired in full during the three months ended September 30, 2025.

The statements of operations of discontinued operations are summarized below:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Research and development	$(174,542)	$(251,577)	$(597,833)	$(1,105,086)
Research and development - related parties	(141,043)	(151,138)	(416,870)	(455,345)
General and administrative	(66,484)	19,794	(120,802)	114,097
Loss from operations	(382,069)	(382,921)	(1,135,505)	(1,446,334)
Other income	—	42,084	—	1,081,346
Interest expense	(66,981)	(3,081)	(72,308)	(12,465)
Loss on asset impairment	(7,622,041)	—	(7,622,041)	—
Gain on settlement of debt	—	39,587	—	141,516
Net loss from discontinued operations	$(8,071,091)	$(304,331)	$(8,829,854)	$(235,937)

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to September 30, 2025, the Company sold $40,000,000 of ETH holdings

Adoption of the 2025 Omnibus Incentive Plan

On October 7, 2025, the shareholders of ETHZilla voted for the adoption of the 2025 Omnibus Incentive Plan. Pursuant to this plan, on November 12, 2025, the Company granted, after recommendation of the by the Compensation Committee of the Company’s Board of Directors, 4,816,685 shares of common stock to officers, directors, employees and a consultant as compensation. The shares vest half upon grant and half on January 2, 2026. The Company issued an aggregate of 3,728,838 shares of restricted common stock, to reflect net vesting for tax withholding purposes which substantially reduces the grant award by the grantees’ effective tax rates as required by law.

Purchase and Subscription Agreement

On October 22, 2025, we entered into a Purchase and Subscription Agreement (the “Satschel Agreement”) with Satschel, Inc., a Delaware corporation (“Satschel”). Satschel owns Liquidity.io, a regulated broker-dealer and operator of a Digital Alternative Trading System (ATS) platform (the “Platform”).

Pursuant to the Satschel Agreement, Satschel sold us shares of its Class A Common Stock representing 15% of its fully-diluted capitalization (the “Satschel Securities”), in consideration for (a) $5 million in cash; and (b) 556,174 shares of our common stock with an agreed value of $10 million, which are subject to a six month lock-up (the “Satschel Shares”).

The Satschel Agreement includes (i) customary representations of each of the parties; (ii) positive and negative covenants required to be met by Satschel following the Closing (defined below), relating to required quarterly budgets, financial reporting, minimum cash balances and notification of key personnel changes, as well as budget compliance, and restrictions on new business lines, capital expenditures, compensation adjustments, indebtedness, sales or dispositions of assets and operations, public listings and reverse mergers, issuances of securities, and amendments to Satschel’s governing documents, without the prior written consent of the Company, subject to certain exceptions; and (iii) customary indemnification requirements of the parties, subject to a $50,000 deductible and a $2 million cap, subject to certain customary exceptions.

The Satschel Agreement also provides certain additional rights to the Company following the Closing, including (a) the exclusive right in perpetuity to list any digital tokens or assets issued on Ethereum Layer 2 protocols on the Platform; (b) a right of first refusal until the earlier of (i) five years following the Closing Date; and (ii) the date that Satschel becomes publicly-traded, to acquire any equity securities of Satschel that it may offer or sell; and (c) the right to appoint one member of the Board of Directors of Satschel, for so long as the Company owns any equity interests of Satschel.

The acquisition contemplated by the Satschel Agreement closed on October 22, 2025.

ATM Sales Agreement

Since September 30, 2025, we have sold an aggregate of 410,403 shares of our common stock (of which 405,735 have been issued) under the Sales Agreement for net proceeds of approximately $6,861,299, after deducting commissions.

Treasury Stock Transactions

Subsequent to September 30, 2025, a total of 1,454,400 shares of common stock, for an aggregate cost of $30,141,810 after fees were repurchased by the Company.

Exercise of Options

On October 28, 2025, Jordan Consulting for Blair Jordan, the former Chief Executive Officer of the Company, exercised options to purchase 41,000 shares of common stock.

Expiration of Public Warrants

On November 6, 2025, the Company’s then outstanding public warrants expired pursuant to their terms.

License Agreement Termination

On October 29, 2025, the Kennedy Trust for Rheumatology Research (“Kennedy Trust”) provided the Company notice of the termination of a patent license agreement between the Company and the Kennedy Trust in connection with rheumatology research, which termination will become effective on December 29, 2025.

Assignment and Settlement Agreement

On November 6, 2025, the Company and CannBioRex Pharma Limited, a  company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of the Company (“CannBioRex”), entered into an Assignment and Settlement Agreement (the “Oxford Assignment Agreement”) dated November 5, 2025, with the Chancellor, Masters and Scholars of the University of Oxford (“Oxford”) and Oxford University Innovation Limited, a wholly-owned subsidiary of Oxford University (“OUI”). Pursuant to the Agreement, we have agreed to (i) terminate a 2013 license agreement between OUI and the Company (then known as 180 Life Sciences Corp.), pursuant to which we were granted certain rights under OUI’s patent related to the treatment of Dupuytrens’s Disease (the “OUI Patent”) and the use of clinical data generated by Oxford in clinical trials; (ii) assign all of our intellectual property rights relating primarily to the treatment of Dupuytrens’s Disease, including a patent relating to the Dupuytren’s Contracture indication (the “Company IP”), to OUI; and (iii) terminate a series of research sponsorship, research support, and studentship agreements between Oxford, the Company, and CannBioRex (collectively, the “Research Agreements”).

The Oxford Assignment Agreement requires us to pay Oxford, within seven days after execution, an initial payment of $500,000 which has been paid, to be applied toward the repayment of $1,675,500 in unpaid research fees owed by CannBioRex to Oxford pursuant to the Research Agreements (the “Research Fees”). Pursuant to the Oxford Assignment Agreement, OUI has agreed to use its commercially reasonable best endeavors to promptly negotiate and finalize (and will not intentionally delay or interfere with) the sale of the OUI Patent and Company IP. If any party acquires ownership or exclusive rights in the Company IP within 36 months of the date of the Agreement, OUI will apply the amount received from such sale, first to the full repayment of the balance of the Research Fees to Oxford, and thereafter fifty percent of the remaining net revenues to the Company, up to a maximum net revenue share of $5 million.

The Oxford Assignment Agreement includes a mutual release and settlement of claims, customary representations of each of the parties, and mutual confidentiality provisions. In addition, we have agreed to indemnify OUI and Oxford against any third party claims against them by our shareholders or by Glenn Larsen (former chief executive officer of our subsidiary, 180 Therapeutics L.P.) arising from the Oxford Assignment Agreement, the termination of the License Agreement and Research Agreements, or the assignment of the Company IP to OUI.

Termination of Research and License Agreement

On November 11, 2025, Yissum and the Company terminated the Research and License Agreement dated May 13, 2018 between the Company (formerly 180 Life Sciences Corp./Cannbiorex Pharmaceuticals Corp.). Pursuant to the agreement, Yissum confirmed that it agreed to the discontinuation of all of the Company’s obligations to fund the ongoing patent expenses with respect to the licensed patents and to the return of the licensed technology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025 (under the heading “Risk Factors” and in other parts of that report), and include, but are not limited to, statements about:

●	The need for additional capital, dilution caused by future offerings, the availability of such offerings and the terms thereof;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	the Company’s ability to fully comply with numerous federal, state and local laws and regulatory requirements;

●	changing rates of inflation and interest rates, and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict, and Israel/Hamas conflict) and other large-scale crises;

●	our ability to maintain our listing of our common stock on the Nasdaq Capital Market;

●	the Company’s reliance on its management;

●	the potential effect of economic downturns, recessions, tariffs, changes in interest rates and inflation, and market conditions, including recessions on the Company’s operations and prospects as a result of increased inflation, tariffs, increasing interest rates, global conflicts and other events;

●	the Company’s ability to protect its proprietary information and intellectual property (IP);

●	the effect of current and future regulation, the Company’s ability to comply with regulations (both current and future) and potential penalties in the event it fails to comply with such regulations and changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business;

●	other risks and uncertainties, including those described under “Risk Factors”, herein.

All forward-looking statements speak only as of the date of the filing of this Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by Amendments No. 1 and 2 thereof, filed with the Securities and Exchange Commission on April 25, 2025 and May 8, 2025, respectively. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Reverse Stock Split

Effective on October 20, 2025 at 12:01 a.m. Eastern Time (the “Effective Time”), we affected a 1-for-10 reverse stock split of our then outstanding common stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise be entitled to receive a fractional share instead received cash in lieu of such fractional share, based upon the closing sale price of the common stock on the trading day immediately prior to the effective time of the Reverse Stock Split, as reported on the Nasdaq Capital Market.

In connection with the Reverse Stock Split discussed above, all outstanding options, warrants, and other securities entitling their holders to purchase or otherwise receive shares of common stock were adjusted, as required by the terms of each security. The number of shares available to be awarded under the Company’s equity incentive plans were also appropriately adjusted. Following the Reverse Stock Split, the par value of the common stock remained unchanged at $0.0001 par value per share. The Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock.

The effects of the Reverse Stock Split have been retroactively reflected throughout this Report.

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

This information should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025, as amended by Amendments No. 1 and 2 thereof, filed with the Securities and Exchange Commission on April 25, 2025 and May 8, 2025, respectively (the “Annual Report”).

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “ETHZilla”, and “ETHZilla Corporation” refer specifically to ETHZilla Corporation, formerly 180 Life Sciences Corp. and its consolidated subsidiaries. References to “KBL” refer to the Company prior to the November 6, 2020 Business Combination.

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

Additional Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors”—“SEC Filings” page of our website at https://ethzilla.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is https://ethzilla.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

The Company uses, and will continue to use, its website (https://ethzilla.com), press releases, and various social media channels, including its X account (x.com/ETHZilla_ETHZ) and its LinkedIn account (https://www.linkedin.com/company/ethzilla/), as additional means of disclosing public information to investors, the media and others interested in the Company. It is possible that certain information that the Company posts on its website, disseminated in press releases and on social media could be deemed to be material information, and the Company encourages investors, the media and others interested in the Company to review the business and financial information that the Company posts on its website, disseminates in press releases and on the social media channels identified above, as such information could be deemed to be material information. The contents on the Company’s website and its social media channels are not incorporated by reference in this Current Report on Form 8-K.

Going Concern and Management Liquidity Plans

In the consolidated financial statements as of and for the three months ended June 30, 2025 and prior periods, management disclosed substantial doubt about the Company’s ability to continue as a going concern. Due to the significant fundraising events undertaken by the Company during the three months ended September 30, 2025, as disclosed under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 8 - Debt” and “Note 13 – Stockholders’ (Deficit) Equity”, above, management determined that the Company will have sufficient cash flows to meet its obligations over the next 12 months, and as such the substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview

Our Company

ETHZilla is a technology company in the decentralized finance industry (“DeFi”) seeking to connect financial institutions, businesses and organizations worldwide by enabling secure, accessible blockchain transactions through Ethereum network protocol implementations. In August 2025, we adopted an Ethereum-focused treasury management strategy and have since continued our strategic shift towards implementation of our business plans designed to generate recurring revenues through various DeFi protocols that improve Ethereum network integrity and security. Through our proprietary protocol implementations, we facilitate DeFi transactions and asset digitization across multiple Layer 2 Ethereum networks. In the future, we plan to offer tokenization solutions, DeFi protocol integration, blockchain analytics, traditional-to-digital asset conversion gateways, and other DeFi services.

In addition, (i) we own certain source code and intellectual property relating to an online blockchain casino, our “back-end” gaming platform, which incorporates blockchain technology and cryptocurrency operability (the “Gaming Technology Platform”), and (ii) have two legacy biotechnology programs that are focused on different diseases or medical conditions, and that target different factors, molecules or proteins. These operations are classified as discontinued operations under ASC 205, as discussed in greater detail under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 1 - Business Organization and Nature of Operations”, “Note 3 - Summary of Significant Accounting Policies” and “Note 15 – Discontinued Operations”.

Our Ethereum Treasury Strategy

In August 2025, our Board of Directors implemented an Ethereum-focused treasury strategy, with Ether (“ETH”) serving as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business. Our goal is to acquire and grow our overall ETH position and utilize professional treasury strategies to significantly increase our ETH holdings. We have not set a specific target for the maximum amount of ETH we seek to hold.

Our treasury strategy focuses on increasing the amount of ETH through a combination of capital raising activities and treasury activities including staking, restaking, liquid staking and other DeFi activities. We expect that ETH will serve as our primary treasury reserve asset in the future. We aim to maximize ETH accumulation and value accretion, while maintaining robust controls and oversight over these digital assets.

ETHZilla’s decision to accumulate ETH as a core treasury asset is grounded in a forward-looking view of the evolving global financial ecosystem. We believe Ethereum’s unparalleled programmability, security and developer momentum will make it a foundational layer for the next generation of decentralized financial applications. Ethereum’s transition to a Proof-of-Stake (“PoS”) consensus mechanism and the rise of Layer 2 blockchain networks with high scalability have transformed ETH into a yield-bearing, productive digital asset with increasing institutional adoption and intrinsic network value. We believe that ETH’s value proposition at its core is a digital trust commodity and that an investment in ETH represents an asymmetric long-term growth opportunity as more stablecoins and other tokenized real-world assets are secured by the Ethereum ecosystem.

Our treasury is designed with the goal of bringing value to our stockholders in a variety of ways. We plan to raise capital to be used to increase our ETH position in a manner which is accretive to shareholders. This can come in the form of equity, equity-linked debt or other forms of offerings designed to maximize shareholder exposure to ETH within a prudent risk management framework. We plan to continue to deploy the majority of the ETH in our treasury across staking, lending, and advanced DeFi protocols to generate yields and turn the treasury into a productive asset. As of September 30, 2025, over 70% of our ETH treasury has been deployed, and we intend to maintain a similar or higher percentage going forward. We do not hedge our ETH and do not currently have plans to hedge our ETH in the future. In addition, if the price of ETH increases in the future, the value of our ETH treasury will rise, which would also benefit our stockholders.

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, AS AMENDED, AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT OF 1936, AS AMENDED.

How We Purchase or Sell Digital Assets

Our management team reviews the Company’s short term obligations and excess cash available to dedicate to the ETH treasury strategy. When it is determined that the Company has excess cash available to dedicate to the treasury strategy, we deploy that capital into one of our custodians and through acquisition strategies with the custodians and our asset manager, and we acquire the ETH over several days or weeks to maximize the number of ETH that is acquired with the deployed capital. If it is determined that the treasury needs to liquidate part of its ETH, the same process of selling the ETH into the market would be used. The Company has not reduced its treasury or sold any of its ETH staking rewards to date.

Our ETH Deployment Strategy

Pursuant to our treasury strategy, we actively deploy our ETH in the treasury across staking, lending, and advanced DeFi protocols to generate yields. Through our proprietary protocol implementations, we facilitate DeFi transactions and asset digitization across multiple Layer 2 Ethereum networks. We have partnered with innovators such as Electric Capital and liquid restaking leaders like Puffer and etherFi, which enable us to better optimize returns on our ETH reserves while providing security and capital efficiency to stakeholders.

Our staking revenues are derived from the rewards we earn by actively participating in the Ethereum network’s PoS consensus mechanism. Specifically, ETHZilla delegates its ETH holdings to validators that process and verify transactions on the blockchain. In return, the Company receives protocol-level rewards in ETH, typically proportional to the amount staked and the network’s overall activity and performance.

Our ETH staking activities may include native staking, as well as liquid staking. In native staking, the Company, through its agreements with custodians and asset managers, stakes assets with third-party validators. Participants stake ETH through these validator nodes and, when chosen as validators by the network, earn staking rewards and transaction fees proportional to their staked amount. Liquid staking is similar to native staking, however, one key difference and intended benefit of this method is the ability to provide the Company with tokens representing digital assets in exchange for its ETH. Additionally, as part of the “activating” and “exiting” processes of ETH staking, any staked ETH may be inaccessible for a period of time determined by a range of factors, resulting in certain liquidity risks that we manage.

We view our staking operations and activities as a core strategic pillar of its broader alignment with the Ethereum ecosystem. Our participation is expected to yield economic return while also contributing directly to Ethereum’s decentralization, scalability, and security. Moreover, we believe staking is foundational to a new generation of blockchain-native capital structures that enable corporations to earn yield without relying on traditional debt instruments, equities, or centralized intermediaries. Our staking efforts are focused on maximizing yield, managing risk and ensuring that the Company’s operations meet institutional standards for transparency and efficiency.

Deployment Process

If it is determined to reduce the amount of the ETH deployed or it is determine to change the allocation of ETH, we will initiate an unstaking process, which effectively reverses the delegation or deployment of the ETH from the applicable validator, protocol or network.

Native ETH staking has a cooldown period known as the “deactivation period,” which is the time it takes for the unstaked ETH to become unbonded and fully liquid. During this period, the tokens are not actively earning rewards, but they are also not yet available for transfer or use. The length of this period can vary based on network conditions, which is generally expected to be 10 days or less, but has been over 45 days recently. Once the cooldown period is complete, the Company will have complete control over the ETH, including the ability to hold, sell, transfer, restake or otherwise deploy the ETH as determined by management.

Liquidity Management

The Company’s native staking program involves the temporary loss of the ability to transfer, assign a new validator or otherwise dispose of the ETH. We maintain a certain amount of liquid ETH in the treasury and a certain amount of cash to ensure that the Company is able to satisfy its current obligations.

ETH and the Ethereum Network

ETH is a digital asset, also referred to as a digital currency or cryptocurrency, which serves as the unit of account on the open-source, decentralized, peer-to-peer Ethereum network. Ethereum launched in 2015 to expand blockchain’s potential beyond simple payments—enabling permissionless platforms for finance, gaming, social media, digital identity, and more. The Ethereum network represents one of the world’s most prominent blockchain ecosystems, distinguished by its ability to run decentralized applications and smart contracts on an open, distributed ledger. Ethereum is the foundation of digital finance and settlement layer for the majority of stablecoins, DeFi, and tokenized assets.

ETH

ETH is the network’s native cryptocurrency, used for transaction fees (known as “gas”), validator incentives, and diverse digital activities. ETH can be transferred in direct peer-to-peer transactions through the direct sending of ETH over the Ethereum blockchain from one ETH address to another. Among end-users, ETH can be used to pay other members of the Ethereum network for goods and services under what resembles a barter system. Consumers can also pay merchants and other commercial businesses for goods or services through direct peer-to-peer transactions on the Ethereum blockchain or through third-party service providers.

In addition to using ETH to engage in transactions, investors may purchase and sell ETH to speculate as to the value of ETH in the ETH market, or as a long-term investment to diversify their portfolio. The value of ETH within the market is determined, in part, by the supply of and demand for ETH in the global ETH market, market expectations for the adoption of ETH as a store of value, the number of merchants that accept ETH as a form of payment, and the volume of peer-to-peer transactions, among other factors. As of September 30, 2025, with a total market capitalization of approximately $495 billion, ETH is the second largest cryptocurrency by market capitalization behind bitcoin.

The Ethereum network has no formal cap on the total supply of ETH. The Ethereum network does, however, feature several mechanisms that, individually and in aggregate, have the effect of limiting the total supply of ETH outstanding.

New ETH is issued through the PoS process, where validators who help secure the network by locking up their ETH earn newly created ETH as rewards for validating transactions. The rate of new ETH issuance has dropped significantly since Ethereum switched from Proof-of-Work (“PoW”) to PoS in September 2022 (the “Merge”). The issuance rate varies based on the number of validators on the network and other factors.

At the same time, Ethereum features a burning mechanism introduced in connection with the Merge, which destroys a portion of transaction fees (known as the “base fee”), permanently removing that ETH from circulation. When network activity is high, this burn rate can sometimes exceed the rate of new issuance, causing the total supply of ETH to decrease temporarily (deflationary periods). The actual net supply growth is determined by the balance between new issuance to validators and ETH burned from transaction fees.

During the nine months ended September 30, 2025, the total ETH supply fluctuated between approximately 120.3 million and 120.7 million, with annual net supply changes expected to typically be at around 0% to 1%. There is no annual hard cap on the total supply of ETH, but the protocol’s economic design makes runaway inflation unlikely under normal circumstances.

The change from PoW to PoS also limits the total supply of ETH in circulation by effectively locking staked ETH for certain period of time, making the staked ETH temporarily unavailable for trading or selling.

Ethereum Network

No single entity owns or operates the Ethereum network. The Ethereum network is accessed through software and governs ETH’s creation and movement. The source code for the Ethereum network is open-source, and anyone can contribute to its development. The Ethereum network is governed by a set of rules that are commonly referred to as the “Ethereum protocol.”

As part of the Merge, Ethereum transitioned from PoW to PoS, a consensus mechanism where validators stake ETH to secure the network, process transactions, and propose new blocks. The Merge was designed to dramatically reduce Ethereum’s energy use while maintaining security and decentralization. Developers can write smart contracts in programming languages ensuring that agreement terms are enforced transparently and without third-party oversight. Ethereum’s architecture allows for rapid iteration, robust interoperability with other chains, and widespread deployment of programmable digital assets—such as stablecoins, non-fungible tokens, and tokenized real-world assets.

We believe the potential of Ethereum is substantial: it has become the backbone of modern DeFi, facilitating lending, borrowing, trading, and earning yields without traditional intermediaries. Its programmable smart contracts are used for everything from automated insurance payouts to decentralized autonomous organizations and global capital markets. Ongoing upgrades (like sharding and Layer 2 scaling) are anticipated to continue to improve its scalability, versatility, and affordability, making Ethereum a foundation for the next generation of internet and financial infrastructure worldwide.

Although there are many alternatives, the Ethereum network is the oldest and largest smart contract platform in terms of market capitalization, availability of decentralized applications, and development activity. Smart contracts can be utilized across several different applications ranging from art to finance. Currently, one of the most popular applications is the use of smart contracts for underpinning the operability of DeFi, which consists of numerous highly interoperable protocols and applications. DeFi offers many opportunities for innovation and has the potential to create an open, transparent, and immutable financial infrastructure, with democratized access.

Staking

Staking on the Ethereum network is the process by which ETH holders participate in the blockchain’s PoS system by locking up their ETH to both secure the network and earn rewards. Validators are chosen to propose and attest to new blocks, facilitated by the ETH they have staked as collateral, which is designed to ensure the integrity of transactions and the overall security of the protocol. To operate a validator node directly, a minimum of 32 ETH is required, though smaller holders may participate through staking pools or via centralized platforms that aggregate deposits.

Rewards earned by ETH stakers depend on several factors, including the total amount of ETH staked on the network, validator uptime, overall network activity, and whether advanced reward mechanisms are used. The average annual percentage yield for ETH staking generally ranges from approximately 2% to 5%, depending on the staking method and platform. Rewards are distributed in ETH, compounding over time as new blocks are validated and transactions processed. Stakers who fail to maintain proper uptime or act maliciously may face penalties or even lose portions of their deposited ETH through “slashing,” a process designed to disincentivize bad behavior and maintain network trust.

Traditional staking involves locking ETH directly on the Ethereum protocol, where coins become temporarily inaccessible until unstaking or withdrawal periods are completed. Solo validators hold complete control but are responsible for technical maintenance, security, and managing the risks of downtime and slashing. Participating through trusted staking pools or custodial exchanges allow holders to stake without the technical burden or heavy capital requirements, though these options often involve trusting third-party operators and may introduce additional risks.

Liquid staking of ETH differs fundamentally from traditional staking methods by allowing stakers to retain liquidity and access their capital while still earning validation rewards. The process begins when the holder deposits their ETH into a liquid staking protocol, which then stakes those tokens with trusted network validators on their behalf. In exchange, the holder receives liquid staking tockets that represent both their staked position and accrued staking rewards. These LSTs can be freely moved, traded, and deployed across various DeFi applications, enabling broader utility than traditional staking where assets are locked and inaccessible until unbonding.

The primary benefits of liquid staking include uninterrupted access to the underlying asset’s value and the ability to earn additional yields without forgoing staking rewards. Holders can use LSTs as collateral in lending protocols, participate in yield farming, or trade them on decentralized exchanges, all while accumulating rewards from the underlying stake. This flexibility enables increased capital efficiency and opens up opportunities for portfolio diversification, as holders can simultaneously secure the protocol’s network and enhance returns through multifaceted DeFi strategies. Moreover, liquid staking often lowers staking minimums, making network participation more accessible. However, liquid staking introduces new risks, such as reliance on smart contracts, potential “depegging” of LSTs from the underlying value of ETH, and higher systemic dependence on protocol integrity. While traditional staking mainly carries validator or slashing risks, liquid staking compounds this with additional protocol and market risks.

The timeline for liquid staking is highly streamlined and user-oriented. After connecting a crypto wallet and depositing tokens, the platform rapidly issues LSTs (often within minutes) that incrementally accrue rewards. Holders may withdraw their ETH stake at any time by returning the LSTs, with most platforms offering near-instant or short processing windows compared to traditional staking’s lengthy deactivation periods.

Use of Custodians and Storage of ETH Tokens

We do not self-custody and only utilize third-party qualified custodians to hold our Ethereum (the “Custodians”) that utilize risk management and operational best practices around items like hot vs. cold storage, access controls, custody technology and insurance.

We maintain multiple Custodians to reduce the risk of a single failure and we may expand to additional custodians as our treasury grows. Our accounts with a Custodian are all opened by the Company, this segregates our assets into an individual account owned by the Company and access is monitored and controlled by the Company. Our asset manager is given access to the Custodian accounts with established controls to ensure transactions require consensus of a minimum of two individuals when assets are being transferred between wallets and additional controls if an asset of the treasury is moved out of the Custodians’ control. The assets go through the Custodians’ trust company, which maintains its own insurance and is regulated by their respective state where the trust is incorporated in.

Management reviews the account balances and the total value held with a Custodian to allocate the Company’s holdings between multiple accounts and Custodians as part of our risk management process.

Hot storage and cold storage refer to different methods of storing ETH (and other cryptocurrencies) based on their internet connectivity and security profiles. Hot storage are software wallets connected to the internet, making them convenient for frequent transactions, sending, and receiving ETH. Cold storage maintain ETH private keys completely offline, offering significantly more protection from online threats. The Custodians hold a majority of ETH in cold storage and provide a user interface for the Company to manage the allocation of ETH between cold and hot storage for the wallets. The Company maintains more than 90% of its ETH treasury in cold wallets.

The Custodians have multiple, redundant cold storage sites, which are geographically distributed, including sites within the United States. The Custodians’ cold storage locations are monitored by 24x7 on-site security, video surveillance and alarms, hardened room structures, and access to these facilities is controlled by multi-person controls, multi-team access rules, and multi-factor authentication. The locations of the cold storage sites may change at the discretion of the Custodian and are kept confidential by the Custodian for security purposes.

The Custodians also maintain geographically dispersed backups of private keys, which are cryptographically generated into shards and stored in separate locations; multiple locations must be accessed to reconstruct a single key. The storage facilities are highly secured, and include 24x7 on-premises security presence, video surveillance, and alarms for unexpected entry. Access to facilities is controlled by multi-person controls, multi-team access rules, and multi-factor authentication.

All of our Custodians have SOC type 2 reports that the Company has reviewed and we get regular bridge reports from our Custodians to help ensure the controls are being maintained. Our Custodians maintain their own insurance policies to cover our loss, which is in addition to the policies that we maintain ourselves. We currently have two qualified Custodians that we have approved for our treasury use and we are in the process of onboarding a third as part of our risk management process.

The Company is charged for storage fees, staking fees and transaction fees for services specifically requested by the Company or its Asset Manager. The contract terms of the agreements are typically for one to three years and can be terminated upon 30 days’ notice and payment of all fees due and one month of additional fees.

Government Regulation

The laws and regulations applicable to ETH and other digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets. Certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of ETH, the markets for ETH and cryptocurrency in general, and our activities in particular, our business and our Ethereum strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our Ethereum strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity.

The CFTC takes the position that some digital assets fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider specific digital assets, like Bitcoin, to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.

In addition, because transactions in ETH provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of ETH and Ethereum platforms, and there is the possibility that law enforcement agencies could close or blacklist such Ethereum platforms or other Ethereum-related infrastructure with little or no notice and prevent users from accessing or retrieving ETH held via such platforms or infrastructure. For example, the U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals. Additionally, in January 2025, the Consumer Financial Protection Bureau announced that it is seeking public input on privacy protections and surveillance in digital payments, particularly those offered through large technology platforms.

As noted above, activities involving ETH and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. In the U.S., regulation on stablecoins was recently signed into U.S. federal law through the GENIUS Act which established the first comprehensive regulatory framework specifically for “payment stablecoins” — digital assets designed to maintain a stable value pegged to a fiat currency (typically the U.S. dollar) and intended for use in payments or transfers. The GENIUS Act aims to foster innovation in the stablecoin sector while ensuring financial stability, consumer protection, and compliance with anti-money laundering standards.

The regulatory landscape for digital assets continues to evolve rapidly across different jurisdictions, and we may become subject to new laws and regulations that could materially affect our business operations, compliance obligations, and financial performance. For a comprehensive discussion of the risks that existing and future regulations pose to our business, including specific regulatory developments that may materially affect our operations, see the section entitled “Risk Factors” in this Report.

Recent Events

Increases in Authorized Shares and Name Change

On July 24, 2025, at the 2025 Annual Meeting of the Company, the stockholders of the Company approved, among other things, an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the Company’s authorized number of shares of common stock from one hundred million (100,000,000) shares to one billion (1,000,000,000) shares.

On July 24, 2025, immediately following the Annual Meeting, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, which became effective on the same date, immediately upon filing. As a result of such filing, the Company’s authorized shares of common stock increased from 100,000,000 shares to 1,000,000,000 shares.

The Board of Directors (the “Board”) of the Company, approved an amendment to the Company’s Second Amended Restated Certificate of Incorporation, to change the Company’s name to ETHZilla Corporation (the “Name Change”). On August 12, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, which went at 12:01 a.m. on August 18, 2025. Pursuant to Section 242(d)(1) of the General Corporation Law of the State of Delaware (“DGCL”), the Name Change did not require approval of the Company’s stockholders and did not affect the rights of the Company’s security holders.

At a special meeting of stockholders held on October 7, 2025, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to increase the Company’s authorized number of shares of common stock, par value $0.0001 per share from one billion (1,000,000,000) shares to five billion (5,000,000,000) shares.

On October 8, 2025, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation, as amended with the Secretary of State of the State of Delaware to increase the Company’s authorized number of shares of common stock, par value $0.0001 per share from one billion (1,000,000,000) shares to five billion (5,000,000,000) shares, which became effective when filed on October 8, 2025.

Securities Purchase Agreement

As discussed in greater above under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 13 - Stockholders’ (Deficit) Equity”, under “Securities Purchase Agreement”, on July 29, 2025, we entered into a securities purchase agreement (the “SPA”) with certain accredited institutional investors (the “Purchasers”) pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement an aggregate of (i) 14,393,417 shares of common stock of the Company, par value $0.0001 per share, at an offering price of $26.50 per share (the “Stock Purchase Price”), and (ii) $26.499 per pre-funded warrant (collectively, the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,749,585 shares of common stock (the “Pre-Funded Warrant Shares”) (together, the “Private Placement”).

Strategic Advisor Agreements and Warrants

As discussed in greater above under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 13 - Stockholders’ (Deficit) Equity”, under “Securities Purchase Agreement”, on July 29, 2025, and in connection with the launch of the Company’s digital asset treasury strategy, the Company entered into a Strategic Advisor Agreement with each of Pink Sands Group, LLC, Cyber, Moode LLC, Moon Cat, LLC, Zorba Investments LLC, Purple Poseidon LLC, Tentacle Holdings LLC, PCAO LLC, Johnny Foxtrot LLC and New Island Advisors LLC (collectively, the “Strategic Advisors” and the “Strategic Advisor Agreements”). Pursuant to the Strategic Advisor Agreements, the Strategic Advisors agreed to provide the Company advice from time to time regarding the ETH treasury strategy, including on ETH purchase and staking strategies and such other areas as may be mutually determined by the Strategic Advisor and the Company from time to time (the “Services”). In consideration for agreeing to provide the Services, the Company granted on the same day the Strategic Advisors warrants to purchase an aggregate of 4,557,225 shares of the Company’s common stock (the “Initial Strategic Advisor Warrants”). Additionally, in the event the Company consummated a debt offering within sixty (60) days of the closing of the Private Placement, the Company agreed to grant additional warrants to purchase shares of the Company’s common stock to the Strategic Advisors pursuant to the Strategic Advisor Agreements, which debt funding occurred and which additional warrants were granted, as discussed in greater detail below.

The per share exercise price of each Strategic Advisor Warrant is equal to $27.75, which is $1.25 above the Stock Purchase Price.

Asset Management Agreement

As discussed in greater above under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 13 - Stockholders’ (Deficit) Equity”, under “Securities Purchase Agreement”, in connection with the Private Placement, at the Closing (the “AMA Effective Date”), the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with Electric Treasury Edge, LLC (the “Asset Manager”). Pursuant to the Asset Management Agreement, the Asset Manager will provide discretionary investment management services with respect to, among other assets (including without limitation certain subsequently raised funds), the majority of the Company’s proceeds from the Private Placement (the “Account Assets”) in accordance with the terms of the Asset Management Agreement. The Asset Manager will pursue a long-bias strategy of digital assets primarily focused on Ethereum (the “ETH Strategy”). The custodians under the Asset Management Agreement will consist of cryptocurrency wallet providers mutually acceptable to the Company and the Asset Manager.

The Company shall pay the Asset Manager a monthly asset-based fee (the “Asset-based Fee”) equal to 2% per annum of the average daily net asset value of the Account Assets under management, payable in advance on the first business day of each calendar month; provided, however, that the minimum Asset-based Fee to be paid to the Asset Manager shall be $2,000,000 per year. Fees are prorated for partial periods. Staked or liquid-staked assets are not treated differently for fee purposes.

Amendment to Securities Purchase Agreements and Warrants

On July 28, 2025, the Company entered into an amendment to (i) the Securities Purchase Agreement, dated February 19, 2021, by and among the Company and the investors party thereto and (ii) the Securities Purchase Agreement, dated August 19, 2021, by and among the Company and the investors party thereto, by which the investors purchased at least a 50.1% interest in the shares of common stock based on the subscription amounts thereto, to remove a prohibition on variable rate transactions and reduce the exercise price of warrants (the “Existing Warrants”) to $26.50 (collectively, the “Amendments”).

Initial Senior Convertible Note Sales

As discussed in greater above under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 8 - Debt”, under “Initial Senior Convertible Note Sales”, on August 8, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with investment funds managed by an institutional investor (the “Investor”), under which the Company agreed to sell and issue to the Investor senior secured convertible notes (the “August 2025 Convertible Notes”) in an aggregate principal amount of $156,250,000 (the “Principal Amount”) in exchange for cash equal to 96.0% of the Principal Amount (the “Debt Financing”). The Company closed the Debt Financing simultaneously with the signing of the Securities Purchase Agreement (the “August 2025 Note Funding Date”). The August 2025 Convertible Notes were issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

The August 2025 Convertible Notes bear interest at a rate of 0.00% per annum for the first six months, and 4.00% per annum for the following six months through the maturity date, which is the third year anniversary of the issuance date of the August 2025 Convertible Notes or earlier conversion or redemption date. The interest rate will increase to a rate of 18.0% per annum upon the occurrence and during the continuance of an event of default under the August 2025 Convertible Notes. The August 2025 Convertible Notes are secured by $44.5 million of Ether (ETH) (the “August 2025 ETH Collateral”) and approximately $156.25 million in cash (the “August 2025 Cash Collateral”) which is included in restricted cash equivalents on our consolidated balance sheet.

At any time following the nine-month anniversary of the August 2025 Note Funding Date, the Investor has the right to require that the Company redeem all or any part of the outstanding August 2025 Convertible Notes. If at any time after the August 2025 Note Funding Date, (i) the loan to value ratio of the August 2025 Convertible Notes is greater than 85%, or (ii) upon the occurrence of any Trigger Event (as defined in the August 2025 Convertible Notes), the Investor has the right to require that the Company redeem all or any part of the outstanding note in cash at a price equal to 100% of the amount of such Convertible Note being redeemed.

The August 2025 Convertible Notes provide that the Investor may convert all or any portion of the principal amount of such Convertible Note, together with any accrued and unpaid interest thereon, at an initial conversion price of $34.45 (the “August 2025 Conversion Price”), which is subject to a one-time, downward only reset after the nine-month anniversary of the issuance date (the “One-Time Reset Date”) equal to the closing bid price of the common stock on the One-Time Reset Date to the extent such price is less than the August 2025 Conversion Price. The Investor is not permitted to convert the August 2025 Convertible Notes to the extent that the shares of common stock deliverable upon conversion thereof would exceed 19.99% of the Company’s outstanding shares immediately prior to executing the Securities Purchase Agreement (the “August 2025 Exchange Cap”) without prior stockholder approval. We were also required to seek stockholder approval for the issuance of the shares of common stock upon conversion of the August 2025 Convertible Notes in accordance with the Securities Purchase Agreement. On October 7, 2025, the stockholders of the Company approved the issuance of shares of common stock in excess of the August 2025 Exchange Cap.

The August 2025 Convertible Notes provide for certain covenants, including that the Company shall maintain, at all times, (i) a balance of $5 million or more held in accounts other than the controlled securities account entered into at the consummation of this transaction and (ii) a loan-to-value ratio of no more than 100%, in addition to other customary covenants and events of default that are typical for transactions of this type and certain affirmative and negative covenants.

Pursuant to the Securities Purchase Agreement, the Company has agreed to certain obligations to register and maintain the registration of the shares of common stock underlying the August 2025 Convertible Notes, including filing within 15 calendar days of the Closing Date, a resale registration statement to register for resale the shares underlying the August 2025 Convertible Notes, which was timely filed and has been declared effective to date.

The security documents consist of (i) a Pledge and Security Agreement entered into by the Company, certain subsidiaries of the Company and the collateral agent, which is an affiliate of the Investor (the “Collateral Agent”); (ii) a control agreement in respect of the August 2025 ETH Collateral entered into by the Company, the Collateral Agent and the custodian of such account, (iii) a control agreement in respect of the August 2025 Cash Collateral entered into by the Company, the Collateral Agent and the custodian of such account, and (iv) a guaranty agreement entered into by certain subsidiaries of the Company in favor of the Investor. The control agreement requires the Company to maintain cash and cash equivalents in an aggregate amount of approximately $504,000,000, which the Company is not allowed to withdraw without consent of the Collateral Agent. The Collateral Agent also has the right to direct activities related to any staking of the August 2025 ETH Collateral. In addition, the Company paid $150,000 in legal fees of the Investor’s counsel.

New Senior Convertible Note Sales

As discussed in greater above under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 8 - Debt”, under “New Senior Convertible Note Sales”, on September 22, 2025, the Company entered into an Amendment and Waiver Agreement with the Investor (the “Amendment Agreement”), pursuant to which, among other things (a) the Company agreed to sell a new series of senior secured convertible notes to the Investor (the “September 2025 Convertible Notes”, and together with the August 2025 Convertible Notes, the “Convertible Notes”); (b) the Company and the Investor agreed to partially waive and modify certain terms of the August 2025 Convertible Notes and the Securities Purchase Agreement, including: (i) to reduce the interest rate from 4% to 2% (ii) excluding the September 2025 Convertible Notes from the anti-dilutive provisions of the August 2025 Convertible Notes, except in connection with the Existing Note Conversion Price Adjustment (defined and described below), (iii) permitting the Company to Stake (as defined in the Security Purchase Agreement) the collateral held in the Company’s crypto control accounts, (iv) allowing the Company to use the yield of any cash held in the controlled accounts (less the accrued and unpaid interest on the Convertible Notes and any other amounts then due and payable to the Investor), in the ordinary course of business, and (v) to permit during the 90 day period following the August 22, 2025 effective date of a resale registration statement filed to register the resale of shares of common stock issuable upon conversion of the August 2025 Convertible Notes, pursuant to which the Company was previously restricted from taking certain actions, one or more additional subsequent placements (not including any variable rate transaction) solely consisting of the sale of common stock (x) with gross proceeds not in excess of an aggregate of $1 billion, subject to certain pre-requisites, or (y) at any time if such applicable purchase price exceeds $40.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events).

The September 2025 Convertible Notes were sold to the Investor on September 23, 2025, in the aggregate principal amount of $360 million (the “New Principal Amount”) in exchange for cash equal to 97.25% of the New Principal Amount (the “New Debt Financing”).

The Company closed the New Debt Financing on September 23, 2025 (the “New Debt Funding Date”). The September 2025 Convertible Notes were issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

The September 2025 Convertible Notes bear interest at a rate of 2.00% per annum through the maturity date, which is August 8, 2028 or earlier conversion or redemption date. The interest rate will increase to a rate of 18.0% per annum upon the occurrence and during the continuance of an event of default under the September 2025 Convertible Notes. The September 2025 Convertible Notes are secured by $50 million of Ether (ETH) (the “September 2025 ETH Collateral”) and approximately $348,180,800 in cash (the  “September 2025 Cash Collateral”) which is included in restricted cash equivalents on our consolidated balance sheet.

At any time after May 8, 2026, the Investor shall have the right to require that the Company redeem all or any part of the outstanding September 2025 Convertible Notes. If at any time after the New Debt Funding Date, (i) the loan to value ratio of the September 2025 Convertible Notes is greater than 85%, or (ii) upon the occurrence of any Trigger Event (as defined in the September 2025 Convertible Notes), the Investor shall have the right to require that the Company redeem all or any part of the outstanding note in cash at a price equal to 100% of the amount of such New Convertible Note being redeemed.

The September 2025 Convertible Notes provide that the Investor may convert all or any portion of the principal amount of such September 2025 Convertible Notes, together with any accrued and unpaid interest thereon, at an initial conversion price of $30.50 (the “Conversion Price”), which is subject to a downward only reset on May 8, 2026, and each three month anniversary thereafter (each a “Reset Date”) equal to the closing bid price of the common stock on each such Reset Date, to the extent such price is less than the Conversion Price. The Investor is not permitted to convert the September 2025 Convertible Notes to the extent that the shares of common stock deliverable upon conversion thereof would exceed 19.99% of the Company’s outstanding shares immediately prior to executing the Amendment Agreement (the “September 2025 Exchange Cap”) without prior stockholder approval. We are also required to seek stockholder approval for the issuance of the shares of common stock upon conversion of the September 2025 Convertible Notes in accordance with the Amendment Agreement.

As a result of the Conversion Price of the September 2025 Convertible Notes being less than the conversion price of the August 2025 Convertible Notes, the conversion price of the August 2025 Convertible Notes automatically adjusted to the Conversion Price on the New Debt Funding Date (the “Existing Note Conversion Price Adjustment”).

The September 2025 Convertible Notes also provide that, at any time after March 22, 2026, the Company may require holders to convert all or a portion of the outstanding principal into shares of common stock (a “Mandatory Conversion”) if certain conditions are satisfied. Specifically, the volume-weighted average price (“VWAP”) of the Company’s common stock on its principal trading market must exceed $44.785 (as adjusted for stock splits and similar events) for 30 consecutive trading days and no Equity Conditions (defined below) failure may exist. The Company may not effect more than one Mandatory Conversion during any 20-trading-day period and may not exercise its right if an event of default has occurred and is continuing. A Mandatory Conversion is subject to cancellation if the stock price falls below the minimum conversion price or if an Equity Conditions failure occurs prior to the conversion date, unless waived by the holder. In lieu of conversion of any portion of the notes that cannot be converted due to an Equity Conditions Failure, the Company may instead require the holder to exchange such portion into the right to receive the same number of shares issuable upon conversion, pursuant to Section 3(a)(9) of the Securities Act, on mutually agreeable terms. The “Equity Conditions” generally require, among other things, that the Company’s registration statement registering the resale of the common stock issuable upon conversion of the September 2025 Convertible Notes is effective or the shares are otherwise eligible for resale, that the common stock remains listed and tradable on an eligible market, that no event of default or material breach exists, that certain specific volume requirements have been met, that sufficient authorized shares are available, that no material, non-public information or unresolved disputes exist, and that the stockholders of the Company have approved the issuance of shares of common stock in excess of the September 2025 Exchange Cap.

Additionally, the Convertible Notes provide that, if at any time and from time to time on or after the issuance date thereof, there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the Company’s common stock, other than the 1-for-10 reverse stock split effective October 20, 2025 (each, a “Stock Combination Event”, and such date thereof, the “Stock Combination Event Date”) and the Event Market Price (as defined below) is less than the Conversion Price then in effect (after giving effect to certain adjustments), then on the 16th Trading Day (as defined in Convertible Notes) immediately following such Stock Combination Event Date, the Conversion Price then in effect on such sixteenth (16th) Trading Day (after giving effect to certain adjustments) shall be reduced (but in no event increased) to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average prices (VWAP) of the Company’s common stock for each of the five Trading Days with the lowest VWAP of the Company’s common stock during the 15 consecutive Trading Day period ending and including the Trading Day immediately preceding the 16th Trading Day after such Stock Combination Event Date, divided by (y) five.

Additionally, if the Company issues or sells shares of common stock after the New Debt Funding Date, at a price lower than the then-current conversion price of the September 2025 Convertible Notes, subject to certain excepted issuances, the conversion price of the September 2025 Convertible Notes will be adjusted downward to match the price of such newly issued shares.

Finally, if the Company issues or enters into an agreement to issue common stock, options, or convertible securities with a price that varies or may vary with the market price of the common stock (excluding certain at-the-market offerings and customary anti-dilution adjustments), subject to certain customary exceptions, the holders of the September 2025 Convertible Notes have the right, but not the obligation, to elect to use such “Variable Price” for purposes of converting the September 2025 Convertible Notes. The holder may make this election on a per-conversion basis and is not required to rely on the Variable Price for any future conversions.

The September 2025 Convertible Notes provide for certain covenants, including that the Company shall maintain, at all times, (i) a balance of $5 million or more held in accounts other than the controlled securities account entered into at the consummation of the transaction and (ii) a loan-to-value ratio of no more than 100%, in addition to other customary covenants and events of default that are typical for transactions of this type and certain affirmative and negative covenants.

Subsequent Strategic Advisor Warrants

As discussed in greater above under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 8 - Debt”, under “Initial Senior Convertible Note Sales”, on September 22, 2025, the Company granted on the same day the Strategic Advisors warrants to purchase an aggregate of 4,557,225 shares of the Company’s common stock. We also agreed that in the event the Company consummated a debt offering within sixty (60) days of the closing of the transactions contemplated by that certain Securities Purchase Agreement entered into on July 29, 2025, which transactions closed on August 4, 2025, to grant additional warrants to purchase shares of the Company’s common stock to the Strategic Advisors pursuant to the Strategic Advisor Agreements with an exercise price equal to the greater of (i) the conversion price of such debt offering and (ii) the minimum price required by Nasdaq at the time of execution of any such debt offering plus $1.25.

Effective with the closing of the Debt Financing, we granted additional warrants to purchase an aggregate of 907,111 shares of the Company’s common stock to the Strategic Advisors (the “Subsequent Strategic Advisor Warrants”).

The per share exercise price of each Subsequent Strategic Advisor Warrant is equal to $34.45, which was the August 2025 Conversion Price of the August 2025 Convertible Notes.

Subsequent Strategic Advisor Warrants to purchase 95,700 shares of common stock were granted to PCAO, of which Mr. McAndrew Rudisill, the then Executive Chairman of the Company (current Executive Chairman and Chief Executive Officer), is the founder and managing partner, and therefore deemed to beneficially own the securities held by such entity.

ATM Sales Agreement

On August 13, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) to sell shares of the Company’s common stock, par value $0.0001 per share from time to time through Clear Street, acting as sales agent. Pursuant to the prospectus supplement dated August 13, 2025 (the “Prospectus Supplement”) filed by the Company with the SEC, which supplements the base prospectus included in the Company’s shelf registration statement on Form S-3 (File No. 333-288194), initially filed with the SEC on June 20, 2025 and declared effective on June 26, 2025, the Company was able to offer and sell up to $500,000,000 of its shares of common stock through Clear Street pursuant to the Sales Agreement.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Clear Street could sell the common stock in negotiated transactions or transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on the principal market on which the common stock is listed or any other existing trading market for the common stock.

The Company will designate the maximum amount of common stock to be sold through Clear Street in any placement under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Clear Street has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations, to sell on the Company’s behalf all of the shares of common stock requested to be sold by the Company. The Company may instruct Clear Street not to sell common stock if the sales cannot be effected at or above a price designated by the Company in a placement notice. The Company or Clear Street may suspend the offering of common stock pursuant to the Sales Agreement upon proper notice to the other party. The Company and Clear Street each have the right, by giving 10 days’ notice as specified in the Sales Agreement, to terminate the Sales Agreement in each party’s sole discretion at any time. Clear Street, subject to mutual agreement between Clear Street and the Company, may also sell shares of common stock sold to it as principal by any other method permitted by law, including, but not limited to, privately negotiated transactions and block trades. The Company also may sell shares of common stock to Clear Street as principal for its own account, at a price agreed upon at the time of sale. If the Company sells common stock to Clear Street as principal, it will enter into a separate terms agreement setting forth the terms of such transaction.

The Sales Agreement provides that Clear Street will be entitled to aggregate compensation for its services of up to 3.0% of the gross sales price per share of all shares sold through Clear Street under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement. In addition, the Company has agreed to reimburse certain legal expenses incurred by Clear Street in connection with execution of the Sales Agreement in an amount up to $75,000, in addition to certain ongoing legal expenses.

Stock Repurchase Program

On August 22, 2025, the Board of Directors of the Company authorized and approved a stock repurchase program for up to $250.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is scheduled to expire upon the earliest of (i) June 30, 2026, (ii) when a maximum of $250.0 million of the Company’s common stock has been repurchased, or (iii) when such program is discontinued by the Board of Directors.

Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of shares, general market conditions, cost of capital, the trading price of the common stock, alternative uses for capital, and the Company’s financial performance. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase a particular number of, or any, shares. There is no guarantee as to the exact number or value of shares that will be repurchased by the Company, if any.

The repurchase program is expected to be funded using the Company’s working capital and from funds raised in “at-the-market” offerings or other future financings.

During the three months ended September 30, 2025, a total of 645,072 shares of common stock, for aggregate cost of $16,069,448 were repurchased by the Company. Subsequent to September 30, 2025, a total of 1,454,400 shares of common stock for an aggregate cost of $30,141,810 were repurchased by the Company.

Amended and Restated ATM Sales Agreement

As discussed above, on August 13, 2025, the Company entered into the Sales Agreement with Clear Street, acting as sales agent for the Company’s “at the market offering” program. On August 22, 2025, the Company entered into an Amended and Restated Sales Agreement (the “A&R Sales Agreement”) to sell from time to time through Clear Street, acting as sales agent, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $10.0 billion. The shares of common stock will be issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-289811), filed with the SEC on August 22, 2025, a base prospectus dated August 22, 2025, included as part of the registration statement, and a prospectus supplement dated August 22, 2025, filed by the Company with the SEC pursuant to Rule 424(b) under the Securities Act.

Upon delivery of a placement notice and subject to the terms and conditions of the A&R Sales Agreement, Clear Street may sell the common stock in negotiated transactions or transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on the principal market on which the common stock is listed or any other existing trading market for the common stock.

The Company will designate the maximum amount of common stock to be sold through Clear Street in any placement under the A&R Sales Agreement. Subject to the terms and conditions of the A&R Sales Agreement, Clear Street has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations, to sell on the Company’s behalf all of the shares of common stock requested to be sold by the Company. The Company may instruct Clear Street not to sell common stock if the sales cannot be effected at or above a price designated by the Company in a placement notice. The Company or Clear Street may suspend the offering of common stock pursuant to the A&R Sales Agreement upon proper notice to the other party. The Company and Clear Street each have the right, by giving 10 days’ notice as specified in the A&R Sales Agreement, to terminate the A&R Sales Agreement in each party’s sole discretion at any time. Clear Street, subject to mutual agreement between Clear Street and the Company, may also sell shares of common stock sold to it as principal by any other method permitted by law, including, but not limited to, privately negotiated transactions and block trades. The Company also may sell shares of common stock to Clear Street as principal for its own account, at a price agreed upon at the time of sale. If the Company sells common stock to Clear Street as principal, it will enter into a separate terms agreement setting forth the terms of such transaction.

The A&R Sales Agreement provides that Clear Street will be entitled to aggregate compensation for its services of up to 3.0% of the gross sales price per share of all shares sold through Clear Street under the A&R Sales Agreement. The Company has no obligation to sell any shares under the A&R Sales Agreement. In addition, the Company has agreed to reimburse certain legal expenses incurred by Clear Street in connection with execution of the A&R Sales Agreement in an amount up to $75,000, in addition to certain ongoing legal expenses.

The A&R Sales Agreement contains customary representations, warranties and covenants by the Company. The Company also agreed to provide indemnification and contribution to Clear Street against certain liabilities, including under the Securities Act and the Exchange Act. From time to time, in the ordinary course of business, Clear Street has provided, and in the future may provide, various financial advisory and investment banking services to the Company, for which they have received or will receive customary fees and reimbursement of expenses.

Either party can terminate the Sales Agreement under certain conditions, such as material adverse changes, failure to perform obligations, trading suspensions, or other market or regulatory events. Both the Company and Clear Street can also end the agreement at any time with 10 days’ notice.

During the three months ended September 30, 2025, we sold an aggregate of 739,050 shares of our common stock under the Sales Agreement for gross proceeds of approximately $40,990,338. The Company also paid a $1,513,000 fee to Clear Street related to the A&R Sales Agreement which is reflected as cost of capital.

Since September 30, 2025, we have sold an aggregate of 410,403 shares of our common stock (of which 405,735 have been issued) under the Sales Agreement for net proceeds of approximately $6,861,299, after deducting commissions.

Separation and Release Agreement with Blair Jordan and Jordan Consulting

On September 4, 2025, Mr. Blair Jordan, the then Chief Executive Officer of the Company, and Blair Jordan Strategy and Finance Consulting Inc. (an entity owned by Mr. Jordan)(”Jordan Consulting”) entered into a Separation and Release Agreement with the Company (the “Jordan Separation Agreement”).

Pursuant to the Jordan Separation Agreement, the Company agreed to (a) pay Jordan Consulting $1,350,000 in cash, which would be the amount payable to Jordan Consulting pursuant to the terms of an Executive Consulting Agreement between the Company, Mr. Jordan and Jordan Consulting (the “Jordan Consulting Agreement”), in the event the Board of Directors of the Company decided that Mr. Jordan should step down from the role of Chief Executive Officer of the Company, and such departure was not considered a termination for just cause by the Company or a resignation for good reason by Mr. Jordan under the Jordan Consulting Agreement; (b) execute an assignment in order to transfer any and all rights and ownership to the design or domain of “Volaro” to Jordan Consulting; and (c) confirm that certain of Jordan Consulting’s options that have been granted were fully vested subject to stockholder approval.

Under the Jordan Separation Agreement, Mr. Jordan, Jordan Consulting and the Company, provided each general releases; the Company agreed to continue to indemnify and hold Mr. Jordan and Jordan Consulting harmless against any claims relating to the performance of the Jordan Consulting Agreement; and Mr. Jordan and Jordan Consulting agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement (which were mutual), and cooperation covenants.

Transaction Agreement

On September 8, 2025, 180 SPV Treasury Vehicle I LLC, a wholly-owned subsidiary of the Company (“180 SPV”), entered into A Physically-Settled Spot and Forward Transaction Agreement (the “Transaction Agreement”) with Cumberland DRW LLC (“Counterparty”), to obtain up to $50.0 million from a Counterparty pursuant to the terms of the Transaction Agreement. The Transaction Agreement has a forward rate of 9.90% per annum through the settlement date, which is December 8, 2025 (the “Settlement Date”). The transaction was collateralized by approximately $80.8 million of ETH.

The proceeds from the Transaction Agreement have been used, and are expected to continue to be used by the Company to fund repurchases under the Company’s previously announced $250.0 million stock repurchase program. The Company has obtained a waiver from the holders of certain convertible notes issued by the Company on August 8, 2025 of certain of such holders’ rights such that the execution of the Transaction Agreement by 180 SPV will not result in the redemption of, or an event of default under, such convertible notes.

Resignation of Stephen H. Shoemaker

On September 15, 2025, Stephen H. Shoemaker resigned as a member of the Board, which resignation was not the result of a disagreement with the Company on any matter relating to the registrant’s operations, policies or practices.

In connection with his resignation, the Board, with the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), approved an extension of the expiration date of options to purchase 16,500 shares of common stock at an exercise price of $9.29 per share (the “Options”), which were previously granted to Mr. Shoemaker, and which, absent such extension, would have expired three months after his resignation, to June 17, 2035, the ten year anniversary of the grant date of such Options.

The Company also entered into a consulting agreement with Mr. Shoemaker on September 15, 2025 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Shoemaker agreed to provide consulting services as reasonably requested by the Company during the term of the Consulting Agreement, which is for three months, unless extended by the mutual agreement of the parties. In consideration for providing the services under the Consulting Agreement, the Company agreed to pay Mr. Shoemaker $29,166.66 per month, which is payable by way of the issuance of (a) shares of common stock of the Company equal to $14,583.33, divided by the closing sales price of the Company’s common stock on each monthly anniversary of the effective date of the Consulting Agreement during the term of the Consulting Agreement (or if such date is not a trading day, the last trading day prior to each such applicable date) (collectively, the “Consulting Shares”); and (b) $14,583.33 in cash. The Consulting Agreement contains customary confidentiality and other representations of Mr. Shoemaker.

Executive Employment Agreement with McAndrew Rudisill

On September 15, 2025, the Company entered into an Executive Employment Agreement with Mr. McAndrew Rudisill, the Company’s Chief Executive Officer and Executive Chairman (the “Rudisill Employment Agreement”).

Pursuant to the Rudisill Employment Agreement, the Company agreed to continue to engage Mr. Rudisill as Chairman of the Board and Chief Executive Officer of the Company, during the term of the agreement, which continues until the earlier of (i) Mr. Rudisill providing the Company 30 days written notice of his termination of the Rudisill Employment Agreement, or (ii) December 31, 2028; subject to up to two additional years of automatic renewals, if neither party provides the other intent of its non-renewal prior to December 31, 2028 or if automatically renewed, December 31, 2029.

In consideration for agreeing to provide services under the Rudisill Employment Agreement, we agreed: (a) to pay Mr. Rudisill a base salary of $450,000 per year, with such amount to be reviewed by the Board with the recommendation of the Compensation Committee, at least annually, and may be increased if the Board deems appropriate; (b) that Mr. Rudisill would be eligible to earn an annual discretionary bonus as established by the Board or Compensation Committee, which may consist of restricted stock units (RSUs) and/or cash payments; and (c) that Mr. Rudisill would be entitled to a change of control payment, equal to two percent (2%) of the greater of (i) the market capitalization of the Company on the closing date of a Change in Control (as defined below) or (ii) the total enterprise value (defined by the Company’s market capitalization on the closing date of a Change of Control, plus all outstanding debt, less cash). This Change in Control payment may consist of both RSU’s and/or cash, as determined by the Board or Compensation Committee. For the purposes of the Rudisill Employment Agreement, a “Change in Control” means either (i) a merger or consolidation involving the Company (or one of its subsidiaries where the Company issues shares), unless the transaction is solely for changing the Company’s domicile or results in the Company’s stockholders retaining more than 50% of the voting power in the surviving or parent corporation immediately after the transaction, or (ii) the sale, lease, transfer, exclusive license, or other disposition of all or substantially all of the Company’s or its subsidiaries’ assets or equity, including through the sale or disposition of subsidiaries holding substantially all such assets, except where the transfer is to a wholly-owned subsidiary, provided that transactions carried out principally for bona fide equity financing purposes, where the Company receives cash or debt is cancelled or converted (or a combination thereof), will not constitute a Change in Control.

Separately, upon termination of the Rudisill Employment Agreement for any reason, the Company must promptly, and no later than 30 days after termination (or sooner if required by law), pay Mr. Rudisill (or his surviving spouse or estate) a lump sum covering any portion of his then current salary due through the termination date and reimbursement of eligible expenses incurred. Additionally, if Mr. Rudisill has been employed for more than 12 months, he will also receive severance payment equal to two times his base salary at the time of termination. In addition, if his employment ends within 36 months of the start date (September 15, 2025), he will receive a payment, payable in stock and/or cash as determined by the Board, equal to the greater of (a) 1% of the Company’s market capitalization; or (b) 1% of the total enterprise value (market capitalization plus debt, less cash) of the Company, at the time of termination. Payment of these severance benefits are conditioned on Mr. Rudisill executing a general release of claims against the Board relating to his employment or service with the Company.

The Rudisill Employment Agreement also contains customary confidentiality obligations and work made for hire language. In addition, Mr. Rudisill is eligible to receive certain employee benefits, including profit sharing, medical, disability and life insurance plans and programs, that are established and made generally available by the Company from time to time to its employees, subject, however, to the applicable eligibility requirements and other provisions of such plans and programs (including, without limitation, requirements as to position, tenure, location, salary, age and health).

Notwithstanding the terms of the Rudisill Employment Agreement, as discussed above, the Board and/or Compensation Committee may from time to time, in their discretion, increase Mr. Rudisill’s base salary or award discretionary bonuses to Mr. Rudisill, which may take the form of cash consideration or equity.

The Rudisill Employment Agreement superseded the offer letter previously provided to Mr. Rudisill to serve on the Company’s Board.

Purchase and Subscription Agreement

On October 22, 2025, we entered into a Purchase and Subscription Agreement (the “Satschel Agreement”) with Satschel, Inc., a Delaware corporation (“Satschel”). Satschel owns Liquidity.io, a regulated broker-dealer and operator of a Digital Alternative Trading System (ATS) platform (the “Platform”).

Pursuant to the Satschel Agreement, Satschel sold us shares of its Class A Common Stock representing 15% of its fully-diluted capitalization (the “Satschel Securities”), in consideration for (a) $5 million in cash; and (b) 556,174 shares of our common stock with an agreed value of $10 million, which are subject to a six month lock-up (the “Satschel Shares”).

The Satschel Agreement includes (i) customary representations of each of the parties; (ii) positive and negative covenants required to be met by Satschel following the Closing (defined below), relating to required quarterly budgets, financial reporting, minimum cash balances and notification of key personnel changes, as well as budget compliance, and restrictions on new business lines, capital expenditures, compensation adjustments, indebtedness, sales or dispositions of assets and operations, public listings and reverse mergers, issuances of securities, and amendments to Satschel’s governing documents, without the prior written consent of the Company, subject to certain exceptions; and (iii) customary indemnification requirements of the parties, subject to a $50,000 deductible and a $2 million cap, subject to certain customary exceptions.

The Satschel Agreement also provides certain additional rights to the Company following the Closing, including (a) the exclusive right in perpetuity to list any digital tokens or assets issued on Ethereum Layer 2 protocols on the Platform; (b) a right of first refusal until the earlier of (i) five years following the Closing Date; and (ii) the date that Satschel becomes publicly-traded, to acquire any equity securities of Satschel that it may offer or sell; and (c) the right to appoint one member of the Board of Directors of Satschel, for so long as the Company owns any equity interests of Satschel.

The acquisition contemplated by the Satschel Agreement closed on October 22, 2025.

Liquidity.io delivers a fully regulated marketplace for trading private assets, combining Securities and Exchange Commission (SEC)-licensed exchange infrastructure with Ethereum L2 tokenization. The Platform enables institutional and accredited investors to access private secondaries, structured credit, and real-world assets (RWAs) through a single compliant marketplace with instant settlement and liquidity.

We believe this relationship with Satschel establishes a foundation for our anticipated future growth and delivers several key strategic benefits, including:

●	Expanded liquidity and market access: Enables the Company to leverage Liquidity.io’s ATS to convert future Company-issued tokenized RWAs into compliant, tradable instruments with both primary and secondary market liquidity.

●	Regulatory integration: Supports end-to-end regulatory oversight, investor onboarding, and settlement, aligning the Company’s on-chain products with institutional compliance requirements.

●	Strategic alignment: As part of the transaction, and as discussed above, the Company has invested $15 million (of cash and stock) to acquire a 15% interest in Satschel, with a right of first refusal to acquire additional equity in future funding rounds. In addition, we secured the exclusive right to list Ethereum L2 tokens on the Platform.

Assignment and Settlement Agreement

On November 6, 2025, the Company and CannBioRex Pharma Limited, a  company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of the Company (“CannBioRex”), entered into an Assignment and Settlement Agreement (the “Oxford Assignment Agreement”) dated November 5, 2025, with the Chancellor, Masters and Scholars of the University of Oxford (“Oxford”) and Oxford University Innovation Limited, a wholly-owned subsidiary of Oxford University (“OUI”). Pursuant to the Agreement, we have agreed to (i) terminate a 2013 license agreement between OUI and the Company (then known as 180 Life Sciences Corp.), pursuant to which we were granted certain rights under OUI’s patent related to the treatment of Dupuytrens’s Disease (the “OUI Patent”) and the use of clinical data generated by Oxford in clinical trials; (ii) assign all of our intellectual property rights relating primarily to the treatment of Dupuytrens’s Disease, including a patent relating to the Dupuytren’s Contracture indication (the “Company IP”), to OUI; and (iii) terminate a series of research sponsorship, research support, and studentship agreements between Oxford, the Company, and CannBioRex (collectively, the “Research Agreements”).

The Oxford Assignment Agreement requires us to pay Oxford, within seven days after execution, an initial payment of $500,000 which has been paid, to be applied toward the repayment of $1,675,500 in unpaid research fees owed by CannBioRex to Oxford pursuant to the Research Agreements (the “Research Fees”). Pursuant to the Oxford Assignment Agreement, OUI has agreed to use its commercially reasonable best endeavors to promptly negotiate and finalize (and will not intentionally delay or interfere with) the sale of the OUI Patent and Company IP. If any party acquires ownership or exclusive rights in the Company IP within 36 months of the date of the Agreement, OUI will apply the amount received from such sale, first to the full repayment of the balance of the Research Fees to Oxford, and thereafter fifty percent of the remaining net revenues to the Company, up to a maximum net revenue share of $5 million.

The Oxford Assignment Agreement includes a mutual release and settlement of claims, customary representations of each of the parties, and mutual confidentiality provisions. In addition, we have agreed to indemnify OUI and Oxford against any third party claims against them by our shareholders or by Glenn Larsen (former chief executive officer of our subsidiary, 180 Therapeutics L.P.) arising from the Oxford Assignment Agreement, the termination of the License Agreement and Research Agreements, or the assignment of the Company IP to OUI.

Significant Financial Statement Components

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

Other significant general and administrative costs include costs relating to overhead costs, legal fees relating to corporate and patent matters, litigation, SEC filings, insurance, investor relations costs, fees for accounting and consulting services, stock-based compensation and other general and administrative costs. General and administrative costs are expensed as incurred, and we accrue amounts for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers and adjusting our accruals as actual costs become known.

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

Digital Asset Gains and Losses

Digital Asset Gains and losses represent unrealized and realized gains and losses from our digital asset holdings.

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	For the Three Months Ended September 30,
	2025	2024
Revenue:
Revenue	$4,110,169	$-
Total Revenue	4,110,169	-

Operating Expenses:
General and administrative	224,604,532	596,172
Total Operating Expenses	224,604,532	596,172
Loss From Operations	(220,494,363)	(596,172)

Other (Expense) Income:
Dividend income	616,725	-
Interest income	327,211	-
Other income	-	76,639
Interest expense	(319,909)	(10,552)
Change in fair value of convertible debt	3,724,344	-
Change in fair value of available for sale securities	(74,788)	-
Digital asset gains and losses	7,549,815	-
Loss on settlement of liabilities	-	(2,304)
Total other income, net	11,823,398	63,783
Loss Before Income Taxes	(208,670,965)	(532,389)
Income tax benefit	-	-
Net Loss From Continuing Operations	(208,670,965)	(532,389)

Net Loss From Discontinued Operations	(8,071,091)	(304,331)

Net Loss	$(216,742,056)	$(836,720)

During the three months ended September 30, 2025, the Company made a strategic shift in its operations to no longer pursue its pharmaceutical research operations or the Gaming Technology Platform. As such, these operations are presented as discontinued operations in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024.

General and Administrative

We incurred general and administrative expenses of $224,604,532 and $596,172 for the three months ended September 30, 2025 and 2024, respectively, representing an increase of $224,008,360 for the 2025 period, compared to the 2024 period. The increase in general and administrative expense was mainly due to an approximately $208,000,000 increase in stock compensation related to the issuance of options and warrants during the period. Additionally, the increase comprised of $9,000,000 due to adjustment in fair value for the Convertible Notes, $1,700,000 in bonus payment to prior management, $1,600,000 increase in director fees, a $900,000 increase in legal fees, a $900,000 increase in rent and lease expense, and a $596,000 increase in insurance expenses.

Other Income (Expense), Net

We incurred other income, net of $11,823,398 during the three months ended September 30, 2025, as compared to other income, net of $63,783 for the three months ended September 30, 2024, representing an increase in other income, net of $11,759,615. The increase is primarily attributable to a $7,549,815 change in value of digital assets, a $3,724,344 change in fair value of convertible debt, $616,725 in dividend income, and $327,211 in interest income which were offset by interest expense of $319,909 and change in available for sale securities of $74,788.

Net Loss

We had a net loss from continuing operations of $208,670,965 for the three months ended September 30, 2025, compared to a net loss of $532,389 for the three months ended September 30, 2024, representing an increase in net loss of $208,138,576, for the reasons discussed above.

For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	For the Nine Months Ended September 30,
	2025	2024
Revenue:
Revenue	$4,110,169	$-
Total Revenue	4,110,169	-

Operating Expenses:
General and administrative	227,954,479	3,471,965
Total Operating Expenses	227,954,479	3,471,965
Loss From Operations	(223,844,310)	(3,471,965)

Other (Expense) Income:
Dividend income	616,725	-
Interest income	340,085	-
Other income	-	1,789,443
Interest expense	(319,909)	(28,977)
Change in fair value of convertible debt	3,724,344	-
Change in fair value of available for sale securities	(74,788)	-
Digital asset gains and losses	7,549,815	-
Change in fair value of derivative liabilities	-	58
Gain on settlement of liabilities	-	52,695
Total other income, net	11,836,272	1,813,219
Income (Loss) Before Income Taxes	(212,008,038)	(1,658,746)
Income tax benefit	-	-
Net Loss From Continuing Operations	(212,008,038)	(1,658,746)

Net Loss From Discontinued Operations	(8,829,854)	(235,937)

Net Loss	$(220,837,892)	$(1,894,683)

During the three months ended September 30, 2025, the Company made a strategic shift in its operations to no longer pursue its pharmaceutical research operations or the Gaming Technology Platform. As such, these operations are presented as discontinued operations in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024.

General and Administrative

We incurred general and administrative expenses of $227,954,479 and $3,471,965 for the nine months ended September 30, 2025 and 2024, respectively, representing an increase of $224,482,514 for the 2025 period, compared to the 2024 period. The increase in general and administrative expense was mainly due to an approximately $209,000,000 increase in stock compensation related to the issuance of options and warrants during the period. Additionally, the increase included $9,000,000 due to the adjustment in fair value of our Convertible Notes, $1,700,000 in bonus payment to prior management, $1,800,000 of increase in director fees, $1,100,000 in legal fees, and a $900,000 increase in rent and lease expense.

Other Income (Expense), Net

We incurred other income, net of $11,836,272 during the nine months ended September 30, 2025, as compared to other income, net of $1,813,219 for the nine months ended September 30, 2024, representing an increase in other income, net of $10,023,053. The increase is primarily attributable to $7,549,815 change in value of digital assets, a $3,724,344 change in fair value of Convertible Notes, $616,725 in dividend income, and $340,085 in interest income which were offset by a decrease in other income of $1,789,443 related to proceeds received from AmTrust International Underwriters DAC (“AmTrust”), which was our premerger directors’ and officers’ insurance policy, in the prior year, interest expense of $319,909 and change in available for sale securities of $74,788.

Net Loss From Continuing Operations

We had a net loss from continuing operations of $212,008,038 for the nine months ended September 30, 2025, compared to a net loss of $1,658,746 for the nine months ended September 30, 2024, representing an increase in net loss of $210,349,292, for the reasons discussed above.

Non-GAAP Financial Measures

Although we believe that net income or loss, as determined in accordance with U.S. GAAP, is the most appropriate earnings measure, we use EBITDA and Adjusted EBITDA as key profitability measures to assess the performance of our business. We believe these measures help illustrate underlying trends in our business and we use these measures to establish budgets and operational goals, and communicate internally and externally, in managing our business and evaluating its performance. We also believe these measures help investors compare our operating performance with its results in prior periods in a way that is consistent with how management evaluates such performance. EBITDA is a non-GAAP profitability measure that represents net income or loss for the period before the impact of the interest expense, income tax expense (benefit) and depreciation and amortization of property, plant and equipment and intangible assets. EBITDA eliminates potential differences in performance caused by variations in capital structures (affecting financing expenses), the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense).

Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA certain costs that are required to be expensed in accordance with GAAP, including non-cash stock-based compensation, business development and integration expenses, offering costs, non-cash adjustments to the fair value of earnout consideration, and non-cash adjustments to the fair value of outstanding warrants. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

Each of the profitability measures described below are not recognized under GAAP and do not purport to be an alternative to net income or loss determined in accordance with GAAP as a measure of our performance. Such measures have limitations as analytical tools, and should not be considered in isolation or as substitutes for our results as reported under U.S. GAAP. EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used only in conjunction with our GAAP profit or loss for the period. Our management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.

EBITDA and Adjusted EBITDA are unaudited, and have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, or future or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, capital expenditures or working capital needs; EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments; although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. In addition, other companies in this industry may calculate EBITDA and Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable U.S. GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable U.S. GAAP financial measure. For more information on these non-GAAP financial measures, please see the below reconciliation of these non-GAAP financial measures to their GAAP counterparts.

The reconciliation of Net loss from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 is as follows:

Net Loss From Continuing Operations	$(208,670,965)	$(532,389)	$(212,008,038)	$(1,658,746)

Interest	319,909	10,552	319,909	28,977
Taxes	-	-	-	-
Depreciation and amortization
EBITDA	(208,351,056)	(521,837)	(211,688,129)	(1,629,769)

Stock-based compensation (1)	208,241,459	16,456	208,922,667	274,826
Convertible debt offering costs (2)	8,575,412	-	8,575,412	-

Adjusted EBITDA	$8,465,815	$(505,381)	$5,809,950	$(1,354,943)

(1)	Represents non-cash stock-based compensation expense associated with employee and non-employee equity awards, including Strategic Advisor Warrants and Additional Strategic Advisor Warrants, and employee stock options awarded in connection with closing the Private Placement, included in general and administrative expenses on the consolidation statements of operations and comprehensive income.

(2)	Represents professional fees incurred in connection with the Convertible Notes which are included in general and administrative expenses on the consolidation statements of operations and comprehensive income.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents and restricted cash equivalents balances of $558,901,384 and $4,567,251, respectively, and a working capital of $506,159,940 and $1,636,486, respectively.

For the nine months ended September 30, 2025, cash used in operating activities from continuing operations totaled $18,286,323 compared to cash used in operating activities from continuing operations of $531,565 for the nine months ended September 30, 2024. Cash used in operating activities was $18,418,600 and cash used in operating activities was $546,177 for the nine months ended September 30, 2025 and 2024, respectively. Our cash used in operations for the nine months ended September 30, 2025 was primarily attributable to our net loss from continuing operations of $212,008,038, adjusted for non-cash expenses in the aggregate amount of $193,613,127 (mainly due to $208,922,667 of stock based compensation), as well as $108,588 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash provided by operations for the nine months ended September 30, 2024 was primarily attributable to our net loss from continuing operation of $1,658,746, adjusted for non-cash expenses in the aggregate amount of $222,073 as well as $905,108 of net cash used to fund changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2025, cash used in investing activities from continuing operations totaled $252,370,414 compared to cash used in investing activities from continuing operations of $0 for the nine months ended September 30, 2024. Cash used in investing activities related to the purchase of marketable securities of $8,890,596 and $243,479,818 for the purchase of cryptocurrency.

For the nine months ended September 30, 2025, cash provided by financing activities from continuing operations totaled $825,274,591 compared to cash used in financing activities from continuing operations of $996,005 for the nine months ended September 30, 2024. Cash used in financing activities from discontinued operations was $151,444, compared to cash used in financing activities of $13,973 from discontinued operations for the nine months ended September 30, 2024. Cash provided by financing activities was $825,123,147 and cash used in financing activities was $1,009,978 for the nine months ended September 30, 2025 and 2024, respectively. Cash provided by financing activities primarily related to cash proceeds from shares issued for cash and warrants, net of $286,843,926 (mainly due to the Private Placement), proceeds from convertible debt, net of $500,000,000 (in connection with the sale of the Convertible Notes), proceeds from collateralized loan of $50,000,000 and cash proceeds from the exercise of warrants of $5,605,706, which were offset by treasury stock purchases of $16,121,428 and repayment of loan payable – related party of $1,000,000 for the nine months ended September 30, 2025. Cash used in financing activities primarily related to the repayment of loan payable of $996,494 for the nine months ended September 30, 2024.

See also the Notes to Consolidated Financial Statements in “Part I – Item 1. Financial Statements”, for a more detailed discussion of our debt and obligations, including “Note 8 – Debt”.

In August 2025, our Board of Directors implemented an Ethereum-focused treasury strategy, with ETH serving as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business. Our goal is to acquire and grow our overall ETH position and utilize professional treasury strategies to significantly increase our ETH holdings. We have not set a specific target for the maximum amount of ETH we seek to hold. Our treasury strategy focuses on increasing the amount of ETH through a combination of capital raising activities and treasury activities including staking, restaking, liquid staking and other DeFi activities. We expect that ETH will serve as our primary treasury reserve asset in the future. We aim to maximize ETH accumulation and value accretion, while maintaining robust controls and oversight over these digital assets. While our new strategy is expected to generate significant revenue and operating cash flow, there are no assurances that we will be successful with this strategy

We may also pursue additional offering transactions as needed to fund our operations and financing obligations. Future offering transactions may include common stock, warrant coverage, or other convertible securities, with such terms as approved by the Board of Directors of the Company, again, subject in all cases to applicable Nasdaq stockholder approval rules and guidance where applicable. Notwithstanding the above, as of the date of this Report, the Company has not agreed to any definitive funding terms or finalized any offering structures.

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

Recent Financing Transactions

Warrant Inducement Agreement and Related Transactions

On October 16, 2024, we entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of warrants to purchase up to 47,706 shares of common stock and (i) warrants to purchase up to 1,614 shares of common stock issued in July 2022; (ii) warrants to purchase up to 13,534 shares of common stock issued in December 2022; (iii) warrants to purchase up to 8,267 shares of common stock issued in April 2023; and (iv) warrants to purchase up to 24,292 shares of common stock issued in August 2023, each with an exercise price of $32.30 per share (collectively, the “Exercised Warrants”), pursuant to which the Holder agreed to exercise for cash the Exercised Warrants to purchase an aggregate of 95,007 shares of common stock at an exercise price of $34.80 per share ($2.50 greater than the $32.30 per share exercise price of such Exercised Warrants) during the period from the date of the Inducement Agreement until 1:15 p.m., Eastern Time, on October 16, 2024. On October 16 and 17, 2024, the Exercised Warrants were exercised in full for cash by the Holder and the Company received $3,306,240 before deducting financial advisory fees and other expenses payable by us.

In consideration of the Holder’s agreement to exercise the Exercised Warrants in accordance with the Inducement Agreement, the Company agreed to issue new unregistered Warrants to Purchase Shares of Common Stock (the “New Warrants”) to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the Exercised Warrants, i.e., warrants to purchase up to 190,014 shares of common stock (the “New Warrant Shares”). The New Warrants were immediately exercisable and had a term of exercise of five years.

The New Warrants had an exercise price of $15.00 per share. The exercise price and the number of shares of common stock issuable upon exercise of each New Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of New Warrants will be entitled to receive, upon exercise of the New Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the New Warrants immediately prior to the fundamental transaction.

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

December 2024 Offering

On December 27, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, including the Holder (the “SPA”). Pursuant to the terms of the SPA, the Company agreed to sell, in a registered direct offering, an aggregate of 120,000 shares of the Company’s common stock (the “December 2024 Shares”) and, in a concurrent private placement, warrants to purchase up to 120,000 shares of common stock (the “December 2024 Warrants”). The combined purchase price per December 2024 Share and December 2024 Warrant was $24.10. The offerings closed on December 30, 2024.

The December 2024 Warrants were immediately exercisable on their grant date at an exercise price of $22.80 per share and expire five and a half years following the initial exercise date.

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

July 2025 Securities Purchase Agreement

As discussed in greater detail above under “Recent Events—Securities Purchase Agreement”, on August 4, 2025, we sold the Purchasers (i) 14,393,417 shares of common stock of the Company at an offering price of $26.50 per share, and (ii) $26.499 per pre-funded warrant to purchase up to an aggregate of 1,749,585 shares of common stock in the Private Placement.

After paying the cash expenses of Clear Street and Maxim in connection with the Private Placement, we raised net proceeds of $245,035,447 in cash and $171,287,512 in contributed ETH, which we used to fund our digital asset purchases.

Amendment to Securities Purchase Agreements and Warrants

On July 28, 2025, the Company entered into an amendment to (i) the Securities Purchase Agreement, dated February 19, 2021, by and among the Company and the investors party thereto and (ii) the Securities Purchase Agreement, dated August 19, 2021, by and among the Company and the investors party thereto, by which the investors purchased at least 50.1% in interest of the shares of common stock based on the subscription amounts thereto, to remove a prohibition on variable rate transactions and reduce the exercise price of warrants to $26.50.

Convertible Note Sales

As discussed in greater detail above under “Recent Events —Initial Senior Convertible Note Sales and “—New Senior Convertible Note Sales” on August 8, 2025 and September 23, 2025, we sold $156.25 million and $360 million of Convertible Notes.

ATM Sales Agreement

As discussed in greater detail above under “Recent Events—ATM Sales Agreement” and “—Amended and Restated ATM Sales Agreement”, on August 13, 2025 we entered into a Sales Agreement with Clear Street, which was amended and restated on August 22, 2025.

During the three and nine months ended September 30, 2025, we sold an aggregate of 739,050 and 739,050 shares of our common stock under the Sales Agreement for gross proceeds of approximately $40,990,338 and $40,990,338, after deducting commissions. Of this amount, $0 is expected to be received in October 2025.

Since September 30, 2025, we have sold an aggregate of 410,403 shares of our common stock under the Sales Agreement for net proceeds of approximately $6,943,380, after deducting commissions.

Transaction Agreement

As discussed in greater detail above under “Recent Events—Transaction Agreement”, on September 8, 2025, we entered into the Transaction Agreement and borrowed $50 million from the Counterparty.

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

Digital Assets

The Company’s digital assets include Ether, the native cryptocurrency of the Ethereum blockchain (“ETH”), liquid staking tokens(“LST”), and liquid staking incentive tokens.

Crypto assets within the scope of ASC 350-60 Intangibles—Goodwill and Other—Crypto Assets(“ASC 350-60):

ETH and liquid staking incentive tokens have been determined to fall within the scope of ASC 350-60. The company reflects crypto assets held at fair value on the consolidated balance sheets within the Digital Assets line item. Changes in the fair value of crypto assets are recognized in income, reflected within the Digital asset gains and losses within the consolidated statement of operations.

In determining the fair value of digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”). The Company utilizes Coinbase as the principal market. The Company uses a first-in, first-out methodology to assign costs to digital assets.

Non-monetary receivable with an embedded derivative within the scope of ASC 310, Receivables (“ASC 310”) and ASC 815-15, Derivatives and Hedging – Embedded Derivatives (“815-15”):

The Company’s LST, comprised of weETH and pufETH, has been determined to fall within the scope of ASC 310 and ASC 815-15 and is accounted for as a non-monetary receivable with an embedded derivative. The host contract represents the holder’s right to receive ETH denominated in USD and is carried at cost.

The embedded derivative component is measured at fair value at each reporting date, using observable prices in the principal market in accordance with ASC 815-15 and ASC 820, Fair Value Measurement (“ASC 820”). Where quoted prices are directly available in active markets, the embedded derivatives are classified as Level 1 within the fair value hierarchy; if observable market prices are not available, management utilizes other relevant inputs and valuation techniques, which may result in Level 2 or Level 3 classification.

Upon redemption of liquid staking tokens for ETH, the Company derecognizes both the receivable and the embedded derivative, recognizing ETH at fair value. Any difference between the carrying amount and the fair value of ETH received is recognized as a gain or loss, which amounted to $24,199,453 for the period.

Management has exercised judgment in determining the principal market, fair value hierarchy, and bifurcation of embedded derivatives. There is diversity in industry practice regarding the measurement and recognition of liquid staking tokens and related rewards. The Company continually evaluates the principal market and the reliability of inputs to ensure that fair value measurements reflect current market conditions.

ETH Staking

Beginning in August 2025, the Company used the proceeds from its capital raising activities to acquire and deploy ETH in staking activities, which can include native staking, liquid staking and restaking. The Company has entered into separate contractual agreements with various third-party entities to facilitate its ETH staking activities. The Company commenced both native staking in August of 2025 and commenced liquid staking in September 2025. The Company intends for staking to become a primary yield generation strategy of the Company within the current fiscal year.

Native Staking

The Company utilized one third-party asset manager to manage and stake ETH on its behalf as of September 30, 2025. Under these arrangements, the Company’s ETH is held by a qualified custodian and staked in the Ethereum protocol through a third-party validator operator (e.g., Coinbase). The validator operator manages the staking process and delegates the Company’s ETH to network validators. When selected by the Ethereum network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated.

ETH used in native staking is retained on the Company’s balance sheet as a crypto asset measured at fair value in accordance with ASC 350-60. The Company does not derecognize ETH when participating in native staking because it retains the ability to direct the use of the asset and obtain substantially all benefits.

The validator operator (e.g., Coinbase) is considered the customer, as it receives the Company’s staking capacity (the performance obligation) and, in exchange, provides staking rewards. The contract duration for native staking is typically determined by the daily reward cycle, consistent with the period in which enforceable rights and obligations exist under the Company’s agreements with validator operators. The Company has determined that a new contract is effectively renewed each day, such that contract inception changes daily. Revenue from native staking is recognized over time because the customer simultaneously receives and consumes the benefit of the Company’s performance throughout the daily reward cycle.

Revenue from native staking is recognized at the end of each daily period, when the Company’s right to staking rewards becomes determinable (i.e., when the constraint is lifted). The amount of revenue recognized is measured at the fair value of rewards at contract inception for that day, net of validator commissions, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and ASC 820. Rewards represent noncash consideration and are measured using quoted prices in the principal market at contract inception. Subsequent changes in the fair value of ETH after initial recognition are recorded as unrealized gains or losses.

Because the Company is not the principal to the block validation service, but rather provides staking capacity to third parties, it does not control the full output of the reward-generating activity and instead receives net staking rewards after validator commissions are deducted. Staking revenue is presented on a net basis, reflecting only the portion of protocol rewards to which the Company is entitled. Asset manager fees are presented as separate operating expenses.

Liquid Staking

The Company participates in liquid staking arrangements, whereby ETH is deposited into third-party protocols (such as ether.fi or Puffer) in exchange for liquid staking tokens (e.g., weETH, pufETH). These tokens represent the right to redeem underlying ETH and accrued rewards, and may be transferred, traded, or used in other decentralized finance (DeFi) transactions, providing ongoing liquidity and access to additional yield opportunities. In certain arrangements, liquid staking tokens may also be restaked into additional protocols to earn incremental rewards.

Upon deposit, the Company derecognizes the ETH and recognizes a non-financial receivable with an embedded derivative, reflecting the right to receive ETH and protocol rewards. The host contract is measured at cost (the value of ETH deposited), while the embedded derivative is bifurcated and measured at fair value through earnings, reflecting exposure to ETH price and protocol yield variability, in accordance with ASC 310 and ASC 815-15. Subsequent changes in the fair value of liquid staking tokens and embedded derivatives after initial recognition are not included in revenue but are recognized separately in earnings as unrealized gains or losses. Gains or losses realized upon redemption or sale of liquid staking tokens are recognized in accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).

The protocol or platform (e.g., ether.fi or Puffer) to which the Company delegates its ETH is considered the customer, as it receives the Company’s staking capacity (the performance obligation) and, in exchange, provides staking rewards and incentive tokens (based on hitting certain ETH deposit thresholds). The contract duration for liquid staking is based on the ability of either party to terminate with 30 days’ notice; for accounting purposes, a new contract is considered to begin each day, reflecting the daily renewal of enforceable rights and obligations (i.e., a new 30 day contract is renewed on a daily basis). Revenue from liquid staking is recognized over time because the customer simultaneously receives and consumes the benefit of the Company’s performance throughout the duration of the contract.

Revenue from liquid staking is recognized at the end of each daily period, when the Company’s right to staking rewards and incentive tokens (e.g., PUFFER, ETHFI) becomes determinable (i.e., when the constraint is lifted). The amount of revenue recognized is measured at the fair value of rewards and incentive tokens at contract inception for that day, net of validator commissions, in accordance with ASC 606 and ASC 820. Rewards represent noncash consideration and are measured using quoted prices in the principal market at contract inception. Fair value for liquid staking tokens is determined based on the underlying ETH and accrued rewards to which the Company is entitled, rather than the quoted token price, because the redemption ratio between ETH and liquid staking tokens (e.g., weETH, pufETH) fluctuates over time as rewards accrue and protocol fees apply.

Because the Company is not the principal to the block validation service, but rather provides staking capacity to third parties, it does not control the full output of the reward-generating activity and instead receives net staking rewards after validator commissions are deducted. Asset manager or protocol fees are presented as separate operating expenses.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606.

To determine revenue recognition for contracts with customers, the Company performs the following five steps:

1.	identify the contract with the customer,

2.	identify the performance obligations in the contract,

3.	determine the transaction price, including variable consideration to the extent it is probable a significant future reversal will not occur,

4.	allocate the transaction price to the respective performance obligations in the contract, and

5.	recognize revenue when (or as) the Company satisfies the performance obligation.

The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

Native Staking Revenue

The validator operator (e.g., Coinbase) is considered the customer, as it receives the Company’s staking capacity (the performance obligation). The Company acts as an agent in native staking transactions, delegating ETH to third-party validator operators who perform the technical validation responsibilities.

The contract duration for native staking is defined by the daily reward cycle under the Company’s agreements. Native staking rewards are recognized as revenue over time and at the end of each contract period (typically daily) when the Company’s share of rewards is determinable. The fair value of staking rewards, which are received as noncash consideration, is measured using quoted prices from the principal market at contract inception of each daily period, in accordance with ASC 606 and ASC 820. Subsequent changes in the fair value of ETH after initial recognition are recorded as unrealized gains or losses. The amount of revenue recognized is presented net of validator or other protocol fees.

Liquid Staking Revenue

The protocol or platform (e.g., ether.fi or Puffer) is considered the customer, as it receives the Company’s staking capacity (the performance obligation). The Company acts as an agent in liquid staking transactions, delegating ETH to third-party protocols or platforms who perform the technical validation responsibilities.

The contract duration for liquid staking is based on the ability of either party to terminate the contract with 30 days’ notice without cause. The Company has determined that a new 30-day contract is effectively renewed each day, such that contract inception changes daily. Revenue from staking rewards and incentive tokens is recognized over time and at the end of each day when the Company’s proportional share of rewards is determinable, measured at fair value at contract inception for that day, net of validator commissions. Fair value is based on the underlying ETH and accrued rewards, not the market price of the liquid staking tokens. The ratio between ETH and liquid staking tokens changes over time as rewards accrue and protocol economics adjust; this variability does not affect the timing of revenue recognition but is considered in determining fair value at contract inception. Rewards represent noncash consideration and are measured using quoted prices in the principal market at contract inception.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) (principal executive officer) and Chief Accounting Officer (CAO) (principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

The Company’s management evaluated, with the participation of our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Report (September 30, 2025). Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation that arises in the ordinary course of our business; however, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Prior litigation and other legal proceedings which have now been settled are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 12 – Commitments and Contingences”, under the heading Legal Matters.

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

Risks Relating to Our Transaction Agreement and Convertible Notes

The Transaction Agreement is collateralized by a significant amount of our ETH.

While the Transaction Agreement provides for an aggregate amount of up to $80 million, it is collateralized by approximately $125 million of ETH. Upon an event of default under the Transaction Agreement, the Counterparty may enforce its security interest over such ETH and take ownership thereof in an amount sufficient to repay all obligations under the Transaction Agreement. If that were to occur, any investment in the Company (including, but not limited to, any investment in our common stock) could lose value or become worthless.

Our stockholders may experience significant dilution as a result of conversion of our Convertible Notes.

As of the date of this Report we have outstanding Convertible Notes in the principal amount of approximately $516 million. The Convertible Notes currently have a Conversion Price of $30.10 per share of common stock. The Convertible Notes provide that, if at any time and from time to time on or after the issuance date thereof, there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the Company’s common stock, other than the 1-for-10 reverse stock split effective October 20, 2025 and the Event Market Price is less than the Conversion Price then in effect (after giving effect to certain adjustments), then on the 16th Trading Day (as defined in Convertible Notes) immediately following such Stock Combination Event Date, the Conversion Price then in effect on such sixteenth (16th) Trading Day (after giving effect to certain adjustments) shall be reduced (but in no event increased) to the Event Market Price. Event Market Price means, with respect to any Stock Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average prices (VWAP) of the Company’s common stock for each of the five Trading Days with the lowest VWAP of the Company’s common stock during the 15 consecutive Trading Day period ending and including the Trading Day immediately preceding the 16th Trading Day after such Stock Combination Event Date, divided by (y) five.

Additionally, if the Company issues or sells shares of common stock at a price lower than the then-current conversion price of the Convertible Notes, subject to certain excepted issuances, the conversion price of the Convertible Notes will be adjusted downward to match the price of such newly issued shares. Finally, if the Company issues or enters into an agreement to issue common stock, options, or convertible securities with a price that varies or may vary with the market price of the common stock (excluding certain at-the-market offerings and customary anti-dilution adjustments), subject to certain customary exceptions, the holders of the Convertible Notes have the right, but not the obligation, to elect to use such “Variable Price” for purposes of converting the Convertible Notes. The holder may make this election on a per-conversion basis and is not required to rely on the Variable Price for any future conversions.

Our stockholders may experience significant dilution as a result of the conversion of the Convertible Notes.

The Convertible Notes contain covenants that limit our flexibility.

The Convertible Notes rank senior to all other indebtedness and are secured by a first priority security interest, and contain certain participation rights and covenants that impose certain restrictions on us, including covenants that limit our ability to issue additional securities that would dilute or conflict with the Convertible Notes during specified periods. These restrictions could limit our ability to raise additional capital or pursue strategic opportunities, potentially impacting our operating and financial flexibility. These restrictions may limit our ability to obtain additional financing on favorable terms, which could adversely affect our operating and financial flexibility.

The Convertible Notes are secured by a significant portion of our assets.

The Convertible Notes are secured by $80.8 million of Ether (ETH) and approximately $500 million in cash. As a result of the above, the holders of the Convertible Notes, in the event of the occurrence of a default under the Convertible Notes, may enforce their security interests over our assets which secure such obligations, may take control of our assets and operations, and/or force us to curtail or abandon certain of our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to, any investment in our common stock) could lose value or become worthless.

The Investor may require we repay the Convertible Notes after May 8, 2026.

At any time after May 8, 2026, the Investor shall have the right to require that the Company redeem all or any part of the outstanding Convertible Notes. Additionally, if at any time (i) the loan to value ratio of the Convertible Notes is greater than 85%, or (ii) upon the occurrence of any Trigger Event (as defined in the Convertible Notes), the Investor has the right to require that the Company redeem all or any part of the outstanding Convertible Notes in cash at a price equal to 100% of the amount of such Convertible Note being redeemed. We may not have available cash to pay the redemption price of the Convertible Notes, may be forced to borrow additional funds to repay such redemption price, which may not be available on favorable terms, if at all, or may be forced to sell equity to pay such redemption price, which sales may cause significant dilution to existing stockholders. In the event we are unable to pay the redemption price of such Convertible Notes, if called for redemption, we could face penalties and such requirement to redeem such convertible notes or our failure to redeem such convertible notes, could have a material adverse effect on our operations and/or cash flow, and cause the value of our securities to decline in value or become worthless. In addition, the Convertible Notes are secured by $656.25 million in cash and $94.5 million of ETH and our failure to redeem the Convertible Notes could enable the Investor to take ownership of such cash and ETH, which could in turn have a material adverse effect on the Company and cause the value of our securities to decline in value or become worthless.

We will need to raise additional funding in the future to repay the Convertible Notes and amounts owed under the Transaction Agreement.

As of the date of this Report, we owe approximately $50 million under the Transaction Agreement and $516 million in Convertible Notes. We will need to raise additional funding to repay those amounts when due, December 8, 2025 and September 23, 2028, respectively. Since our inception, we have funded our operations mainly with the proceeds from equity and debt financing. We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the sale of equity and debt funding that is convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure.

We expect that, wherever possible, the Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock, preferred stock or warrants to purchase shares of our common stock. The Board of Directors has authority, without action or vote of the stockholders, but subject to Nasdaq rules and regulations (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

Such potential dilution may be exacerbated by increases in our authorized shares of common stock and/or decreases in our outstanding shares of common stock.

Risks Related to our Ethereum Treasury Strategy and ETH Holdings

ETH is a highly volatile asset, and fluctuations in the price of ETH are likely to influence our financial results and the market price of our ETH.

Ethereum is a highly volatile asset, and fluctuations in the price of ETH are likely to influence our financial results and the market price of our common stock. ETH is the native digital asset and unit of account on the Ethereum network. The market value of ETH is not related to any specific company, government or asset. The valuation of ETH depends on a number of factors, including future expectations for the value of the Ethereum network, the number of ETH transactions, and the overall usage of ETH as an asset. This means that a significant amount of the value of ETH is speculative, which could lead to increased volatility. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted if the price of ETH decreased substantially (as it has in the past, such as during 2022), including as a result of:

●	decreased user and investor confidence in ETH, including due to the various factors described in this risk factor section;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of ETH by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of ETH associated with significant hacks, seizures, or forfeitures; and (iii) actual or perceived manipulation of the spot or derivative markets for ETH or spot ETH exchange-traded products, or ETPs;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, ETH or the broader digital assets industry, for example, (i) public perception that ETH can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the Ethereum ecosystem; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) the actual or perceived environmental impact of ETH and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the ETH related processes; and (v) changes in government regulations;

●	changes in consumer preferences and the perceived value or prospects of ETH;

●	competition from other digital assets (including Bitcoin) that are more well known, exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for ETH purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of ETH or adversely affect investor confidence in digital assets generally;

●	developments relating to the ETH protocol that may impact (i) its security, speed, scalability, usability, or value, (ii) failures to upgrade the protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the ETH protocol that introduce software bugs, security risks or other elements that adversely affect ETH;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for ETH, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the recent SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of ETH, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	reductions in staking rewards of ETH, or increases in the costs associated with ETH staking, including increases in electricity costs and hardware and software used in staking, which could further increase the costs associated with ETH staking, any of which may cause a decline in support for the Ethereum protocol;

●	ETH staking exposes us to slashing risks, defined as a punitive mechanism built into the Ethereum network, designed to penalize validators and their delegators for misbehavior or failing to follow network rules, which could result in the loss of our staked ETH;

●	transaction congestion and fees associated with processing transactions of ETH or lengthened periods to exit ETH staking or other delays to unstaking or withdrawing ETH from staking protocols;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Ethereum blockchain becoming insecure, ineffective or obsolete; and

●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East.

Our ETH strategy has not been tested over an extended period of time or under different market conditions.

ETH has a relatively limited history of existence and operations compared to traditional commodities. There is a limited established performance record for the price of ETH and, in turn, a limited basis for evaluating an investment in ETH. Although past performance is not necessarily indicative of future results, if ETH had a more established history, such history might (or might not) provide information on which to evaluate our ETH strategy.

We are continually examining the risks and rewards of our strategy to acquire and hold ETH and to stake such ETH to generate staking rewards. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe ETH has the potential to serve as a hedge against inflation in the long term, the short-term price of ETH has declined in recent periods during which the inflation rate increased. If ETH prices were to decrease or our ETH strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

Our ability to achieve the growth objectives of our ETH strategy depends in significant part on our ability to continue raising capital to purchase ETH. If we are unable to obtain equity, equity-linked or debt financing on favorable terms or at all, we may not be able to successfully execute on our ETH strategy.

Staking introduces a risk of loss of ETH, which could adversely affect the value of our common stock.

We stake a portion of our ETH through one or more trusted staking providers. Staking introduces a risk of loss of ETH. None of our ETH, including staked ETH, are subject to the protections enjoyed by depositors or customers of institutions with Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) membership. The Ethereum network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of staked ETH being destroyed or “burned”: penalties, slashing and inactivity leaks.

A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked ETH could be burned in an amount equal to the reward to which it would have been entitled for performing the actions.

A more severe sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the proposal or attestation of blocks with invalid transactions. Slashing can result in the validator having a portion of its staked ETH immediately burned. After this initial slashing, the validator is queued for forceful removal from the Ethereum network’s validator “pool,” and more of the validator’s stake is burned over a period regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool.

Staked ETH may also be burned through a process known as an “inactivity leak,” which is triggered if the Ethereum protocol has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two-thirds of all staked ETH must agree on the validity of a proposed block. This means that if validators representing more than one-third of the total staked ETH are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the ETH staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. This provides a further incentive for validators to remain online and continue performing validation activities.

There can be no guarantee that penalties, slashing or inactivity leaks and resulting losses will not occur as a result of activities that employ any portion of our assets in actions where any portion of our ETH becomes subject to the Ethereum proof-of-stake validation or is used to earn additional ETH or generate income or other earnings (“Staking Activities”). Furthermore, a staking provider’s liability to us is limited, and a staking provider may lack the assets or insurance in order to support the recovery of any losses incurred. There can be no guarantee that we would recover any of our staked assets, or the value thereof, if it is subject to sanctions imposed by the Ethereum network.

Staked ETH tokens will be inaccessible for a variable period of time, determined by a range of factors, which could result in certain liquidity risk to us.

Under current Ethereum network protocols, staked ETH tokens are permitted to be un-staked by the holder of such ETH tokens. However, as part of the “activating” and “exiting” processes of staking, staked ETH tokens will be inaccessible for a variable period of time determined by a range of factors, including agreements we may enter into or network congestion, resulting in certain liquidity risks to us.

“Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Ethereum network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set and no longer participate in the Ethereum Network’s proof-of-stake consensus protocol. As part of these “activating” and “exiting” processes of staking on the Ethereum network, any staked ETH will be inaccessible for a period of time. The duration of activating and exiting periods are dependent on a range of factors, including agreements we may enter into or network conditions. However, depending on demand, un-staking can take between hours, days or weeks to complete. This can result in certain liquidity risk to us.

We are dependent on third parties to effectively execute our staking activities.

Staking may be carried out by our custodians, their affiliates, or third-party staking providers, the amount of staking rewards that our staking activity will generate will be dependent on the performance of the staking provider, including the adequacy and reliability of the hardware and software utilized by the staking provider. If the staking providers experience service outages or otherwise are unable to optimally execute the staking of our ETH, our staking rewards may be adversely affected.

Liquid staking applications pose risks associated with concentration of control.

Validators must deposit 32 ETH to activate a unique validator key pair that is used to sign block proposals and attestations on behalf of its stake (i.e., vote on its view of the chain). For every 32 ETH deposit that is staked, a unique validator key pair is generated. An application built on the Ethereum network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution which permits holders of ETH to deposit them with Lido, which stakes the ETH while issuing the holder a transferrable token, is reported by some sources to have or have had up to 275,000 validator key pairs (each representing 32 staked ETH) divided across over 30 node operators. At times, Lido has reportedly controlled around or in excess of 33% of the total staked ETH on the Ethereum network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third party node operators where its ETH is staked, and finally since the occurrence of such manipulation of the Ethereum network’s consensus processed by Lido or any other actor would likely cause ETH to lose substantial value (which would obviously hurt Lido economically), it nevertheless poses risks associated with such a concentration of control (including centralization concerns). If Lido, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Ethereum network, the value of ETH, and thus the value of our ETH treasury.

ETH and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

ETH and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of ETH or the ability of individuals or institutions such as us to own or transfer ETH.

The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of ETH or the ability of individuals or institutions such as us to own or transfer ETH.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and ETH specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of ETH, as well as our ability to hold or transact in ETH, and in turn adversely affect listed securities.

Moreover, the risks of engaging in an ETH strategy are relatively novel and have created and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of ETH in particular, may also impact the price of ETH and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of ETH may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to ETH, institutional demand for ETH as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for ETH as a store of value or means of payment, and the availability and popularity of alternatives to ETH. Even if growth in ETH adoption occurs in the near or medium-term, there is no assurance that ETH usage will continue to grow over the long-term.

Because ETH has no physical existence beyond the record of transactions on the Ethereum blockchain, a variety of technical factors related to the Ethereum blockchain could also impact the price of ETH. For example, malicious attacks, inadequate staking fees to incentivize validating of ETH transactions, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Ethereum blockchain and negatively affect the price of ETH. The liquidity of ETH may also be reduced and damage to the public perception of ETH may occur if financial institutions were to deny or limit banking services to businesses that hold ETH, provide ETH-related services or accept ETH as payment, which could also decrease the price of ETH.

The market price of ETH is highly volatile and may be adversely affected by factors beyond our control, including competition from other crypto assets and relative-adoption trends, any of which could negatively affect the value of our ETH holdings and our common stock price.

The price of ETH depends on supply-and-demand dynamics in global, largely unregulated or differently regulated markets and is subject to extreme volatility. ETH competes for users, developers, capital and transaction “blockspace” with other crypto assets and networks (including Bitcoin and alternative Layer-1 and Layer-2 protocols), with stablecoins and their underlying settlement rails, and with non-blockchain payment and computing systems. If users, developers, liquidity providers, applications, or institutions favor other networks or assets—whether due to perceived performance, scalability, fees, user experience, security, programmability, available applications, token incentives, or business/regulatory considerations—the relative demand for ETH could decline. Adoption metrics relevant to ETH’s value (e.g., active addresses, developer activity, validator participation and staking yields, Layer-2 usage, stablecoin and DeFi activity on Ethereum, and enterprise or government use) may increase or decrease over time and may do so at different rates than comparable metrics on other networks. ETH’s price may also be adversely affected by protocol-level changes (including Ethereum Improvement Proposals that alter issuance, burn, fees or economics), hard forks or chain splits, software bugs or vulnerabilities, validator/slashing events, material disruptions or exploits in applications or Layer-2 systems that depend on Ethereum, changes in MEV (maximal extractable value) dynamics, changes in transaction fees or demand for blockspace, actions by large holders or market makers, market manipulation, exchange or stablecoin failures, changes in interest rates or macroeconomic conditions, regulatory or enforcement developments (including with respect to staking, custody, market structure or the legal classification of ETH), tax treatment, and changes in access to banking or payment services for crypto market participants. Any of these factors—especially if they lead to faster growth or improved economics for competing crypto assets relative to ETH—could cause the price of ETH to decline or underperform other crypto assets. A decline in the price of ETH, or underperformance relative to other assets, would reduce the value of our ETH holdings and could adversely affect the market price of our common stock.

The further development and acceptance of cryptocurrency networks, including the ETH network, which represent a relatively new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of cryptocurrency networks, including the ETH network, may adversely affect an investment in the Company.

Cryptocurrency such as ETH may be used, among other things, to buy and sell goods and services or to transfer and store value by users. The cryptocurrency networks are a new and rapidly evolving industry of which the ETH network is a prominent, but not unique, part. The growth of the cryptocurrency industry in general, and the ETH network in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency industry, as well as the ETH network, include:

●	continued worldwide growth in the adoption and use of ETH and other cryptocurrencies, including those competitive with ETH;

●	government and quasi-government regulation of ETH and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the ETH network or similar cryptocurrency systems;

●	the maintenance and development of the open-source software protocol of the ETH network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and;

●	general economic conditions and the regulatory environment relating to cryptocurrencies and cryptocurrency service providers.

A decline in the popularity or acceptance of the ETH network and other cryptocurrency networks may harm the price of our common stock. There is no assurance that the ETH network, or the service providers necessary to accommodate it, will continue in existence or grow. Furthermore, there is no assurance that the availability of and access to cryptocurrency service providers will not be negatively affected by government regulation or supply and demand of ETH.

Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets, and the Company’s financial position, operations and prospects.

Cryptocurrency markets, including the spot market for ETH, are growing rapidly. Digital asset trading venues are relatively new and largely unregulated or may not be complying with existing regulations. These markets are local, national and international and include a broadening range of cryptocurrencies and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transactions or withdrawal limits or suspend withdrawals entirely, rendering the exchange of ETH for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring ETH or another cryptocurrency from a personal account to a third-party’s account.

Digital asset trading platforms do not appear to be subject to, or may not comply with, regulation in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset trading platforms are unlicensed, are unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Digital asset trading platforms may be out of compliance with existing regulations.

Digital asset trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many digital asset trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in digital asset trading venues, including prominent exchanges that handle a significant volume of such trading and/or are subject to regulatory oversight, in the event one or more digital asset trading venues cease or pause for a prolonged period the trading of digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

Negative perception, a lack of stability in the broader digital asset markets and the closure, temporary shutdown or operational disruption of digital asset trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the digital asset ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in digital assets and the broader digital asset ecosystem and greater volatility in the price of digital assets. The price of our listed securities may be affected by the value of our future digital asset holdings, and the failure of a major participant in the ecosystem could have a material adverse effect on the market price of our listed securities.

Our common stock may trade at a substantial premium or discount to the value of the ETH we hold, and our stock price may be more volatile than the price of ETH.

The market price of our common stock reflects many factors that do not affect the spot price of ETH and may therefore diverge materially—positively or negatively—from the per-share value of our ETH holdings (net of cash, other assets and liabilities). These factors include, among others: our corporate-level expenses; taxes; the timing, size and pricing of equity or debt financings (including at-the-market offerings or convertible securities), equity awards and other sources of dilution; expectations about our future purchases or sales of ETH, staking activity, or special distributions; our liquidity, public float, short interest and securities lending/borrow dynamics; the availability and pricing of exchange-listed alternatives (such as exchange-traded products holding ETH) and differences between those vehicles and a corporate issuer (including the absence in our case of an in-kind creation/redemption mechanism that can reduce premiums/discounts); differences in trading hours and market microstructure between our common stock and spot markets for ETH; changes in index inclusion, analyst coverage or investor sentiment toward us as an operating company; our corporate governance, financial reporting, and any actual or perceived operational, custody, technology or regulatory risks specific to us; and broader equity-market conditions independent of crypto-asset markets. As a result, our stock may trade at a premium or discount to the value of our ETH holdings for extended periods, and may be more volatile than the price of ETH. Accordingly, investors could lose all or a substantial part of their investment even if the market price of ETH does not decline, and may not benefit commensurately from increases in the market price of ETH.

The availability of spot ETPs for ETH and other digital assets may adversely affect the market price of ETH and, consequently, the trading price of our common stock.

Although ETH and other digital assets have experienced a surge of investor attention since ETH was invented in 2015, until recently investors in the United States had limited means to gain direct exposure to ETH through traditional investment channels, and instead generally were only able to hold ETH through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold ETH directly, as well as the potential reluctance of financial planners and advisers to recommend direct ETH holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to ETH through investment vehicles that hold ETH and issue shares representing fractional undivided interests in their underlying ETH holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to ETH.

Although we are an operating company, and we believe we offer a different value proposition than an ETH investment vehicle such as a spot ETH ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to ETH that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours.

As a result of the foregoing factors, availability of spot ETPs for ETH and other digital assets could have a material adverse effect on the market price of our common stock.

The value of ETH may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of our common stock.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, ETH may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of ETH, and, in turn, our stock price.

We have recently shifted a portion of our business strategy towards a focus on ETH, and we may be unable to successfully implement this new strategy.

We have shifted a portion of our business strategy towards ETH, including potential investments in ETH, including through, currently, only staking, but potentially in the future, restaking, liquid staking and other decentralized finance activities. There is no assurance that we will be able to successfully implement this new strategy or operate ETH-related activities at the scale or profitability currently anticipated. The ETH network operates with a Proof-of-Stake consensus mechanism, which differs significantly from Bitcoin’s Proof-of-Work mining mechanism. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support ETH and related staking activities. This also requires that we implement different security protocols, and treasury management practices. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors in key management could result in significant loss of funds and reduced rewards. As a result, our shift towards ETH could have a material adverse effect on our business and financial condition.

Our shift towards an ETH-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards an ETH-focused strategy, including currently, through staking, but potentially in the future, through restaking, liquid staking, and other decentralized finance activities, exposes us to significant operational risks. ETH’s Proof-of-Stake consensus mechanism requires that we operate validator nodes, employ secure key management and implement slashing protection. It also requires that we maintain constant up time to ensure that we are eligible for staking rewards and to avoid penalties. In addition, the ETH ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs and it could cause temporary service disruptions. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our ETH strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

Our Ethereum treasury strategy may subject us to enhanced regulatory oversight.

As noted above, several spot ETH ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value (NAV). Even though we are not, and do not function in the manner of, a spot ETH ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our ETH holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our ETH through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our ETH from bad actors that have used ETH to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in ETH by us may be restricted or prohibited.

We have issued, and may in the future issue additional, convertible debentures, which are and are expected to be collateralized by some or all of our ETH holdings, and we may utilize other financial instruments, such as OTC swaps, that may be so collateralized. We may also consider pursuing strategies to create income streams or otherwise generate funds using our ETH holdings. These types of ETH-related transactions are the subject of enhanced regulatory oversight. These and any other ETH-related transactions we may enter into, beyond simply acquiring and holding ETH, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX Trading, one of the world’s largest cryptocurrency exchanges, in November 2022. U.S. and foreign regulators have also increased, and are highly likely to continue to increase, enforcement activity, and are likely to adopt new regulatory requirements in response to FTX Trading’s collapse. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting ETH, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in ETH.

In addition, private actors that are wary of ETH or the regulatory concerns associated with ETH may in the future take further actions that may have an adverse effect on our business or the market price of our common stock.

The concentration of our ETH holdings enhances the risks inherent in our ETH treasury strategy.

The vast majority of our assets are concentrated in our ETH holdings or result from funds received from the liquid staking of ETH. The concentration of our assets in ETH limits our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets. If there is a significant decrease in the price of ETH, we may experience a more pronounced impact on our financial condition than if we invested our cash in a more diverse portfolio of treasury assets.

Our ETH holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the ETH market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our ETH at favorable prices or at all. For example, a number of ETH trading venues temporarily halted deposits and withdrawals in 2022. As a result, our ETH holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, ETH we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the FDIC or the SIPC. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered ETH or otherwise generate funds using our ETH holdings, including in particular during times of market instability or when the price of ETH has declined significantly. If we are unable to sell our ETH, enter into additional capital raising transactions, including capital raising transactions, using ETH as collateral, or otherwise generate funds using our ETH holdings, or if we are forced to sell our ETH at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

A “fork” in the Ethereum protocol could adversely affect the value of our ETH holdings.

The Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client and participating in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community support the modification. These proposed modifications to the Ethereum network’s source code, if adopted, can lead to forks.

Forks in the Ethereum protocol may lead to disruptions, security risks or declines in ETH value. A “fork” occurs when a change to the Ethereum network’s source code creates two incompatible versions of the blockchain, resulting in separate networks. Forks may be planned (e.g., upgrades to the Ethereum protocol like the Merge or Dencun) or unplanned (e.g., due to software bugs or validator disagreement). Planned forks are designed to improve performance or introduce new features, but they may introduce bugs, security vulnerabilities, or unexpected economic consequences. Unplanned forks can arise from client software inconsistencies or protocol failures, causing network instability or fragmentation. In either case, forks may result in operational outages, user confusion, replay attacks and reduced validator participation, all of which could undermine confidence in the Ethereum network and adversely affect the price of ETH. Our ETH holdings, staking activities and related treasury strategy could be materially negatively impacted in the event of such a fork.

A disruption of the Internet may affect the operation of the cryptocurrency networks, which may adversely affect the cryptocurrency industry and an investment in the Company.

The cryptocurrency networks rely on the Internet. A significant disruption of Internet connectivity could disrupt the cryptocurrency networks’ functionality until such disruption is resolved. A disruption in the Internet could adversely affect an investment in the Company. In particular, some variants of cryptocurrencies have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and cryptocurrency transfers.

Cryptocurrencies are also susceptible to border gateway protocol hijacking, or BGP hijacking. Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and miners are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on any cryptocurrency network, participants may lose faith in the security of cryptocurrency, which could affect cryptocurrency’s value and consequently the value of our common stock.

Any Internet failures or Internet connectivity-related attacks that impact the ability to transfer cryptocurrency could have a material adverse effect on the price of cryptocurrency and the value of an investment in the Company.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our ETH, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our ETH and our financial condition and results of operations could be materially adversely affected.

Substantially all of the ETH and ETH equivalents we own are held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our ETH. ETH and other blockchain-based cryptocurrencies and the entities that provide services to participants in the ETH ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our ETH in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our ETH;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Ethereum blockchain ecosystem or in the use of the ETH network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to ETH, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the ETH industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.

The introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued crypto currencies or significantly limit their utility. Certain national governments around the world have announced plans to introduce, and in the future could introduce, CBDCs, which could in turn limit the size of the market opportunity for cryptocurrencies, including ETH.

Intellectual property disputes related to the open-source structure of digital asset networks expose us to risks related to software development, security vulnerabilities and potential disruptions to digital asset technology could threaten our ability to operate.

Digital asset networks are open-source projects and, although there may be an influential group of leaders in the network community, generally there is no official developer or group of developers that formally controls the digital asset network. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, upgrade security or implement necessary improvements to the network in a timely manner. If the digital asset network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies and reduced trust, all of which could negatively impact the digital assets’ long-term viability and our business.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.

We plan to regularly transfer digital assets, and it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.

We face significant competition in the growing digital asset industry and our business, operating results, and financial condition may be adversely affected if we are unable to compete effectively.

We operate in a competitive environment and compete against other companies and other entities with similar strategies, including companies with significant holdings in Bitcoin, ETH and other digital assets, and our business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of ETH and adversely affect our business.

As a result of our ETH strategy, our assets are concentrated in our ETH holdings. Accordingly, the emergence or growth of digital assets other than ETH may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets. Additionally, the Ethereum network has completed multiple major upgrades and may undertake additional upgrades in the future. If the mechanisms for validating transactions in other alternative digital assets are perceived as superior to the Ethereum network, those digital assets could gain market share relative to ETH.

Other alternative digital assets that compete with ETH in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to ETH and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, ETH and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of ETH to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Changes in the accounting treatment of our ETH holdings or digital asset holdings could have significant accounting impacts, including increasing the volatility of our results.

We have adopted Accounting Standards Update (ASU) 2023-08 as of January 1, 2025, which requires us to measure our ETH holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our ETH in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our ETH holdings. Due in particular to the volatility in the price of ETH, we expect the measurement at fair value to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our ETH on our balance sheet. ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and listed securities.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our ETH holdings.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of ETH, particularly because we only began our ETH treasury strategy in the Second Quarter of 2025.

The price of ETH has historically been subject to dramatic price fluctuations and is highly volatile. We determine the fair value of our ETH based on quoted (unadjusted) prices on the Coinbase exchange, and are required to measure our ETH holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our ETH in net income each reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of ETH at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

Due in particular to the volatility in the price of ETH, we expect our early adoption of ASU 2023-08 to increase the volatility of our financial results and it could significantly affect the carrying value of our ETH on our balance sheet. Because we intend to purchase additional ETH in future periods and increase our overall holdings of ETH, we expect that the proportion of our total assets represented by our ETH holdings will increase in the future. As a result, and in particular due to our adoption of ASU 2023-08, volatility in our earnings may be significantly more than what we experienced in prior periods.

Absent federal regulations, there is a possibility that ETH may be classified as a “security.” Any classification of ETH as a “security” would subject us to additional regulation and could materially impact the operation of our business.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they agree that ETH is a “security.” Despite the Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and … to maintain self-custody of digital assets,” ETH has not yet been classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we believe that ETH is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under The Investment Company Act of 1940, as amended (the “Investment Company Act”), is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that ETH is a “security” which would require us to register as an investment company under the Investment Company Act.

We have also adapted our process for analyzing the U.S. federal securities law status of ETH and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that ETH is not a “security” is premised, among other reasons, on our conclusion ETH does not meet the elements of the Howey test. Among the reasons for our conclusion that ETH is not a security is that holders of ETH do not have a reasonable expectation of profits from our efforts in respect of their holding of ETH. Also, ETH ownership does not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The regulatory treatment of ETH is such that it has drawn significant attention from legislative and regulatory bodies, in particular the SEC which has previously stated it deemed ETH a security. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that ETH, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if ETH was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition and prospects.

The classification of digital assets that we will hold as a commodity could subject us to additional Commodity Futures Trading Commission (CFTC) regulation, resulting in significant compliance costs or the cessation of certain operations.

Under current interpretations, ETH is classified as a commodity under the Commodity Exchange Act and is subject to regulation by the CFTC. If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could further impact how ETH and ETH derivatives are classified and traded.

If ETH is further regulated as a commodity, we may be required to register as a commodity pool operator and register the Company as a commodity pool with the CFTC through the National Futures Association. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease certain operations, which could negatively impact our investors.

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

The regulatory regime for digital assets in the U.S. and elsewhere is uncertain. The Company may be unable to effectively react to proposed legislation and regulation of digital assets, which could adversely affect its business.

If regulatory changes or interpretations require us to register as a money services business with FinCEN under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Multiple states have implemented or proposed regulatory frameworks for digital asset businesses. Compliance with such state-specific regulations may increase costs or impact our business operations. Further, if we or our service providers are unable to comply with evolving federal or state regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of, or changes to, our ETH treasury strategy, the manner in which our ETH is custodied, our ability to engage in transactions with affiliated parties, and our operating and investment activities generally, are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our ETH holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding ETH.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue our business as currently conducted.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

Recently, we have begun focusing on pursuing opportunities to expand our portfolio into digital assets and the value of our ETH holdings is an amount in excess of 40% of our total assets. Since we believe ETH is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

ETH and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Transactions using ETH require the payment of “gas fees,” which are subject to fluctuations that may result in high transaction fees.

Transactions using ETH, including purchases, sales and staking, require the payment of “gas fees” in ETH. Gas fees are payments made by the user to compensate for the computational energy required to process and validate transactions, such as purchases, sales and staking, on the ETH network. These fees can fluctuate and can be very expensive relative to the cost of the transaction depending upon congestion and demand on the network. If fees are high, the cost of a transaction will potentially decrease the return of the investment, which could be negative. High gas fees may also cause delays in the execution of a transaction, which could affect the preferred timing of execution and may lead to execution of a transaction during inopportune times. In addition, gas fees are paid in ETH itself, which would require that sufficient ETH balances are maintained. Future upgrades to the Ethereum protocol, regulatory changes, or technical issues could also adversely impact the cost of gas fees and could have a material adverse effect on our business, results of operations, financial condition, treasury and prospects.

ETH is created and transmitted through the operations of the peer-to-peer Ethereum network, a decentralized network of computers running software following the Ethereum protocol. If the Ethereum network is disrupted or encounters any unanticipated difficulties, the value of Ethereum could be negatively impacted.

If the Ethereum network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Ethereum network may be disrupted, which in turn may prevent us from depositing or withdrawing ETH from our accounts with our custodian or otherwise effecting ETH transactions. Such disruptions could include, for example: the price volatility of ETH; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of ETH trading platforms due to fraud, failures, security breaches, or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Ethereum network.

In addition, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

Lending arrangements may expose us to risks of borrower default, operational failures and cybersecurity threats.

From time to time, we may generate income through lending our ETH to third party borrowers, which carries significant risks. The volatility of the market price of ETH increases the likelihood that borrowers may default due to market downturns, liquidity crises, fraud or other financial distress. These lending transactions may be unsecured, and so may be subordinated to secured debt of the borrower. If a borrower becomes insolvent, we may be unable to recover the loaned ETH, leading to substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, delay transactions or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned ETH. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

Our ETH strategy exposes us to risk of non-performance by providers and counterparties.

Our ETH strategy exposes us to the risk of non-performance by providers and counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a provider or counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of ETH, a loss of the opportunity to generate funds, or other losses.

Our primary provider risk with respect to our ETH is custodian performance obligations under the various custody arrangements we have entered into, in particular, are reliant on our custodial relationships and agreements with Coinbase Inc. and its affiliates. Any failures of our custodians to perform could have an impact on our business, prospects, financial condition and operating results.  In addition, in the event of a termination of one or more of our custody agreements, we would be required to contract with an alternative custodian at terms and conditions that may not be as favorable as our current custody agreements.

A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the perceived and actual counterparty and provider risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our ETH, nor have such events adversely impacted our access to our ETH, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While all of our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held ETH and ETH equivalents will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our ETH holdings, we would become subject to additional counterparty risks. Any significant non-performance by providers and counterparties, including in particular the custodians with which we custody substantially all of our ETH, may adversely affect our prospects, financial condition and operating results.

We face risks relating to the custody of our ETH, including the loss or destruction of private keys required to access our ETH and cyberattacks or other data loss relating to our ETH.

We hold our ETH with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our ETH among our custodians, and our ETH holdings may be concentrated with a single custodian from time to time. In light of the significant amount of ETH we hold, we may seek to engage additional custodians to achieve a greater degree of diversification in the custody of our ETH as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our ETH, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our ETH, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

Any insurance that we may have or may obtain covering losses of our ETH holdings may cover none or only a small fraction of the value of the entirety of our ETH holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our ETH. Moreover, our use of custodians exposes us to the risk that the ETH our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such ETH. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our ETH. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

ETH is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the ETH is held. While the ETH blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the ETH held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the ETH held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. ETH, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

As part of our ETH treasury management strategy, we engage in staking, restaking, and other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our ETH. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of ETH or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.

Risks Related to our Common Stock

Our common stock may be highly volatile due to the continuous trading of ETH, and investors could experience significant losses.

We hold significant amounts of ETH as part of our treasury assets. Unlike our common stock, which trades on the Nasdaq Stock Market during limited trading hours, ETH is traded on digital asset exchanges 24 hours a day, seven days a week. As a result, the market price of ETH may fluctuate substantially during periods when Nasdaq is closed, including overnight, on weekends, and on holidays.

Because the market price of our common stock may be influenced by the value of ETH, there may be periods when investors are unable to sell our stock during times of significant ETH price volatility. In addition, our stock may experience material changes in price between the prior day’s closing price and the next day’s opening price, particularly following periods of large ETH price movements outside standard market hours. These factors could result in substantial volatility in our stock price and potential losses for investors.

Resales of our common stock in the public market by our stockholders, or the perception that such sales may occur, may cause the market price of our shares of common stock to fall.

Sales of a substantial number of shares of common stock could occur at any time. We have previously registered the resale of a significant number of shares of our common stock, and if sold in the market all at once or at about the same time, or if there is a perception that such sales could occur, it could significantly depress the market price of our common stock and could also affect our ability to raise equity capital in the future at a time and price that we deem reasonable or appropriate. The issuance of new shares of common stock could result in resales of our shares of common stock by our current stockholders concerned about the potential ownership dilution of their holdings. In turn, these resales could have the effect of depressing the market price for our shares of common stock.

Holders of our convertible securities may engage in hedging or short-selling activities, which could put downward pressure on our stock price and limit potential appreciation.

Certain holders of our convertible notes, warrants, or other convertible securities may engage in short-selling or other hedging strategies in connection with their convertible holdings. Such strategies may include selling shares of our common stock short, entering into derivative transactions, or otherwise hedging their economic exposure to the price of our common stock.

These activities could create significant downward pressure on the market price of our common stock, particularly if large positions are held or if the conversion or exercise prices of these securities are substantially above the prevailing stock price. In addition, while these holders maintain short positions or are hedging their exposure, the market price of our common stock may not appreciate materially above the conversion or exercise price of such holders’ convertible securities, potentially limiting gains for other stockholders.

Such short-selling and hedging activities may also increase the volatility of our stock, adversely affect the trading market for our common stock, and impair our ability to raise additional capital at favorable prices. These factors could have a material adverse effect on the market price of our common stock and our ability to achieve financing, strategic, or operational objectives.

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.*

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $174.60 per share and as low as $6.58 per share (each adjusted retroactively for the Reverse Stock Split effective October 20, 2025). The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions, as well as the items below, could have a significant impact on the future market price of our common stock:

●	“short squeezes”;

●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;

●	large stockholders exiting their position in our securities or an increase or decrease in the short interest in our securities;

●	actual or anticipated fluctuations in our financial and operating results;

●	regulatory or legal developments in the U.S. and other countries;

●	the recruitment or departure of key personnel;

●	the trading price of ETH;

●	litigation matters, including amounts which may or may not be recoverable pursuant to our officer and director insurance policies, regulatory actions affecting the Company and the outcome thereof;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	regulatory developments;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the U.S. and abroad; and

●	investors’ general perception of us and our business.

Our common stock is listed on the Nasdaq Capital Market under the symbol “ETHZ.” Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, inflation, war, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. You should exercise caution before making an investment in us.

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, during 2022, the closing sales prices of our common stock ranged from a post-split adjusted high of $14,820.40 per share to a low of $235.60 per share, during fiscal 2023, the closing sales prices of our common stock ranged from a high of $1,007.00 per share to a low of $32.10 per share and during fiscal 2024, the closing sales prices of our common stock ranged from a post-split adjusted high of $64.70 per share to a low of $11.80 per share. During this time, we do not believe that we have experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

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

Risks Related to our Repurchase Program

Our stock repurchases are discretionary and even if effected, they may not achieve the desired objectives.

On August 22, 2025, the Board of Directors of the Company authorized and approved a stock repurchase program for up to $250.0 million of the outstanding shares of the Company’s common stock. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is scheduled to expire upon the earliest of (i) June 30, 2026, (ii) when a maximum of $250.0 million of the Company’s common stock has been repurchased, or (iii) when such program is discontinued by the Board of Directors. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  The program does not obligate the Company to acquire a minimum amount of shares. Since August 22, 2025, the Company has purchased an aggregate of 2,099,472 shares of common stock for an average purchase price of $22.00.

The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase a particular number of, or any, shares. There is no guarantee as to the exact number or value of shares that will be repurchased by the Company, if any.

There can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase such shares. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including recent legislative actions which, subject to certain conditions, may impose an excise tax of 1% on our stock repurchases) and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.

General Risks

Sales of our common stock through our ATM Sales Agreement, or the perception that such sales may occur, could cause the market price of our common stock to fall.

As discussed in greater detail above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—ATM Sales Agreement” and “—Amended and Restated ATM Sales Agreement”, on August 13, 2025 we entered into a Sales Agreement with Clear Street, which was amended and restated on August 22, 2025, pursuant to which we may offer and sell the shares of common stock from time to time to Clear Street acting as our sales agent. Continued sales of our common stock, if any, under the ATM Sales Agreement will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. From August 13, 2025 to September 30, 2025, we sold 739,050 shares of common stock for an average purchase price of $55.46 per share, and since September 30, 2025, we have sold 410,403 shares of common stock for an average purchase price of $16.72 per share.

Future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the ATM Sales Agreement. The issuance from time to time of these new shares of common stock, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

You may experience future dilution as a result of conversion of our Convertible Notes or as a result of future equity or debt offerings.

We have outstanding Convertible Notes in the aggregate principal amount of approximately $516 million. The Convertible Notes are convertible into shares of common stock in accordance with the terms thereof, and include various reset and anti-dilution provisions. Our stockholders may experience significant dilution as a result of the conversion of the Convertible Notes.

In order to raise additional capital, we may in the future offer, through our ATM Sales Agreement or other means, additional shares of common stock or other securities convertible into or exchangeable for our shares of common stock that could result in further dilution to our current stockholders or result in downward pressure on the price of our common stock. We may sell through our ATM Sales Agreement or other means, additional shares of common stock or other securities in any offering at prices that are higher or lower than the prices paid by prior investors, and the investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Moreover, to the extent that we issue options or warrants to purchase, or securities convertible into or exchangeable for, our shares of common stock in the future and those options, warrants or other securities are exercised, converted or exchanged, stockholders may experience further dilution.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired;

●	potential unknown liabilities associated with acquired businesses or product lines, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

●	potential expenses under the labor, environmental and other laws of various jurisdictions.

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

If the Company fails to expand its ETH staking operations and/or commercialize its plans to securitize real world assets (RWA), and allow such RWAs to be monetized through tokenized tradable instruments with both primary and secondary market liquidity, in the future, the Company could once again be deemed to be a ‘shell company’.

We were previously a ’shell company’, which is a company that has no or nominal operations; and (B) either: (1) no or nominal assets; (2) assets consisting solely of cash and cash equivalents; or (3) assets consisting of any amount of cash and cash equivalents and nominal other assets, prior to completion of our November 2020 initial business combination. In the future we could again be deemed a ’shell company’, including if we fail to take significant steps to expand and implement our ETH staking operations and/or commercialize our plans to securitize real world assets (RWA), and allow such RWAs to be monetized through tokenized tradable instruments with both primary and secondary market liquidity, in the future, or fail to undertake alternative business operations and/or if our expected Ether holdings are deemed cash equivalents. Rule 144 as promulgated under the Securities Act is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. We are a former shell company. As a result, our securities cannot be resold under Rule 144 unless certain conditions are met. These conditions are: the issuer of the securities has ceased to be a shell company; the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; the issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and one year has elapsed since the issuer has filed current ‘Form 10 information’ with the Commission reflecting its status as an entity that is no longer a shell company. If in the future we become a ’shell company’ again, Rule 144 of the Securities Act will not be available for the sale of our common stock or other securities until we cease to be ’shell company’ and at least one year has elapsed since we file Form 10 information with the SEC, subject to the other requirements of Rule 144.

Regulatory uncertainties related to the tokenization and securitization of real-world assets may adversely affect our business and could result in significant compliance costs, enforcement actions, or limitations on our operations.

Our current business model involves the securitization of real-world assets and the issuance of digital, tokenized instruments representing interests in such assets, which may be traded in primary and secondary markets. The regulatory framework governing digital asset securities, asset-backed tokens, and other forms of tokenized instruments is rapidly evolving and remains uncertain in many respects, both in the United States and abroad. Regulatory authorities, including the SEC, the Commodity Futures Trading Commission, the Financial Industry Regulatory Authority (“FINRA”), and state securities regulators, have taken differing and sometimes inconsistent views as to the classification and treatment of digital assets.

In particular, there is a risk that our activities or those of liquidity.io, which we own 10% of the entity which owns, could be deemed to involve the offer or sale of “securities” under the Securities Act, the operation of an “exchange” or “broker-dealer” under the Exchange Act, or the conduct of an “investment company” or “investment adviser” under the 1940 Act or the Investment Advisers Act of 1940. If any of our tokenized products or related activities were determined to cause us or our subsidiaries to be an investment company under the 1940 Act, we could become subject to extensive and burdensome registration, disclosure, governance, and operational requirements that we do not currently satisfy. Alternatively, we may be required to alter, limit, or cease certain operations or token offerings to avoid being deemed an investment company.

Additionally, new laws, regulations, or regulatory guidance could materially change the manner in which digital or tokenized asset transactions are structured or conducted. We may also become subject to enforcement actions, investigations, or litigation if regulators determine that our activities or the tokenized instruments we issue or facilitate violate existing securities, commodities, or investment company laws. Any such determination could result in civil or criminal penalties, the requirement to rescind prior token issuances, significant legal and compliance costs, reputational harm, and the inability to continue offering certain products or operating in certain jurisdictions.

Because the legal treatment of tokenized securities and other digital asset instruments remains uncertain, our business, prospects, and financial condition could be materially and adversely affected by changes in regulatory interpretations or enforcement priorities, or by our inability to timely adapt to evolving compliance requirements.

* * * * * *

Separately, the risk factor from the Form 10-K entitled “We may not receive any additional amounts under our pre-merger directors’ and officers’ insurance policy in connection with certain litigation matters and may be forced to repay $2.57 million previously received”, is no longer a material risk to the Company, as the Company has entered into a settlement agreement with AmTrust, as discussed in greater detail above under Note 12 Commitments and Contingencies—Legal Matters— Declaratory Relief Action Against the Company by AmTrust International, in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”; the risk factor entitled “We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.”, is no longer applicable and has been replaced by a risk factor above; the risks under the headings “Risks Relating to Our Life Sciences Operations” and “Risks Relating to Our Planned Online Casino Operations”, are no longer relevant as we have written off our prior legacy life science assets and Gaming Technology Platform, and the risk factors entitled “Elray Resources, Inc., beneficially owns a significant percentage of our common stock and as such exercises significant voting control over us, which limits other stockholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.”, and “Our outstanding public warrants are significantly out of the money.”, are no longer relevant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2025 which have not previously been reported in a Current Report on Form 8-K, except:

On August 11, 2025, a holder of warrants to purchase 175 shares of common stock of the Company, with an exercise price of $26.50 per share, exercised such warrants for cash.

On August 11, 2025, a holder of warrants to purchase 10,000 shares of common stock of the Company, with an exercise price of $22.80 per share, exercised such warrants for cash.

The exercise of the warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act, since the foregoing did not involve a public offering and the holders were accredited investors. The resale of the shares of common stock issuable upon exercise of the warrants discussed above have been registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
July 1 –July 31, 2025	—	$—	—	$—
August 1 – August 31, 2025	—	$—	—	$250,000,000
September 1 - September 30, 2025	739,050	$55.46	739,050	$233,930,552
Total	739,050	$55.46	739,050	233,930,552

(1)	On August 22, 2025, the Board of Directors of the Company authorized and approved a stock repurchase program for up to $250.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is scheduled to expire upon the earliest of (i) June 30, 2026, (ii) when a maximum of $250.0 million of the Company’s common stock has been repurchased, or (iii) when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Open market purchases are expected to be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable laws and regulations. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	The below events occurred within four business days of the filing date of this periodic report and as such, the Company is disclosing the occurrence of the events below under “Item 1.01 Entry Into a Material Definitive Agreement” and “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”, instead of a stand-alone Current Report on Form 8-K:

Item 1.01 Entry Into a Material Definitive Agreement.

As previously reported in the Current Report on Form 8-K filed by the Company with the SEC on August 22, 2025, on August 22, 2025, the Company entered into an Amended and Restated Sales Agreement (the “A&R Sales Agreement”) to sell from time to time through Clear Street LLC (the “Initial Agent”), acting as sales agent, shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock).

On November 14, 2025, the Company entered into an Amended and Restated Sales Agreement (the “Sales Agreement”) with the Initial Agent and TCBI Securities, Inc., doing business as Texas Capital Securities (“Texas Capital Securities”, and together with the Initial Agent, the “Agents”), which amended and restated the A&R Sales Agreement to include Texas Capital Securities as a sales agent. There were no other material changes to the terms of the A&R Sales Agreement.

Texas Capital Securities and its affiliates may in the future provide various investment banking, commercial banking, financial advisory and other financial services for the Company and its affiliates, for which services they may in the future receive, customary fees. In the course of its business, Texas Capital Securities may actively trade the Company’s securities for its own account or for the accounts of customers, and, accordingly, Texas Capital Securities may at any time hold long or short positions in such securities.

The foregoing information is being provided to supplement and update the Company’s automatic shelf registration statement on Form S-3 (File No. 333-289811), filed with the SEC on August 22, 2025 (the “Registration Statement”), a base prospectus dated August 22, 2025, included as part of the Registration Statement, as supplemented by the prospectus supplement dated as of August 22, 2025, relating to the Company’s “at the market offering” program.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Chief Executive Officer Salary

On November 12, 2025, the Board of Directors, after recommendation by the Compensation Committee of the Board of Directors, approved an increase in the annual salary of McAndrew Rudisill, the Company’s Chief Executive Officer, from $450,000 to $650,000, effective as of the date of the consent.

Board of Directors Compensation

On November 12, 2025, the Board of Directors, after recommendation by the Compensation Committee of the Board of Directors, approved an increase in the yearly compensation payable to non-employee members of the Board of Directors of the Company from $350,000 to $450,000 per year.

Restricted Stock Awards

On November 12, 2025, the Company granted, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, 4,816,685 shares of restricted common stock to its officers, directors, certain employees and its outside legal counsel. Included in the grants were the grant of 1,365,000 shares of common stock to McAndrew Rudisill, the Company’s Chief Executive Officer and Chairman; the grant of 887,500 shares of common stock to Ryan Smith, the Company’s Lead Director; the grant of 952,500 shares of common stock to Jason New, a member of the Board of Directors; the grant of 649,748 shares of common stock to Andrew Suckling, a member of the Board of Directors; the grant of 649,748 shares of common stock to Crystal Heter, a member of the Board of Directors of the Company; and the grant of 109,312 shares of common stock to John Saunders, who was appointed as Chief Financial Officer of the Company on the same date, to be effective on the business day following the filing date of this Report. The Company issued an aggregate of 3,728,838 shares of restricted common stock, to reflect net vesting for tax withholding purposes which substantially reduces the grant award by the grantees’ effective tax rates as required by law.

All of the awarded shares vest 1/2 on the grant date and 1/2 on January 2, 2026, subject to the terms of the Notice of Restricted Stock Grants and Restricted Stock Grant Agreements entered into between the Company and each recipient to evidence such awards. The grants were made under, and subject to the terms of, the Company’s 2025 Omnibus Incentive Plan (the “2025 Plan”). The award agreements evidencing such awards allow the recipients to pay the withholding taxes due in connection with such grants in award shares or other shares of common stock held by the recipients.

(c)	Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference herein:

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
1.1	Sales Agreement, dated August 13, 2025, by and between 180 Life Sciences Corp. and Clear Street LLC		8-K	1.1	8/13/2025	001-38105
1.2	Amended and Restated Sales Agreement, dated August 22, 2025, by and between ETHZilla Corporation and Clear Street LLC		8-K	1.1	8/22/2025	001-38105
3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of 180 Life Sciences Corp., filed with the Secretary of State of Delaware on July 24, 2025 (increasing authorized shares of common stock to 1,000,000,000 shares)		8-K	3.1	7/24/2025	001-38105
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of 180 Life Sciences Corp. as filed with the Secretary of State of Delaware on August 12, 2025, and effective on August 18, 2025 (Name change to ETHZilla Corporation)		8-K	3.1	8/13/2025	001-38105
3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation for ETHZilla Corporation increasing the Company’s Authorized Number of Shares of Common Stock From One Billion (1,000,000,000) to Five Billion (5,000,000,000), as filed with the Secretary of State of Delaware on October 8, 2025		8-K	3.1	10/8/2025	001-38105
3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of ETHZilla Corporation, filed with the Secretary of State of Delaware on October 14, 2025 (affecting a 1-for-10 Reverse Stock Split)		8-K	3.1	10/15/2025	001-38105
3.5	Third Amended and Restated Bylaws of ETHZilla Corporation effective August 18, 2025		8-K	3.2	8/13/2025	001-38105
4.1	Form of Pre-Funded Warrant to Purchase Common Stock of 180 Life Sciences Corp.		8-K	4.1	7/30/2025	001-38105
4.2	Form of Strategic Advisor Warrant to Purchase Common Stock of 180 Life Sciences Corp.		8-K	4.2	8/5/2025	001-38105
4.3	Amendment, dated as of July 28, 2025, to the Securities Purchase Agreement, dated as of February 19, 2021, between 180 Life Sciences Corp. and the purchasers set forth therein		8-K	4.3	7/30/2025	001-38105
4.4	Amendment, dated as of July 28, 2025, to the Securities Purchase Agreement, dated as of August 19, 2021, between 180 Life Sciences Corp. and the purchasers set forth therein		8-K	4.4	7/30/2025	001-38105
4.5	Form of Subsequent Strategic Advisor Warrant to Purchase Common Stock of 180 Life Sciences Corp.		8-K	4.1	8/11/2025	001-38105
	Form of Convertible Debenture dated August 8, 2025		8-K	4.2	8/11/2025	001-38105
4.7	Form of Convertible Debenture dated September 23, 2025		8-K/A	4.1	9/25/2025	001-38105

10.1#	First Amendment to Executive Consulting Agreement entered into on July 12, 2025 and effective July 31, 2025, by and between 180 Life Sciences Corp., Eric Van Lent and EVL Consulting, LLC	8-K	10.5	7/14/2025	001-38105
10.2#	Fourth Amendment to 180 Life Sciences Corp. 2022 Omnibus Incentive Plan	8-K	10.1	7/24/2025	001-38105
10.3#	Fourth Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan	8-K	10.2	7/24/2025	001-38105
10.4#	180 Life Sciences Corp. 2025 Option Incentive Plan	8-K	10.2	6/18/2025	001-38105
10.5£	Form of Securities Purchase Agreement, dated as of July 29, 2025, between 180 Life Sciences Corp. and the purchasers set forth therein	8-K	10.5	8/5/2025	001-38105
10.6	Form of Registration Rights Agreement, dated as of August 4, 2025, between 180 Life Sciences Corp. and the other parties thereto	8-K	10.6	8/5/2025	001-38105
10.7	Form of Strategic Advisor Agreement, dated as of July 29, 2025, between 180 Life Sciences Corp. and the other parties thereto	8-K	10.7	8/5/2025	001-38105
10.8£	Form of Secured Convertible Debenture Purchase Agreement, dated as of August 8 2025 by and between the Company and the investor thereto	8-K	10.1	8/11/2025	001-38105
10.9#	180 Life Sciences Corp. 2025 Supplemental Option Incentive Plan	8-K	10.4	7/30/2025	001-38105
10.10#	2025 Supplemental Option Incentive Plan – Form of Stock Option Agreement (July 2025 Awards)	8-K	10.5	7/30/2025	001-38105
10.11#	First Amendment to Amended and Restated Executive Consulting Agreement dated July 29, 2025, by and between 180 Life Sciences Corp., Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc.	8-K	10.6	7/30/2025	001-38105
10.12#	Offer Letter dated July 21, 2025, between 180 Life Sciences Corp. and McAndrew Rudisill	8-K	10.1	7/30/2025	001-38105
10.13£	Asset Management Agreement, dated as of August 4, 2025, between 180 Life Sciences Corp. and Electric Treasury Edge, LLC	8-K	4.2	8/5/2025	001-38105
10.14#	Offer Letter effective August 4, 2025, between 180 Life Sciences Corp. and Crystal Heter	8-K	10.2	8/5/2025	001-38105
10.15#	Offer Letter effective August 4, 2025, between 180 Life Sciences Corp. and Andrew Suckling	8-K	10.3	8/5/2025	001-38105
10.16£	Form of Secured Convertible Debenture Purchase Agreement, dated as of August 8 2025 by and between the Company and the investor thereto	8-K	10.1	8/11/2025	001-38105
10.17£	Form of Registration Rights Agreement dated August 8, 2025	8-K	10.2	8/11/2025	001-38105
10.18£	Form of Pledge and Security Agreement dated August 8,2025	8-K	10.3	8/11/2025	001-38105

10.19£	Form of Guaranty dated August 8, 2025		8-K	10.4	8/11/2025	001-38105
10.20#	Form of 180 Life Sciences Corp. 2025 Second Supplemental Option Incentive Plan		8-K	10.6	8/11/2025	001-38105
10.21#	2025 Second Supplemental Option Incentive Plan – Form of Stock Option Agreement (August 2025 Awards)		8-K	10.7	8/11/2025	001-38105
10.22#	Separation and Release Agreement dated September 4, 2025, by and between ETHZilla Corporation, Blair Jordan and Blair Jordan Strategy and Finance Consulting, Inc.		8-K	10.1	9/5/2025	001-38105
10.23£	Amended and Restated Asset Management Agreement, dated as of September 5, 2025, between ETHZilla Corporation and Electric Treasury Edge, LLC		8-K	10.1	9/8/2025	001-38105
10.24£	Physically-Settled Spot and Forward Transaction Agreement between Cumberland DRW LLC and 180 SPV Treasury Vehicle I LLC		8-K	10.2	9/8/2025	001-38105
10.25#	Consulting Agreement dated September 15, 2025, between ETHZilla Corporation and Stephen Shoemaker		8-K	10.1	9/19/2025	001-38105
10.26#	First Amendment to Option Agreement dated September 15, 2025, between ETHZilla Corporation and Stephen Shoemaker		8-K	10.2	9/19/2025	001-38105
10.27#	Executive Employment Agreement dated September 15, 2025, between ETHZilla Corporation and McAndrew Rudisill		8-K	10.3	9/19/2025	001-38105
10.28£	Form of Amendment and Waiver Agreement dated September 22, 2025		8-K	10.2	9/22/2025	001-38105
10.29#	ETHZilla Corporation 2025 Omnibus Incentive Plan		8-K	10.7	10/8/2025	001-38105
10.30	Purchase and Subscription Agreement dated October 22, 2025, by and among ETHZilla Corporation and Satschel, Inc.		8-K	2.1	10/23/25	001-38105
10.32*#	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement (November 2025 Grants)	X
10.33*#	Offer Letter between John Saunders and ETHZilla Corporation dated August 1, 2025		8-K	10.1	11/14/25	001-38105
10.34*	Amended and Restated Sales Agreement, dated November 14, 2025, by and between ETHZilla Corporation and Clear Street LLC and TCBI Securities, Inc., d/b/a Texas Capital Securities	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

£	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that ETHZilla Corporation. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHZILLA CORPORATION

Date: November 14, 2025	By:	/s/ McAndrew Rudisill
McAndrew Rudisill
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Eric R. Van Lent
Eric R. Van Lent
Chief Accounting Officer
(Principal Financial and Accounting Officer)