Form 10-K
period 2025-12-31
FORUM MARKETS Inc
filed 2026-04-01
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission File Number: 001-38105

Forum Markets, Incorporated (formerly ETHZilla Corporation)

(Exact name of registrant as specified in its charter)

Delaware	90-1890354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2875 South Ocean Blvd Suite 200 Palm Beach, FL	33480
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 507-0669

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FRMM	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,672,601. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of March 31, 2026, there were 20,313,111 shares of common stock issued and outstanding.

i

TRADEMARKS AND MARKET DATA

Our logo and some of our trademarks and tradenames are used in this Annual Report on Form 10-K (this “Report”). This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Report or ascertained the underlying economic assumptions relied upon by such sources. We have not commissioned any of the market or survey data that is presented in this Report. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” contained in Item 1A. of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to us, is also based on our good faith estimates.

Cautionary Statement Regarding Forward-Looking Information

Unless the context indicates otherwise, as used in this Report, references to “FRMM,” “Forum Markets,” the “Company,” “we,” “our,” or “us” refer to Forum Markets, Incorporated, a Delaware corporation, any references to “ETHZilla Corporation,” “ETHZ,” or “ETHZilla,” mean the Company prior to our name change effected on February 25, 2026 and after our name change effected on August 18, 2025, and any references to “180 Life Sciences Corp.” means the Company prior to our name change effected on August 18, 2025.

This Report contains forward-looking statements under federal securities laws, including within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “targets,” “scheduled,” “anticipates,” “soon,” “goal,” “intends,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report, including those described under the heading “Risk Factors” contained in Item 1A. of this Report.

In particular, forward-looking statements include, but are not limited to, any statements that are not statements of current or historical facts, such as statements relating to the Company’s ability to execute its plans, undertake tokenization activities and achieve future performance.

Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

●	failure to realize the anticipated benefits of the tokenization of real-word assets (“RWAs”);

●	the Company’s ability to expand into new markets, including the tokenization of RWAs, the timing and costs associated therewith, and regulatory compliance costs, compliance and issues related thereto;

●	the concentration of digital assets with custodians and service providers, including insolvency, non-performance, and limits on insurance coverage;

●	risks relating to the Company’s recent acquisitions and strategic investments;

●	the performance of the Eurus Aero Token I (the “Aero Token”) or future tokens that we develop, including anticipated yields thereof;

●	digital asset market and network dynamics risks, including the slowing or stopping of the development or acceptance of blockchain networks and blockchain assets would have an adverse material effect on the successful development and adoption of the Company’s tokens;

●	failure to realize the anticipated benefits of the Company’s digital asset holdings and tokenization strategies;

●	our ability to raise sufficient capital to support our operations, fund growth initiatives and repay outstanding indebtedness;

●	the Company’s ability to achieve profitable operations;

●	the potential need for changes in our long-term strategy in response to future developments;

●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;

●	expectations regarding the capitalization, resources and ownership structure of the Company;

●	the Company’s ownership of digital assets, the Company’s current and anticipated yield strategies, including its participation in decentralized finance industry (“DeFi”) protocols and tokenization of RWAs;

●	fluctuations in the market price of Ether (“ETH”), the native cryptocurrency of the Ethereum blockchain, that will impact the Company’s accounting and financial reporting;

●	government regulation of cryptocurrencies, digital assets, and tokenized securities, including evolving U.S. Securities Exchange Commission (“SEC”) interpretations thereof;

●	constrained access to banking or capital markets for digital asset-related companies;

●	the Company’s ability to repurchase shares of common stock, the timing thereof, purchase price thereof, and the fact that repurchases may not be undertaken under the stock repurchase program;

●	risks associated with the Company’s debt, liens, secured obligations and collateral provided in connection therewith;

●	exchange listing requirements and compliance;

●	changes in business, market, financial, political and regulatory conditions;

●	risks relating to the Company’s over-the-counter transactions, including the Company’s ability to repay such facilities, covenants associated therewith and security interests associated therewith, including security interests over certain of our cash and ETH;

●	risks relating to the Company’s at-the-market equity offering (the “ATM Program”), including potential downward pressure on the Company’s stock price associated therewith;

●	dilution associated with equity offerings and convertible instruments;

●	risks relating to the Company’s operations and business, including the highly volatile nature of the price of ETH and other cryptocurrencies;

●	the risk that the Company’s stock price may be highly correlated to the price of the digital assets that it holds;

●	risks related to increased competition in the industries in which the Company does and will operate;

●	risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally;

●	dependence on access to reliable, low-cost electricity and hosting, uninterrupted internet activity, and the integrity and availability of the Ethereum network;

●	utility rate structures, curtailments, grid constraints and weather events;

●	evolving U.S. and foreign laws and policies applicable to digital assets, custody, staking, market structure, sanctions/anti-money laundering (“AML”), securities and commodities regulation, and tax treatment, and possible conflicting or extraterritorial regulations, potential investigations and litigation;

●	changes in the accounting treatment and taxation of the Company’s ETH and other digital asset holdings;

●	accounting risks associated with fair value measurements and potential impairment charges;

●	our ability to remediate a material weakness in our internal control over financial reporting and maintain an effective system of internal control over financial reporting;

●	cybersecurity incidents or technological difficulties which may compromise systems and secondary market platforms, digital wallets, custodial accounts, or third-party service providers;

●	token transactions may be irreversible and losses due to fraudulent or accidental transactions may not be recoverable;

●	potential litigation involving the Company;

●	global economic conditions;

●	geopolitical events and regulatory changes;

●	the concentration of digital assets with custodians and service providers, including insolvency, non-performance, and staking-related penalties and liquidity constraints;

●	the possibility that the Company could be classified as an investment company or again be deemed a shell company;

●	vulnerabilities in smart contracts, blockchain protocol changes or forks, and the limited operating history of the Company’s tokenization activities;

●	the Company’s stock trading at a premium or discount to the value of its digital asset holdings, and competition from spot ETH exchange-traded products;

●	access to additional financing, and the potential lack of such financing; and

●	the Company’s ability to raise funding in the future and the terms of such funding, including dilution caused thereby.

Any forward-looking statement in this Report reflects our current views with respect to future events or to our future financial performance and involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements included herein speak only as of the date of the filing of this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I

Item 1. Business.

Overview

Forum Markets, Incorporated (formerly ETHZilla Corporation) (the “Company,” “Forum,” “we,” “our” or “us”) is a financial technology company focused on developing infrastructure that supports the origination, financing, and distribution of RWAs through blockchain-enabled capital markets.

During 2025 and early 2026, the Company further focused its business model toward building and operating platforms designed to originate and finance real-world financial assets that could ultimately be distributed through tokenized capital markets. This evolution reflects management’s view that long-term value creation in blockchain-enabled financial markets will be driven primarily by operating businesses that originate and structure income-generating assets, rather than by passive digital asset holdings.

In early 2026, the Company adopted the name Forum Markets, Incorporated to reflect its evolving strategy of building infrastructure intended to modernize capital markets through the tokenization of real-world assets.

The Company’s business strategy is centered on integrating traditional financial asset markets with blockchain-based infrastructure to enable the tokenization of income-generating real-world assets such as consumer credit, equipment finance assets, and other contractual cash-flow streams. Tokenization refers to the process of representing ownership interests or economic rights in real-world assets through digital tokens issued and managed on blockchain networks.

The Company utilizes blockchain infrastructure, including Ethereum and related Layer-2 scaling protocols, to support the issuance, management, and potential secondary trading of tokenized financial instruments. These systems may allow improved transparency, programmability of asset cash flows, and more efficient settlement relative to traditional financial market infrastructure.

The Company’s strategy is to build an integrated platform that connects:

●	asset origination platforms,

●	institutional financing sources,

●	regulated digital asset infrastructure focused on cash flowing assets, and

●	global growth-oriented capital markets.

Through this approach, the Company seeks to enable financial assets to be originated, financed, and distributed through both conventional financial channels and emerging blockchain-based capital markets.

Moving forward we also plan to leverage our relationships with Satschel, Inc. (“Satschel”), Karus, Inc. (“Karus”), and Zippy, Inc. (“Zippy”). These relationships are expected to support our efforts to tokenize RWAs and convert such tokenized RWAs into compliant, tradable instruments with both primary and secondary market liquidity.

Company Developments

Forum Markets, Incorporated was originally formed in 2016 as a clinical stage biotechnology company under the name 180 Life Sciences Corp., focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation and fibrosis through innovative research and, where appropriate, combination therapy. We also pursued software-enabled gaming initiatives, including the September 2024 acquisition of certain source code and intellectual property relating to the back-end technology platform for an online blockchain casino.

By the first half of 2025, our operating plan was focused on commercializing this blockchain-enabled iGaming technology platform, including initially targeting business-to-consumer online casinos and exploring a potential business-to-business platform model. During that same period, we substantially slowed our remaining biotechnology research and development efforts and evaluated strategic alternatives for those assets, including a potential sale or disposition.

Beginning in the third calendar quarter of 2025, our management team made a strategic shift in our business strategy and operations to prioritize (i) developing capabilities to acquire, structure and tokenize RWAs, (ii) deploying ETH in DeFi protocols to generate yield, and (iii) owning cash flowing assets on the balance sheet that could assist in tokenizing RWAs while producing revenue and cash flow for the Company. Concurrently, we streamlined our legacy portfolio by determining to no longer pursue the commercialization of the blockchain-enabled iGaming technology platform and by divesting our legacy pharmaceutical research business.

To implement this strategic transition, in late July 2025 we entered into definitive arrangements to finance and operationalize the new strategy, including a $300 million private placement of the Company’s common stock, par value $0.0001 per share (the “common stock”), and pre-funded warrants (which closed on August 4, 2025), and a Strategic Advisor Agreement with each of Pink Sands Group, LLC, Cyber, Moode LLC, Moon Cat, LLC, Zorba Investments LLC, Purple Poseidon LLC, Tentacle Holdings LLC, PCAO LLC, Johnny Foxtrot LLC and New Island Advisors LLC (collectively, the “Strategic Advisors”), pursuant to which the Strategic Advisors received warrants to purchase an aggregate of 4,557,223 shares of our common stock with an exercise price of $27.75 per warrant (the “Initial Strategic Advisor Warrants”). In August 2025, we conducted a $156.25 million senior secured convertible note offering (the “August 2025 Convertible Notes”), and in September 2025, we amended and expanded the convertible note arrangements, including by issuing an additional series of senior secured convertible notes (the “September 2025 Convertible Notes,” and together with the August 2025 Convertible Notes, the “Convertible Notes”) for an aggregate principal amount of $360 million. In connection with the offering of the September 2025 Convertible Notes, we granted additional warrants to purchase an aggregate of 907,111 shares of our common stock at an exercise price of $34.45 per warrant (the “Subsequent Strategic Advisor Warrants”). We also engaged an external asset manager to manage a substantial portion of the ETH held on our balance sheet.

On August 18, 2025, we implemented a corporate rebrand and changed our corporate name from 180 Life Sciences Corp. to ETHZilla Corporation, and our common stock and public warrants (which have since expired) began trading on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbols “ETHZ” and “ETHZW,” respectively, replacing “ATNF” and “ATNFW,” respectively.

During the remainder of 2025, we continued to execute investments required to have access to the required financial infrastructure for issuing regulated tokenized securities and to develop the pipelines necessary to access selected points of debt origination. We also increased our financial flexibility by establishing the ATM Program in August 2025, authorizing a $250 million stock repurchase program and a related transaction expected to provide up to $80 million of ETH-collateralized proceeds to fund repurchases, increasing our authorized common stock and effecting a 1-for-10 reverse stock split in October 2025 (the “Reverse Stock Split”), and repurchasing and redeeming all of our outstanding Convertible Notes in December 2025.

In connection with this strategic transition, we adopted a strategy to acquire, structure and tokenize RWAs, as further described under “—Our RWA Tokenization Strategy.” To support this strategy, we entered into acquisition and investment agreements, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events” below.

On February 25, 2026, we implemented a corporate rebrand and changed our corporate name to Forum Markets, Incorporated, and our common stock began trading on Nasdaq under the ticker symbol “FRMM.”

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, AS AMENDED (THE “INVESTMENT COMPANY ACT”), AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT OF 1936, AS AMENDED.

How We Purchase or Sell Digital Assets

Our management team reviews the Company’s short-term obligations and excess cash available to dedicate to the investment in tokens and other related digital assets. If it is determined that the Company has excess cash available to dedicate to digital assets, we can deploy that capital into one of our custodians and through acquisition strategies with the custodians and our asset manager. If it is determined that the Company needs to liquidate part of its digital assets, the same process of selling the ETH into the market it is used.

During the year ended December 31, 2025, we sold approximately 33,629 ETH and 23 million USDC and other incentive tokens for an aggregate of $134.3 million, at an average price of $3,308.5 per ETH. As of December 31, 2025, the Company held approximately 69,800 ETH or ETH equivalent in liquid staking protocols on its balance sheet.

Between January 1, 2026 and March 31, 2026, the Company sold approximately 57,359 ETH for an aggregate of $114.5 million, at an average price of $1,997 per ETH. As of March 31, 2026, the Company held approximately 12,441 ETH on its balance sheet which is collateral on crypto collateralized loan.

ETH Deployment Strategy

We deployed our ETH across staking, lending and advanced DeFi protocols to generate yields. Through our proprietary protocol implementations, we facilitated DeFi transactions and asset digitization across multiple Layer 2 Ethereum networks. We have partnered with Electric Capital and liquid restaking leaders like Puffer and etherFi, which enabled us to generate returns on our ETH reserves while providing security and capital efficiency to stakeholders.

Our staking revenues were derived from the rewards we earn by actively participating in the Ethereum network’s PoS consensus mechanism. Specifically, Forum delegates its ETH holdings to validators that process and verify transactions on the blockchain. In return, the Company receives protocol-level rewards in ETH, typically proportional to the amount staked and the network’s overall activity and performance.

Our ETH staking activities included native staking, as well as liquid staking. In native staking, the Company, through its agreements with custodians and asset managers, staked assets with third-party validators. Participants stake ETH through these validator nodes and, when chosen as validators by the network, earn staking rewards and transaction fees proportional to their staked amount. Liquid staking is similar to native staking, however, one key difference and intended benefit of this method is the ability to provide the Company with tokens representing digital assets in exchange for its ETH. Additionally, as part of the “activating” and “exiting” processes of ETH staking, any staked ETH may be inaccessible for a period of time determined by a range of factors, resulting in certain liquidity risks that we must attempt to manage.

To reduce the amount of the ETH deployed or to change the allocation of ETH, we initiate an unstaking process, which effectively reverses the delegation or deployment of the ETH from the applicable validator, protocol or network.

Liquidity Management

The Company’s native staking program involved the temporary loss of the ability to transfer, assign a new validator or otherwise dispose of the ETH. We maintain a certain amount of liquid ETH on the balance sheet and a certain amount of cash to ensure that the Company is able to satisfy its current obligations.

Our Holdings

As of December 31, 2025, the fair value of our combined digital asset holdings totaled approximately $242.6 million, consisting of ETH, along with liquid staking incentive tokens and liquid staked ETH.

As of March 31, 2026, the fair value of our combined digital asset holdings totaled approximately $25.1 million, consisting of 12,144 ETH.

Human Capital Resources

As of December 31, 2025, we employed four individuals and engaged four dedicated contractors. We strive to attract and retain professionals with expertise in digital assets, engineering, compliance and finance. We emphasize integrity, transparency and risk discipline, support equal-opportunity employment, and maintain a safe and inclusive workplace. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe our employee relations are good.

Our RWA Tokenization Strategy

In the third quarter of 2025, we began building an RWA tokenization business. As part of our RWA tokenization strategy, we intend to acquire or source real-world, cash-flowing assets and structure them into tokenized income products for issuance on Ethereum Layer 2 networks and blockchain. Distribution of these tokenized income products and facilitation of related secondary trading are expected to occur primarily through Liquidity.io, an SEC registered alternative trading system operated by a regulated broker-dealer in whose parent company we own a 15% fully-diluted stake.

We intend to generate revenue from this strategy through a combination of (i) net yield while we hold such assets prior to tokenization, (ii) origination or issuance fees when tokenized income products are created and sold, (iii) ongoing asset management fees while investors hold tokenized income products, and (iv) transaction-based fees associated with secondary trading.

Since the total addressable market for the tokenization of RWAs is projected to be $2 to $5 trillion for the fiscal year ended December 31, 2026, we have chosen to initially focus our efforts in specific areas:

●	auto loans, with the opportunity to further expand into consumer credit;

●	manufactured home loans, with the future potential to participate in mortgages;

●	aerospace equipment, with the prospect to enter maritime and other financeable heavy equipment markets; and

●	land and commercial real estate, with the ability to expand into the broader real estate market.

We believe strategic partnerships are attractive and necessary to rapidly scale our tokenization business, as further described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events.” In late 2025, we entered into strategic partnerships with and took equity stakes in Karus and Zippy. These partnerships have expanded our access to high-quality, scalable credit assets — auto loans and manufactured home loans — establishing a foothold in our first two focus areas. Both markets are well suited for tokenization and have historically been dominated by a handful of large private and institutional investors. This creates an opportunity to tokenize assets that most investors cannot readily access today, opening up an entirely new investment category. Our strategic investments in Karus and Zippy were established through competitive processes and extensive rounds of due diligence, and we were the partner of choice due to our capabilities and infrastructure on Ethereum Layer 2s as well as strong alignment on our joint vision of the market opportunity.

As we expand into additional asset classes, we are evaluating options to fund the acquisition of new assets for tokenization, which may require more US dollars and substantially less Ethereum on our balance sheet.

Competitive Landscape

The markets in which the Company operates are evolving and highly competitive. The Company competes with a range of participants across traditional financial services, financial technology platforms, and digital asset infrastructure providers.

In the asset origination and financing markets, the Company competes with traditional financial institutions, specialty finance companies, and financial technology platforms that originate or finance consumer credit and other income-generating financial assets. Many of these competitors have significantly greater financial resources, longer operating histories, and established customer relationships.

In the emerging market for tokenized RWAs, the Company competes with digital asset infrastructure providers and financial technology firms developing tokenization platforms and digital securities infrastructure. These may include regulated digital asset platforms, blockchain infrastructure providers, and financial institutions exploring the issuance of tokenized financial products.

Certain large financial institutions and asset managers have also begun to explore blockchain-based financial infrastructure initiatives. For example, asset managers such as BlackRock and investment firms such as KKR, Apollo and Hamilton Lane have participated in initiatives involving tokenized funds or private market assets.

The Company believes competition in this market will be influenced by several factors, including:

●	the ability to originate or access high-quality real-world assets,

●	regulatory compliance and governance frameworks,

●	the development of secure and scalable tokenization infrastructure,

●	access to institutional capital markets, and

●	the ability to establish distribution channels for tokenized financial products.

Management believes the Company’s strategy of integrating asset origination, financing, and tokenization infrastructure may provide differentiation relative to firms focused solely on digital asset technology or financial asset origination.

Revenue Model

The Company’s revenue model is evolving as it continues to develop its RWA tokenization platform and related financial infrastructure. The Company may generate revenue from several sources, including:

Asset Yield and Financing Income

The Company may acquire or finance RWAs, including consumer loan portfolios or heavy equipment assets, which generate income through borrower capital and interest payments or lease revenue. These assets may be financed through balance sheet capital, warehouse facilities, or other financing arrangements.

Tokenization and Structuring Fees

The Company may generate revenue from structuring, issuing, or managing tokenized financial products backed by RWAs. These activities may include asset structuring, digital issuance services, and ongoing administration of tokenized asset programs.

Asset Distribution and Capital Markets Activities

The Company may also generate revenue from the placement, distribution, or management of tokenized RWA offerings through institutional or digital capital markets.

Because the Company’s tokenization platform is still in development, the relative contribution of these revenue sources may change over time as the Company expands its operations and capital markets activities.

Government Regulation

The laws and regulations applicable to ETH and other digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets. Certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the United States, digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (the “IRS”), and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of ETH, the markets for ETH and cryptocurrency in general, and our activities in particular, our business and our digital assets strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our digital assets strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm or criminal activity stemming from digital assets activity.

On March 17, 2026, the SEC issued an interpretation — not a binding regulation — addressing how the federal securities laws apply to certain types of crypto assets and transactions involving crypto assets (the “Digital Asset Interpretation”). The Digital Asset Interpretation represents a shift in the SEC’s regulatory posture toward the crypto asset industry, moving from reliance primarily on enforcement actions to affirmative guidance establishing a classification framework and clarifying when crypto-related activities do or do not implicate the federal securities laws.

A central feature of the Digital Asset Interpretation is the establishment of a taxonomy that classifies crypto assets into distinct categories based on their characteristics, uses, and functions, and then analyzes each category under the statutory definition of “security” under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The categories are as follows:

●	Digital Commodities. A digital commodity is a crypto asset intrinsically linked to, and deriving its value from, the programmatic operation of a “functional” crypto system and supply and demand dynamics, rather than from the expectation of profits based on the essential managerial efforts of others. A digital commodity is not a security. The Digital Asset Interpretation identifies a number of specific crypto assets as digital commodities, including ETH.

●	Digital Collectibles. A digital collectible is a crypto asset designed to be collected or used, such as artwork, music, videos, trading cards, in-game items, digital representations or references to internet memes, characters, current events, or trends. Digital collectibles are not securities.

●	Digital Tools. A digital tool is a crypto asset that performs a practical function, such as a membership, ticket, credential, title instrument, or identity badge. They are often non-transferable or “soul-bound,” and their value is derived from functional utility rather than from any expectation of profits based on the essential managerial efforts of others.

●	Stablecoins. Payment stablecoins, as defined in the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) (i.e., those issued by a “permitted payment stablecoin issuer” under that legislation), will be excluded from the definition of “security” by statute upon the earlier of 18 months after enactment (January 18, 2027) or 120 days after final implementing regulations are issued.

●	Digital Securities. A digital security is a financial instrument enumerated in the statutory definition of “security” that is formatted as or represented by a crypto asset, with ownership records maintained in whole or in part on one or more crypto networks. A security is a security regardless of whether it is issued offchain or onchain.

While the Digital Asset Interpretation conveys the SEC’s views on how the definition of “security” applies to crypto assets, it does not have the binding force of a regulation adopted through notice-and-comment rulemaking. Accordingly, courts are not bound by it and may reach different conclusions, and a future SEC could revise or withdraw it.

The CFTC did not co-issue the Digital Asset Interpretation, but separately provided guidance indicating that it intends to administer the Commodities Exchange Act of 1936, as amended (the “CEA”), consistent with the SEC’s interpretation. Accordingly, by following the Digital Asset Interpretation, the CFTC will continue to regulate Ethereum as a digital commodity. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital asset markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade and the Digital Asset Interpretation does not include in its taxonomy digital derivatives or digital swaps or address regulation regarding these products.

The Digital Asset Interpretation clarifies the SEC’s position that ETH in its present state is not treated as a security. By contrast, under the Digital Asset Interpretation our tokenized RWA products are Tokenized Securities, and in the Digital Asset Interpretation, the SEC staff stated that tokenizing a security, including using “on-chain” recordkeeping, does not change the application of federal securities laws, including that each offer and sale of a security must be registered or exempt. Accordingly, our tokenization and related arrangements, including our arrangement with Liquidity.io (a registered broker-dealer in whose parent company we hold a 15% fully-diluted stake), may trigger additional requirements under the Securities Act and Exchange Act and could require us to modify, limit, or cease certain offerings or activities.

In addition, because transactions in ETH provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of ETH and Ethereum platforms, and there is the possibility that law enforcement agencies could close or blacklist such Ethereum platforms or other Ethereum-related infrastructure with little or no notice and prevent users from accessing or retrieving ETH held via such platforms or infrastructure. For example, the U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list, and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals. Additionally, in January 2025, the CFPB announced that it is seeking public input on privacy protections and surveillance in digital payments, particularly those offered through large technology platforms.

As noted above, activities involving ETH and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. In the United States, regulation on stablecoins was recently signed into U.S. federal law through the GENIUS Act, which established the first comprehensive regulatory framework specifically for “payment stablecoins” — digital assets designed to maintain a stable value pegged to a fiat currency (typically the U.S. dollar) and intended for use in payments or transfers. The GENIUS Act aims to foster innovation in the stablecoin sector while ensuring financial stability, consumer protection, and compliance with AML standards.

The regulatory landscape for digital assets continues to evolve rapidly across different jurisdictions, and we may become subject to new laws and regulations that could materially affect our business operations, compliance obligations, and financial performance. For a comprehensive discussion of the risks that existing and future regulations pose to our business, including specific regulatory developments that may materially impact our operations, see “Item 1A. Risk Factors” of this Report.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, when such reports are filed with or furnished to the SEC, on the “Investors”– “Financials”– “SEC Filings” page of our website at https://forum-markets.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our General Counsel, who can be contacted at the address and telephone number set forth on the cover page of this Report. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

We use, and will continue to use, our website (https://forum-markets.com), press releases and various social media channels, including our X account (x.com/forummarkets) and our LinkedIn account (https://www.linkedin.com/company/forummarkets/), as additional means of disclosing public information to investors, the media and others interested in the Company. It is possible that certain information that we post on our website, disseminated in press releases and on social media could be deemed to be material information, and we encourage investors, the media and others interested in the Company to review the business and financial information that we post on our website and disseminate in press releases and on the social media channels identified above, as such information could be deemed to be material information. The contents on our website and our social media channels are not incorporated by reference into this Report and should not be considered a part of this Report.

Item 1A. Risk Factors.

Ownership of our securities involves a high degree of risk. You should carefully consider the risks described below, together with all other information contained in or incorporated by reference into this Report, including our consolidated financial statements and the notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following discussion highlights material risks that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, prospects and the trading price of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks actually occur, our business could be materially harmed and the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Holding Digital Assets and Our Tokenization Strategies

Our business strategy has a limited operating history and volatility in the price of our tokenized securities could materially and adversely affect our financial results and the market price of our common stock.

Our business strategy has a limited operating history and may not perform as we expect across different market conditions. If we are unable to execute our RWA tokenization due to limitations of availability of capital, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected. Our ability to pursue this strategy also depends, in significant part, on our ability to raise capital on acceptable terms.

In addition, our tokenized securities may experience significant price volatility and limited liquidity, particularly because our tokenization activities are at an early stage and secondary-market infrastructure for tokenized securities has limited operating history. We have limited experience developing and commercializing tokenized products, and we may not be able to launch, scale, or generate material revenues from tokenization activities on a timely basis or at all. The trading price of our tokenized securities may be affected by, among other things, market acceptance, liquidity and price discovery, the availability and reliability of relevant market infrastructure and intermediaries, and regulatory developments, and may fluctuate for reasons unrelated to our operating performance. If we are unable to successfully execute our tokenization strategy, our business, financial condition, results of operations, and prospects could be materially adversely affected.

We face risks relating to the custody of our Digital Assets, including concentration with one or more custodians, limits on insurance coverage, and adverse outcomes in insolvency proceedings.

We hold our digital assets with regulated custodians that have contractual duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our digital assets among our custodians, and our digital asset holdings may be concentrated with a single custodian from time to time. In light of the significant amount of digital assets we hold, we may seek to engage additional custodians to achieve a greater degree of diversification in the custody of our digital assets as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our digital assets, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our digital assets, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

Any insurance that we may have or may obtain covering losses of our digital asset holdings may cover none or only a small fraction of the value of the entirety of our digital asset holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our digital assets. Moreover, our use of custodians exposes us to the risk that the digital assets our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such digital assets. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our digital assets. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue our business as currently conducted.

Under the Investment Company Act, a company generally will be considered an investment company if it primarily invests in securities or if it owns more than 40% of its total assets in securities. Although we do not believe we meet these tests, a substantial portion of our assets are digital assets, including ETH, which currently represent more than 40% of our total assets. In addition, we plan to tokenize RWAs and have acquired minority interests in several other companies. While we do not currently consider these assets to be “investment securities” under the Investment Company Act, there is a risk that the SEC or another regulatory authority could treat some or all of these assets as securities for these purposes.

If any of these assets were deemed to be investment securities, our ownership could exceed the thresholds for investment company status, which could require us to take actions to dispose of assets, restrict our operations, or otherwise alter our business strategy. Reliance on available exemptions or safe harbors under the Investment Company Act, may not be available when needed and could require us to limit certain business activities, including tokenization projects or holding minority interests.

Because the rules governing digital assets, tokenized assets, and minority investments are uncertain and evolving, there can be no assurance that we will not be deemed to be an investment company in the future. Being classified as an investment company could materially and adversely affect our business, financial condition, results of operations, and prospects.

Volatility in the price of our tokenized securities could materially adversely affect our financial results and the market price of our common stock.

Our business strategy has a limited operating history and may not perform as we expect across different market conditions. If we are unable to execute our RWA tokenization strategy due to limitations of availability of capital, our financial condition, results of operations, and prospects and the market price of our common stock could be materially adversely affected. Our ability to pursue this strategy also depends, in significant part, on our ability to raise capital on acceptable terms.

In addition, our tokenized securities may experience significant price volatility and limited liquidity, particularly because our tokenization activities are at an early stage and secondary-market infrastructure for tokenized securities has limited operating history. We have limited experience developing and commercializing tokenized products, and we may not be able to launch, scale, or generate material revenues from tokenization activities on a timely basis or at all. The trading price of our tokenized securities may be affected by, among other things, market acceptance, liquidity and price discovery, the availability and reliability of relevant market infrastructure and intermediaries, and regulatory developments, and may fluctuate for reasons unrelated to our operating performance. If we are unable to successfully execute our tokenization strategy, our business, financial condition, results of operations, and prospects and the market price of our common stock could be materially adversely affected.

Regulatory uncertainty regarding ETH, our digital assets treasury strategy and our tokenization activities could subject us to additional regulation, enforcement actions and significant compliance costs, require us to materially change or cease certain operations, and adversely affect the market price of ETH and our securities.

The regulatory treatment of digital assets generally, ETH specifically, and tokenized instruments representing interests in RWAs is evolving and remains uncertain in the United States and abroad. Regulatory authorities, including the SEC, the CFTC, FINRA and state regulators, have taken differing, and at times inconsistent, positions regarding the classification and regulation of digital assets, digital asset transactions, and tokenized securities. As a result, we cannot predict whether, when, or how new laws, regulations, interpretive guidance, enforcement priorities or judicial decisions will impact ETH, our ETH-related activities, or our tokenization strategy. Any such developments could increase our compliance costs, restrict our operations, limit the availability of service providers and trading venues, reduce liquidity, or otherwise adversely affect our business, financial condition, results of operations and prospects, as well as the market price of ETH and the market price of our securities.

The Digital Asset Interpretation represents a shift in the SEC’s regulatory posture toward the crypto asset industry, moving from reliance primarily on enforcement actions to affirmative guidance establishing a classification framework and clarifying when crypto-related activities do or do not implicate the federal securities laws. While the Digital Asset Interpretation conveys the SEC’s views on how the definition of “security” applies to crypto assets, it does not have the binding force of a regulation adopted through notice-and-comment rulemaking. Accordingly, courts are not bound by it and may reach different conclusions, and a future SEC could revise or withdraw it.

Notwithstanding the Digital Asset Interpretation, if ETH were determined to be a digital security, we could become subject to additional regulatory requirements and potential enforcement proceedings, including injunctions, cease-and-desist orders, fines and penalties, and we could be required to alter, suspend or restrict aspects of our digital assets treasury strategy, including our ability to acquire, hold, stake, lend, collateralize or otherwise transact in ETH. In addition, a determination that ETH, or other digital assets or interests we hold, constitutes “investment securities” for purposes of the Investment Company Act could increase the risk that we would be deemed an investment company, which could require us to dispose of assets, restrict our operations, or otherwise materially change our business strategy, and could make it impractical for us to continue our business as currently conducted.

Even if ETH is not treated as a tokenized security under the Digital Asset Interpretation or otherwise, ETH is treated as a digital commodity under the Digital Asset Interpretation and the CFTC has stated that it intends to administer the CEA consistent with the SEC’s interpretation. The CFTC has in the past asserted regulatory authority over certain ETH-related markets and activities. Legislative or regulatory developments, including new or revised CFTC interpretations or rules, could expand or otherwise change the regulatory obligations applicable to ETH, ETH derivatives, or other ETH-related transactions. To the extent our current or future activities are deemed to require CFTC registration or enhanced compliance, including, depending on the structure of our activities, as a commodity pool operator and or commodity trading advisor and registration of the Company as a commodity pool through the National Futures Association, we could incur substantial, non-recurring and ongoing expenses, face operational constraints, and be required to limit, restructure or cease certain activities, any of which could materially adversely affect our business and results of operations.

Our tokenization activities also involve significant securities law and related regulatory considerations. Our business model involves the securitization of RWAs and the issuance of digital, tokenized instruments representing interests in such assets that may be offered and sold in primary transactions and traded in secondary markets. Because our tokenized RWA products are digital securities under the Digital Asset Interpretation, our offers and sales are subject to the Securities Act, including the requirement to register each offer and sale or rely on an available exemption, and regulators have stated that tokenization, including on-chain recordkeeping, does not change the application of the federal securities laws. Accordingly, regulators could determine that aspects of our tokenization, distribution, transfer and trading arrangements, including arrangements involving Liquidity.io or other intermediaries or trading venues, require additional registrations or compliance under the Exchange Act, including as an exchange or alternative trading system, broker-dealer, dealer, clearing agency or otherwise, or under the Investment Company Act or the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Any such determination could require us to modify, limit, delay or cease certain token offerings or tokenization-related operations, could result in significant legal and compliance costs, and could expose us to investigations, enforcement actions, civil litigation, rescission claims, reputational harm, and restrictions on our ability to operate in certain jurisdictions.

These risks may be compounded by regulatory changes or enforcement actions affecting the broader digital asset ecosystem and the service providers on which we rely, including custodians, trading venues, staking providers, broker-dealers, identity verification and AML providers, and other counterparties. In addition, evolving requirements under AML, sanctions, money services and money transmission regimes, as well as foreign regulatory frameworks, could further increase our costs, impose new operational constraints, limit market access, or reduce liquidity.

Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and could cause the market price of ETH and the market price of our securities to decline.

We are dependent on third parties and third-party platforms to execute and support the trading and transfer of our tokenized securities

Secondary trading of our Aero Token occurs on Liquidity.io and we expect that any secondary trading of our tokenized securities would occur on one or more registered alternative trading systems, including Liquidity.io. These platforms and the related technology and market infrastructure for secondary trading of tokenized securities are relatively new and have limited operating history with respect to securities such as ours. As a result, the initial distribution, listing, or secondary trading of our tokenized securities may experience technical difficulties, limited liquidity, limited price transparency, market fragmentation, operational disruptions, or other challenges that could impair trading activity, hinder price discovery, or adversely affect the perceived value of our tokenized securities.

If we are unable to obtain or maintain access to one or more suitable staking providers, custodians, or trading venues, or if staking or trading on such platforms is delayed, limited, disrupted, or terminated, our ability to execute our tokenization strategy, attract participants, and generate revenues from tokenization-related activities could be materially and adversely affected.

We rely on third-party service providers to support “know-your-customer” and AML investor verification for our tokenized securities, and any failure or interruption of those services could disrupt our tokenization activities.

We expect to rely on one or more third-party compliance and identity verification providers to perform “know-your-customer,” AML, sanctions screening and related investor verification processes in connection with the offer, sale, issuance and transfer of our tokenized securities, including to support gating functionality and maintaining records of verified participants.

If any such provider experiences service interruptions, cybersecurity incidents, data integrity issues, regulatory actions, technology failures, or ceases operations, we may be unable to onboard new participants, process subscriptions, complete issuances, or permit transfers of our tokenized securities. Any failure or compromise of these systems could also impair the accuracy or integrity of our verification and compliance records, expose us to regulatory scrutiny or enforcement risk, and lead to customer disputes, reputational harm, and additional legal and compliance costs. In addition, migrating to an alternative provider may be time-consuming, costly, and operationally complex, and could require changes to our processes, technology integrations, or contractual arrangements. Any of the foregoing could reduce liquidity, delay or limit our tokenization initiatives, and materially and adversely affect our business, results of operations and prospects.

We may rely on smart contracts that are upgradeable, which could introduce operational, security, and governance risks and could adversely affect our tokenization activities.

Our tokenization activities may rely on smart contracts and related blockchain-based infrastructure that are implemented using upgradeable proxy patterns or other mechanisms that permit changes to contract logic after deployment. While upgradeability can allow us or our service providers to address bugs, add features, respond to regulatory developments, or modify functionality, it also introduces risks.

Contract upgrades may be implemented incorrectly, may introduce new vulnerabilities, may create unexpected interactions with other protocols or infrastructure, or may otherwise impair the functionality, security, or reliability of the smart contracts. In addition, upgrade authority may create governance and control risks, including the risk of misuse, key compromise, or actions that are perceived as unfavorable by users, counterparties, regulators, or other market participants.

Any failure, exploit, or disruption relating to our smart contracts, or any perception that our tokenized instruments are subject to uncertain or changeable rules, could lead to financial losses, trading or transfer disruptions, customer disputes, regulatory scrutiny, reputational harm, and could materially and adversely affect our business, results of operations, and prospects.

If the Company fails to commercialize its plans to securitize RWAs and allow such RWAs to be monetized through tokenized tradable instruments with both primary and secondary market liquidity, in the future, the Company could once again be deemed to be a “shell company.”

Prior to the completion of our November 2020 initial business combination, we were a “shell company,” which is a company that (i) has no or nominal operations; and (ii) either: (A) no or nominal assets; (B) assets consisting solely of cash and cash equivalents; or (C) assets consisting of any amount of cash and cash equivalents and nominal other assets. In the future we could again be deemed a “shell company,” including if we fail to take significant steps to expand and commercialize our plans to securitize RWAs, and allow such RWAs to be monetized through tokenized tradable instruments with both primary and secondary market liquidity, in the future, or if we fail to undertake alternative business operations and/or if our expected ETH holdings are deemed cash equivalents. Rule 144 as promulgated under the Securities Act is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. Because we are a former shell company, our securities cannot be resold under Rule 144 unless certain conditions are met. If in the future we become a “shell company” again, Rule 144 will not be available for the sale of our common stock or other securities until we cease to be “shell company” and at least one year has elapsed since we file Form 10 information with the SEC, subject to the other requirements of Rule 144.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of, or changes to, our ETH holdings, the manner in which our ETH is custodied, our ability to engage in transactions with affiliated parties, and our operating and investment activities generally, are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. The board of directors of the Company (the “Board of Directors”) has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our ETH holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring, holding and selling ETH.

Our ETH holdings are concentrated and less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

As of December 31, 2025, approximately 79% of our assets were concentrated in our ETH holdings or resulted from funds received from the liquid staking of ETH. The concentration of our assets in ETH limits our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of balance sheet assets. If there is a significant decrease in the price of ETH, we may experience a more pronounced impact on our financial condition than if we invested our cash in a more diverse portfolio of balance sheet assets.

Historically, the ETH market has been characterized by significant price volatility, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our ETH at favorable prices or at all. In addition, trading venues may impose transaction or withdrawal limits or suspend withdrawals entirely, which could make it difficult or impossible for us to convert ETH to fiat currency when needed. For example, a number of ETH trading venues temporarily halted deposits and withdrawals in 2022. As a result, our ETH holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, ETH we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered ETH or otherwise generate funds using our ETH holdings, including in particular during times of market instability or when the price of ETH has declined significantly. If we are unable to sell our ETH, enter into additional capital raising transactions, including capital raising transactions, using ETH as collateral, or otherwise generate funds using our ETH holdings, or if we are forced to sell our ETH at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Our digital asset holdings expose us to risk of non-performance by providers and counterparties.

Our digital asset holdings expose us to the risk of non-performance by providers and counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a provider or counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of our digital assets, a loss of the opportunity to generate funds, or other losses. Because many digital asset trading venues are relatively new and may provide limited transparency regarding their operations, controls and regulatory compliance, we may face heightened risk of fraud, security failures or operational disruptions at such venues and counterparties.

Our primary provider risk with respect to our ETH is custodian performance obligations under the various custody arrangements we have entered into, which are reliant on our custodial relationships and agreements with Coinbase Inc. (“Coinbase”) and its affiliates. Any failures of our custodians to perform could have an impact on our business, prospects, financial condition and operating results. In addition, in the event of a termination of one or more of our custody agreements, we would be required to contract with an alternative custodian at terms and conditions that may not be as favorable as our current custody agreements.

A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the perceived and actual counterparty and provider risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our digital assets, nor have such events adversely impacted our access to our digital assets, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While all of our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held digital assets will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our digital asset holdings, we would become subject to additional counterparty risks. Any significant non-performance by providers and counterparties, including, in particular, the custodians with which we custody substantially all of our digital asset holdings, may adversely affect our prospects, financial condition and operating results.

Our common stock may be more volatile and may trade at a substantial premium or discount to the value of the digital assets we hold.

The market price of our common stock reflects many factors that do not affect the spot price of our digital asset holdings and may therefore diverge materially—positively or negatively—from the value of such holdings. These factors include, among others: our corporate-level expenses; taxes; the timing, size and pricing of equity or debt financings (including at-the-market offerings or convertible securities), equity awards and other sources of dilution; expectations about our future purchases or sales of ETH, staking activity or special distributions; our liquidity, public float, short interest and securities lending/borrow dynamics; the availability and pricing of exchange-listed alternatives (such as exchange-traded products holding ETH) and differences between those vehicles and a corporate issuer (including the absence in our case of an in-kind creation/redemption mechanism that can reduce premiums/discounts); differences in trading hours and market microstructure between our common stock and spot markets for ETH; changes in index inclusion, analyst coverage or investor sentiment toward us as an operating company; our corporate governance, financial reporting and any actual or perceived operational, custody, technology or regulatory risks specific to us; and broader equity-market conditions independent of crypto-asset markets. As a result, our stock may be more volatile and may trade at a premium or discount to the value of our digital asset holdings for extended periods.

The availability of spot exchange-traded products (“ETPs”) for ETH and other digital assets may adversely affect the market price of ETH or other digital assets and, consequently, the trading price of our common stock.

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

Although we are an operating company, and we believe we offer a different value proposition than an ETH investment vehicle such as a spot ETH ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP and choose to purchase shares of a spot ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to ETH that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours.

As a result of the foregoing factors, availability of spot ETPs for ETH and other digital assets could have a material adverse effect on the market price of our common stock.

Changes in the accounting treatment of our ETH holdings and the application of fair value accounting could materially increase the volatility of our results and adversely affect the market price of our common stock.

We have adopted Accounting Standards Update No. 2023-08 (“ASU 2023-08”) as of January 1, 2025, which requires us to measure our ETH holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our ETH in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our ETH holdings. Due in particular to the volatility in the price of ETH, we expect the measurement at fair value to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our ETH on our balance sheet. ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and listed securities.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of ETH, particularly because we only began our RWA tokenization and digital asset strategy in the third quarter of 2025. The price of ETH has historically been subject to dramatic price fluctuations and is highly volatile. We determine the fair value of our ETH based on quoted (unadjusted) prices on the Coinbase exchange, and, as a result of ASU 2023-08, we recognize gains and losses from changes in such fair value in net income each reporting period. This accounting treatment may create significant volatility in our reported earnings and could decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of ETH at prices above our carrying value for such assets would create a gain for financial reporting purposes, even if we would otherwise incur an economic or tax loss with respect to such transaction, which could also contribute to volatility in our reported earnings.

Because we intend to purchase additional ETH in future periods and increase our overall holdings of ETH, we expect that the proportion of our total assets represented by our ETH holdings will increase in the future. As a result, and in particular due to our adoption of ASU 2023-08, volatility in our earnings may be significantly greater than what we experienced in prior periods.

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

Validators must deposit 32 ETH to activate a unique validator key pair that is used to sign block proposals and attestations on behalf of its stake (i.e., vote on its view of the chain). For every 32 ETH deposit that is staked, a unique validator key pair is generated. An application built on the Ethereum network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution which permits holders of ETH to deposit them with Lido, which stakes the ETH while issuing the holder a transferrable token, is reported by some sources to have or have had up to 275,000 validator key pairs (each representing 32 staked ETH) divided across over 30 node operators. At times, Lido has reportedly controlled around or in excess of 33% of the total staked ETH on the Ethereum network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third party node operators where its ETH is staked, and finally since the occurrence of such manipulation of the Ethereum network’s consensus processed by Lido or any other actor would likely cause ETH to lose substantial value (which would obviously hurt Lido economically), it nevertheless poses risks associated with such a concentration of control (including centralization concerns). If Lido, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Ethereum network, the value of ETH, and thus the value of our assets.

Lending arrangements may expose us to risks of borrower default and operational failures.

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

In addition, ETH lending arrangements typically require us to rely on borrowers and intermediaries to perform key operational functions, including custody, settlement, margining, collateral management and recordkeeping. Any failure, interruption, or inability of a borrower, agent, platform or other counterparty to perform these functions, including delays in returning loaned ETH or enforcing our rights to collateral, could result in losses, disputes, or reduced liquidity and could materially and adversely affect our financial condition, results of operations and prospects.

Security breaches or cyberattacks could result in loss of our digital assets and disrupt our tokenization activities.

Security breaches and cyberattacks are of particular concern with respect to our ETH and our tokenization activities, including the third-party platforms and service providers we rely on to issue, record, service, transfer, settle and support the trading of our tokenized securities. Purchasers’ ability to access, transfer or trade our tokenized securities may be impaired by outages, security incidents or compromised credentials affecting those third parties, including broker-dealers, alternative trading systems, custodians, account interfaces, wallet integrations and investor onboarding and verification providers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our ETH or tokenized securities in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our ETH or other agreements with third-party platforms and service providers;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws;

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure; or

●	disruptions to, or the inability to conduct, the issuance, servicing, transfer, settlement, or trading of our tokenized securities, including as a result of outages, security incidents, compromised credentials, failures in wallet or account access systems, or disruptions affecting third-party broker-dealer or alternative trading system operations.

In addition, the Ethereum network and the digital asset service providers we rely on depend on Internet connectivity and the integrity of Internet routing. Denial-of-service attacks can cause temporary delays in block creation and transfers. Border gateway protocol hijacking, or BGP hijacking, may allow an attacker to intercept or reroute traffic, isolate portions of the network, and increase the risk of double-spending or other security failures. Any such disruption could impair our ability to transfer ETH, disrupt staking activities, reduce confidence in digital assets, and adversely affect the price of ETH and the market price of our common stock and could also prevent or delay purchasers from accessing, transferring, settling, or trading our tokenized securities for a period of time. Because ETH transactions rely on the Ethereum network, disruptions affecting the network could prevent or delay our ability to transfer, deposit, or withdraw ETH and could also delay or disrupt tokenization-related processes that depend on Ethereum-based infrastructure or service providers.

Cyberattacks are increasing in frequency, persistence, and sophistication, including by well-funded and organized groups and state actors. The methods used to obtain unauthorized access to systems and information, disrupt services, or sabotage operations evolve rapidly and may be difficult to detect, and the growing use of artificial intelligence has enabled threat actors to develop more advanced techniques. Attacks may target our systems or those of our third-party service providers and partners. We may experience breaches due to human error, malfeasance, insider threats, or system vulnerabilities, including through hacking, social engineering, phishing, and fraud. Certain threats may remain dormant or undetected for extended periods, and remote-work arrangements and ongoing geopolitical conflicts may increase cybersecurity risks. In addition, because our tokenization activities depend on third-party platforms and service providers, a breach, outage, or compromise affecting any such party could impair their ability to perform essential functions, including investor onboarding, account access, transfer restrictions, recordkeeping, transaction processing, settlement, or reporting.

Digital asset transactions generally are not reversible without the consent and active participation of the recipient (or, in theory, control or consent of a majority of the network’s processing power). As a result, if unauthorized parties obtain access to our ETH, compromise private keys or other credentials, or effect an unauthorized or erroneous transfer, whether through compromise of our systems or those of our custodians, staking providers, execution partners, tokenization partners, or other third parties, we may be unable to recover the affected ETH or tokenized securities, or otherwise unwind or remediate unauthorized or erroneous transactions in a timely manner. Any such loss could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to our Common Stock

The price of our common stock has and may continue to fluctuate significantly.

The trading price of our common stock has fluctuated widely and may continue to fluctuate widely as a result of a number of factors, many of which are outside our control. During the year ended December 31, 2025, our common stock traded at prices as low as $4.86 per share and as high as $174.60 per share (when taking into account the Reverse Stock Split). This volatility may affect the price at which you could sell the shares of our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors.

As a result, you may not be able to sell your shares of common stock at or above the price at which you purchase them. In addition, the stock market in general, and Nasdaq and the stock of digital asset and ETH companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Resales of our common stock in the public market by our stockholders, or the perception that such sales may occur, may cause the market price of our shares of common stock to fall.

Sales of a substantial number of shares of our common stock could occur at any time. We have previously registered the resale of a significant number of shares of our common stock, and if sold in the market all at once or at about the same time, or if there is a perception that such sales could occur, it could significantly depress the market price of our common stock and could also affect our ability to raise equity capital in the future at a time and price that we deem reasonable or appropriate. The issuance of new shares of common stock could result in resales of our shares of common stock by our current stockholders concerned about the potential ownership dilution of their holdings. In turn, these resales could have the effect of depressing the market price for shares of our common stock.

Our stock repurchases are discretionary and even if effected, they may not achieve the desired objectives.

On August 22, 2025, the Board of Directors authorized and approved a stock repurchase program for up to $250.0 million of the outstanding shares of the Company’s common stock. Subject to any future extension in the discretion of the Board of Directors, the repurchase program is scheduled to expire upon the earliest of (i) June 30, 2026, (ii) when a maximum of $250.0 million of the Company’s common stock has been repurchased or (iii) when such program is discontinued by the Board of Directors. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The program does not obligate the Company to acquire a minimum amount of shares. Since August 22, 2025, the Company has purchased an aggregate of 2,099,471 shares of common stock for an average purchase price of $22.79.

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

Sales of our common stock through our ATM Program, or the perception that such sales may occur, could cause the market price of our common stock to fall.

Pursuant to an amended and restated sales agreement dated November 14, 2025, between Clear Street LLC and TCBI Securities, Inc., doing business as Texas Capital Securities, we may offer and sell shares of our common stock from time to time, or the agents acting as our sales agents may offer our common stock, in at-the-market transactions. Continued sales of our common stock, if any, under the ATM Program will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act. Future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the ATM Program. The issuance from time to time of these new shares of common stock, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

You may experience future dilution as a result of future equity or debt offerings.

In order to raise additional capital, we may in the future offer, through our ATM Program or other means, additional shares of common stock or other securities convertible into or exchangeable for our shares of common stock that could result in further dilution to our current stockholders or result in downward pressure on the price of our common stock. We may sell through our ATM Program or other means, additional shares of common stock or other securities in any offering at prices that are higher or lower than the prices paid by prior investors, and the investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Moreover, to the extent that we issue options or warrants to purchase, or securities convertible into or exchangeable for, our shares of common stock in the future and those options, warrants or other securities are exercised, converted or exchanged, stockholders may experience further dilution.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants. Our Board of Directors has authority, without action or vote of the stockholders, but subject to Nasdaq rules and regulations (which generally require stockholder approval for any transaction that would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions), to issue all or part of the authorized but unissued shares of common stock. These actions will result in dilution of the ownership interests of existing stockholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

The continued operation and expansion of our business will require substantial funding. We have paid no cash dividends on our common stock to date, and we currently intend to retain our available cash to fund the development and growth of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

General Risks

If we make acquisitions, they may disrupt or have a negative impact on our business.

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

Our limited number of employees subjects us to significant resource constraints, which may hinder our ability to comply with public company regulations and manage our operations effectively.

We operate with a very small number of employees, and our success depends on the continued service and performance of this lean team. As a public company, we are subject to complex reporting, legal, and accounting requirements that demand significant time and attention. Because of our limited headcount, our executive officers must personally devote a substantial portion of their time to compliance and SEC reporting tasks. This diverts their attention away from our primary business objectives. Our small staff makes it difficult to maintain an ideal “segregation of duties” within our internal control over financial reporting. This increases the risk that errors or fraud could occur and not be detected in a timely manner.  The loss of even one or two employees could disproportionately disrupt our operations, as we lack the “bench strength” or redundancy found in larger organizations to easily redistribute specialized tasks.  To meet our public obligations, we rely on outside consultants, auditors, and legal counsel. This increases our operating costs and makes our compliance dependent on the availability and performance of these third-party providers.

If we are unable to effectively manage our limited human resources or if we fail to scale our staff as our strategy progresses, we may experience delays in our filings, weaknesses in our internal controls, or a failure to execute our business plan, any of which could materially and adversely affect our stock price.

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

The Company’s management evaluated, with the participation of our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of December 31, 2025. Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions.

The material weakness in internal control over financial reporting identified was related to controls over the classification and technical accounting review of significant, one-time accounting transactions.

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

Management continues to take steps to remediate the material weakness described above and has implemented the following control enhancements:

●	Implemented an added layer of technical review by an internal financial reporting director for one-time significant entries to ensure appropriate classification is assessed.

●	Hired additional third-party accounting consultants to assist with accounting treatment, controls design, reconciliation and close procedures, and financial disclosures.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and we are committed to remediating our material weakness in such controls as promptly as possible. However, there can be no assurance as to when this material weakness will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the currently identified material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and Nasdaq, we could face severe consequences from those authorities. Any of these cases could result in a material adverse effect on our business, on our financial condition or have a negative effect on the trading price of our common stock. Further, if we fail to remedy any future deficiencies or maintain the adequacy of our disclosure controls and procedures and our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation against us or our management.

We can give no assurance that the measures we take in the future will remediate any additional material weaknesses which could be identified, or that restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

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

Our classified Board of Directors structure may delay or complicate changes in control of our Board of Directors, but a hostile takeover or activist campaign could nevertheless result in changes to our Board of Directors and management that adversely affect our business and the market price of our common stock.

Our Board of Directors is divided into two classes, with approximately half of our directors standing for election in alternating years. This classified Board of Directors structure may have the effect of delaying or discouraging certain takeover attempts or changes in control of our Board of Directors. However, it does not eliminate the possibility that we may become the target of unsolicited or hostile takeover proposals, activist campaigns, proxy contests or other efforts by third parties seeking to influence or gain control of our Board of Directors, management, strategic direction or significant corporate decisions.

The pursuit or threat of such actions, even if ultimately unsuccessful or delayed due to our classified Board of Directors structure, could result in substantial costs, divert the attention of our directors and management, create uncertainty for employees, partners and customers, disrupt our operations and harm our reputation or business relationships. In addition, the extended time frame associated with a contested effort to change our Board of Directors composition may prolong uncertainty and instability.

If a hostile party succeeds over time in replacing some or all of our directors or influencing our management, our strategic direction, business plans, risk tolerance, capital allocation policies or approach to our ETH or digital asset holdings and related activities could change in ways that differ materially from the expectations of our stockholders. New directors or officers may lack familiarity with our business or industry, pursue strategies or transactions that stockholders do not favor, or implement changes that disrupt our operations. Changes in leadership, whether occurring incrementally as a result of staggered elections or through negotiated or contested processes, may also result in the loss of institutional knowledge or reduced operational effectiveness.

Any actual or perceived instability in our leadership, uncertainty regarding the outcome or duration of a hostile takeover or activist campaign, or delays in strategic decision-making resulting from such uncertainty could adversely affect our business, financial condition and operating results and could cause the market price of our common stock to decline.

Changes in applicable tax laws and regulations could adversely affect our business.

We are currently subject to income and other taxes in the United States, UK and Canada. Thus, the tax treatment of the Company is subject to changes in tax laws or regulations, tax treaties, or positions by the relevant authority regarding the application, administration, or interpretation of these tax laws and regulations. These factors, together with the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, and uncertainties regarding the geographic mix of earnings in any period, can affect our estimates of our effective tax rate and income tax assets and liabilities, result in changes in our estimates and accruals, and have a material adverse effect on our business results, cash flows, or financial condition. We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes could potentially result in higher tax expense and payments, along with increasing the complexity, burden, and cost of compliance.

Our tax burden could increase as a result of ongoing or future tax audits.

We may be subject to periodic tax audits by tax authorities. Tax authorities may not agree with our interpretation of applicable tax laws and regulations. As a result, such tax authorities may assess additional tax, interest, and penalties. We regularly assess the likely outcomes of these audits and other tax disputes to determine the appropriateness of our tax provision and establish reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of any tax audit or other tax dispute or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves. As such, the actual outcomes of these disputes and other tax audits could have a material adverse effect on our business results or financial position.

Taxation of digital assets is complex and evolving.

The tax treatment of digital assets and other crypto assets is complex, evolving, and may be uncertain or subject to differing interpretations by taxing authorities globally and in the United States. The IRS and other tax authorities have issued limited guidance specifically addressing the classification, reporting, and taxation of transactions involving tokens, including their acquisition, holding, use, and disposition.

As a result, we may be subject to adverse tax consequences, including but not limited to, unexpected tax liabilities, additional tax reporting obligations, withholding taxes, penalties and interest for noncompliance, and the risk of audits or disputes with tax authorities regarding the timing, amount, or character of income, gain, loss, or deduction related to our digital asset holdings.

Furthermore, changes in tax laws, regulations, or enforcement policies could increase our tax burden or affect the tax efficiency of our investment strategy. Such changes could also require us to modify our investment, accounting, or operational practices, potentially resulting in increased costs or reduced returns.

There can be no assurance that tax authorities will not challenge the tax treatment of our digital asset holdings or that such challenges would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 1B. Unresolved Staff Comments.

None.

ITEM 1C. CYBERSECURITY.

We understand the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. We have integrated cybersecurity risk management into our broader enterprise risk management framework. Recognizing the complexity and evolving nature of cybersecurity risk, we engage with external experts, including cybersecurity consultants, in evaluating and testing our cybersecurity management systems and related risks. The cybersecurity risks assessed include operational risks, fraud, disaster recovery, and violation of data privacy or security laws.

We recognize the risks associated with the use of vendors, service providers, and other third parties that provide information system services, process information on our behalf, or have access to our information systems. The cybersecurity risk assessment performed included cybersecurity threats associated with the use of third-party service providers.

As a result of the cybersecurity risk assessment performed, we implemented certain enhancements to cybersecurity processes and controls. This included formal monitoring of capital equipment, verifying data encryption and security updates are in place, and enhancing the security of data sharing and transmission.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security breaches or cyberattacks could result in loss of our digital assets and disrupt our tokenization activities,” included under “Item 1A. Risk Factors” of this Report.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. Our Chief Financial Officer (“CFO”) and the Audit Committee of our Board of Directors are responsible for the oversight of risks from cybersecurity threats. Our CFO, John Saunders, brings substantial hands-on experience in IT and cybersecurity oversight. Prior to joining the Company, Mr. Saunders held leadership roles at private companies where he directly managed IT and cybersecurity functions, including oversight of third-party IT service providers. Our CFO’s technical background includes network design and implementation, security assessments, and endpoint security management. He has practical experience with security system architecture and operations, as well as threat monitoring, incident detection, and response protocols. This combination of strategic oversight and technical depth enables Mr. Saunders to effectively evaluate cybersecurity risks, oversee our information security program, and engage meaningfully with internal teams and external advisors on matters of cyber risk management. The Board of Directors receives information and updates periodically from our CFO with respect to the effectiveness of our cybersecurity and information security framework, data privacy, and risk management. The Board of Directors will also be provided updates by our CFO on any material incidents relating to information systems security and cybersecurity incidents.

The CFO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through regular reports from a managed service provider, incident response team updates and security assessments. Management and the Board of Directors will be made aware of cybersecurity incidents that could materially impact the Company.

As of and for the year ended December 31, 2025, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations or financial condition.

Item 2. Properties.

Our principal executive office is located at 2875 South Ocean Boulevard, Suite 200, Palm Beach, Florida 33480. We believe our existing leased office space is in good operating condition and is suitable for the conduct of our business.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation that arises in the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in this “Item 3. Legal Proceedings,” from Note 14 – Commitments and Contingencies–Litigation and Other Loss Contingencies to our Consolidated Financial Statements included in this Report. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on Nasdaq under the symbol “FRMM.”

Holders

As of March 31, 2026, there were 20,313,111 shares of our common stock issued and outstanding held by approximately 68 holders of record.

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

Recent Sales of Unregistered Securities

The Company has not sold any unregistered equity securities during the year ended December 31, 2025, except as disclosed herein or as previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands) (1)
October 1, 2025 – October 31, 2025	1,454	$20.56	1,454	$220,098
November 1, 2025 – November 30, 2025	-	-	-	-
December 1, 2025 – December 31, 2025	-	-	-	-
Total	1,454	$20.56	1,454	$220,098

(1)	On August 22, 2025, the Board of Directors authorized and approved a stock repurchase program for up to $250.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extension in the discretion of the Board of Directors, the repurchase program is scheduled to expire upon the earliest of (i) June 30, 2026, (ii) when a maximum of $250.0 million of the Company’s common stock has been repurchased, or (iii) when such program is discontinued by the Board of Directors. From October 1, 2025 to December 31, 2025, the Company repurchased an aggregate of 1,454,400 shares of common stock at an average price of $20.56 per share, which have been cancelled or are in the process of being cancelled.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Forum Markets, Incorporated (the “Company,” “we,” “us,” or “our”) as of and for the years ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. See “Cautionary Statement Regarding Forward-Looking Information” above. Actual results could differ materially because of the factors discussed in “Item 1. Risk Factors” of this Report, and other factors that we may not know.

Business Overview

The Company underwent a significant strategic shift in 2025, including a rebranding and transition away from its legacy biotechnology and gaming operations toward a digital asset-focused business model centered on treasury, investment, and tokenization activities. As a result, the Company’s current operations, financial profile, and key performance drivers differ materially from prior periods, and several areas of this MD&A represent first-year disclosures under the new strategy.

The Company operates as a single reportable operating segment under ASC 280. Its operations are focused on digital asset operations, which represent the Company’s primary revenue-generating activities, and all assets of the Company’s continuing operations are related to this single operating segment.

Our Company

Forum Markets, Incorporated is a digital asset–focused company whose operations are primarily related to holding, deploying, and managing digital assets and tokenization activities.

The Company has undergone several significant transformations over its operating history. Originally formed in 2016 as a clinical-stage biotechnology company operating under the name 180 Life Sciences Corp., the Company previously focused on the development of therapeutics for unmet medical needs. In subsequent periods, the Company expanded into software-enabled gaming initiatives, including the acquisition of certain blockchain-based gaming technology.

In August 2025, the Company rebranded as ETHZilla Corporation, reflecting an initial shift away from its legacy operations during which the Company completed a broader strategic transition, exiting its legacy biotechnology and gaming activities and refocusing its business on digital asset treasury management, investment activities, and tokenization-related strategies. The Company’s treasury activities are primarily centered on acquiring, holding, and deploying Ethereum to generate returns through staking and other yield-generating arrangements.

In early 2026, the Company completed a further rebrand to Forum Markets, Incorporated, aligning its name with its evolving strategy and business model. Under its current strategy, the Company focuses on digital asset activities and the development of tokenization-related investments. The Company is pursuing tokenization initiatives involving income-generating assets, which are expected to generate returns through asset yields, fees, and investment income over time. Revenues, expenses, and cash flows are influenced by digital asset market conditions, capital allocation decisions, and the timing of investment and tokenization activities.

As a result of this strategic transformation, the Company’s current operations, revenue drivers, expense profile, and risk exposures differ materially from prior periods, and financial results for historical periods may not be comparable to those of the current period.

Key Factors Affecting Performance

The Company’s operating results, financial condition, and cash flows are influenced by a number of trends and uncertainties related to its digital asset–focused business model, several of which are expected to continue to affect performance in future periods.

Digital Asset Price Volatility

The Company’s results are sensitive to fluctuations in the market price of ETH and other digital assets held or deployed in its operations. Changes in digital asset prices may materially affect reported earnings, the fair value of assets, and the timing and availability of liquidity, and may contribute to increased volatility in results of operations.

Staking Yield Variability

Revenue generated from staking activities is subject to variability based on network conditions, protocol economics, validator performance, and other factors outside the Company’s control. Changes in staking reward rates, protocol rules, or the performance of third-party service providers may affect revenue levels and operating results.

Growth of Tokenization Initiatives

The Company is in the early stages of developing and scaling its RWA tokenization strategy. The timing, magnitude, and sustainability of revenues from tokenization activities may affect future results of operations and cash flows and will depend on factors such as market adoption, regulatory considerations, and the availability of distribution and secondary trading infrastructure.

Evolving Regulatory Environment

The regulatory framework applicable to digital assets, staking activities, and tokenized securities continues to evolve in the United States and other jurisdictions. Changes in laws, regulations, enforcement priorities, or regulatory interpretations could increase compliance costs, restrict certain activities, or require modifications to the Company’s treasury or tokenization strategies. Regulatory developments may also affect market participation and investor demand, which could impact future operating results and cash flows.

Recent Events

Notes Offering Increase; Mandatory Redemption

On December 9, 2025, the Company entered into a Note Mandatory Redemption Agreement pursuant to which the Company agreed to redeem all outstanding Convertible Notes for an amount equal to 117% of the outstanding principal amount, plus accrued and unpaid interest and other amounts due under the governing documents. On December 30, 2025, the Company redeemed all outstanding Convertible Notes, and the related agreements were terminated. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Agreements—Promissory Notes” for additional information regarding the Convertible Notes.

Reverse Stock Split

On October 14, 2025, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-10 reverse stock split of the Company’s issued and outstanding common stock. The Reverse Stock Split became effective October 20, 2025 at 12:01 a.m. Eastern Time. No fractional shares were issued, and stockholders otherwise entitled to a fractional share received cash in lieu thereof. Outstanding equity awards, warrants and other securities convertible into, or exercisable for, common stock were proportionately adjusted in accordance with their terms. All share and per share data in the accompanying Consolidated Financial Statements and accompanying notes have been retroactively adjusted to reflect the effect of the Reverse Stock Splits.

Satschel Purchase and Subscription Agreement

On October 22, 2025, the Company entered into a Purchase and Subscription Agreement (the “Satschel Purchase Agreement”) with Satschel. Satschel owns Liquidity.io, a regulated broker-dealer and one of only a handful of SEC-registered digital alternative trading system platform.

Pursuant to the Satschel Purchase Agreement, Satschel sold us shares of its Class A Common Stock representing 15% of its fully-diluted capitalization in consideration for (i) $5.0 million in cash; and (ii) 556,174 shares of our common stock with an agreed value of $10.0 million, which are subject to a six month lock-up (the “Satschel Shares”).

Karus Purchase and Subscription Agreement

On December 2, 2025, the Company entered into (i) a Purchase and Subscription Agreement (the “Karus Purchase Agreement”) with Karus, (ii) separate Stock Purchase Agreements (collectively, the “Karus Stock Purchase Agreements”) with certain stockholders of Karus (the “Karus Stockholders”); and (iii) a Series A Preferred Stock Rights Agreement with Karus and certain significant stockholders of Karus. Karus operates a proprietary AI-powered data analytics platform for use by underwriters and lenders in the consumer auto finance industry.

Pursuant to the Karus Purchase Agreement, Karus sold us 1,421,464 shares of its Class A Preferred Stock representing 16% of Karus’ fully-diluted capitalization in consideration for (i) $3.0 million in cash; and (ii) 453,721 shares of our common stock with an agreed value of $5.0 million, of which half are subject to a three month lock-up and half are freely transferrable, subject to applicable federal and state securities laws (the “Karus Shares”).

Pursuant to the Karus Stock Purchase Agreements, the Karus Stockholders sold us 310,945 shares of Karus common stock and 44,420 shares of Karus Series Seed-3 Preferred Stock representing an aggregate of 4% of Karus’ fully-diluted capitalization in consideration for 181,488 shares of our common stock with an agreed value of $2.0 million, which are subject to a six month lock-up (the “Karus Stockholder Shares” and together with the Karus Shares, the “Karus Registrable Securities”).

As a result of the Karus Purchase Agreement and the Karus Stock Purchase Agreements (collectively, the “Karus Purchase Agreements”), which closed on December 2, 2025, on December 31, 2025, the Company held an aggregate of approximately 20% of the fully-diluted capitalization of Karus (collectively, the “Karus Securities”).

The Karus Purchase Agreements also granted registration rights to Karus and the Karus Stockholders, pursuant to which the Company was required to use its reasonable best efforts to file a registration statement with the SEC covering the resale of the Karus Registrable Securities. On December 18, 2025, the Company filed a registration statement on Form S-3 (the “December 2025 Registration Statement”) relating to the possible resale or other disposition of, among other securities, the Satschel Shares, the Karus Registrable Securities and the Zippy Registrable Securities (as defined below). The December 2025 Registration Statement was declared effective December 30, 2025 (the “Registration Statement Effectiveness Date”).

Zippy Purchase Agreement

On December 9, 2025, the Company entered into (i) a Series B-3 Preferred Stock Purchase Agreement (the “Zippy Purchase Agreement”) with Zippy; (ii) separate Stock Purchase Agreements (the “Zippy Stock Purchase Agreements”) with certain stockholders of Zippy (the “Zippy Stockholders”); (iii) a Registration Rights Agreement with Zippy and the Zippy Stockholders (the “Zippy Registration Rights Agreement”); (iv) a Third Amended and Restated Investors’ Rights Agreement with Zippy and certain significant investors and stockholders of Zippy (collectively, the “Major Holders” and such agreement, the “Zippy Rights Agreement”); (v) a Third Amended and Restated Right of First Refusal and Co-Sale Agreement with Zippy and the Major Holders (the “Zippy ROFR Agreement”); and (vi) a Third Amended and Restated Voting Agreement with Zippy and the Major Holders (the “Zippy Voting Agreement”). Zippy, through its subsidiaries Zippy Loans, LLC, Zippy Insurance Services, LLC and Zippy Technology, LLC, provides mortgage loans, loan servicing, homeowner insurance services and related software services for manufactured home buyers.

Pursuant to the Zippy Purchase Agreement, Zippy sold us 2,905,064 shares of its Series B-3 Preferred Stock representing 13.492% of Zippy’s fully-diluted capitalization as of December 9, 2025 in consideration for (i) $5.0 million in cash; and (ii) 1,333,332 shares of our common stock (the “Zippy Shares”) with an agreed value of approximately $14.0 million, based on a price per share of $10.50 (the “Per-Share Price”).

The Zippy Shares are subject to lock-up restrictions, from which 25% of the Zippy Shares have been or will be released on each of the Registration Statement Effectiveness Date, and the 1-month (the “Second Lock-Up Release Date”), 2-month and 3-month anniversaries of the Registration Statement Effectiveness Date, provided that all Zippy Shares will be released from the lock-up on the earlier of (i) the 3-month anniversary of the Registration Statement Effectiveness Date, (ii) the date on which the Company’s common stock trades at or above two times the Per-Share Price on Nasdaq or (iii) upon a change of control of the Company.

With respect to any Zippy Shares continuously held by Zippy between the closing of the Zippy Purchase Agreement and June 30, 2026 (the “Retained Shares” and the “True-Up Determination Date”, respectively), Zippy will be entitled to receive a true-up payment in cash, equal to the difference, if any, between the value of the Retained Shares based on the Per-Share Price and the value of the Retained Shares based on the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the True-Up Determination Date (the “Final Make Whole Amount”). Additionally, the Company will owe Zippy a true-up in cash equal to the positive difference, if any, between the aggregate gross proceeds received by Zippy from the sale of up to 476,191 Zippy Shares during the thirty day period following February 28, 2026 (the “Midpoint True-Up Window”), and the value of such shares based on the Per-Share Price, and if Zippy is unable to sell any or all Zippy Shares during the 30 days following the Second Lock-Up Release Date, we are required to repurchase such number of Zippy Shares that are eligible to be sold, out of the number eligible to be sold, for cash at the Per-Share Price.

Pursuant to the Zippy Stock Purchase Agreements, the Zippy Stockholders sold us 324,728 shares of Zippy common stock, representing an aggregate of 1.508% of Zippy’s fully-diluted capitalization as of December 9, 2025 in consideration for 202,268 shares of our common stock with an agreed value of $10.50 per share, which are subject to certain lock-up restrictions as described in greater detail in the Zippy Stock Purchase Agreements (the “Zippy Stockholder Shares” and together with the Zippy Shares, the “Zippy Registrable Securities”). As a result of the Zippy Purchase Agreement and the Zippy Stock Purchase Agreements (collectively, the “Zippy Purchase Agreements”), the Company held an aggregate of 15% of Zippy’s fully-diluted capitalization as of December 31, 2025.

In accordance with its obligations under the Zippy Registration Rights Agreement, the Company filed the December 2025 Registration Statement (defined below) covering, among other things, the resale of the Zippy Registrable Securities.

Pursuant to the Zippy Purchase Agreement, if the Company fails to (i) comply with its obligation to maintain the registration of and deliver the Zippy Registrable Securities in accordance with the Zippy Registration Rights Agreement, (ii) pay Zippy the Final Make Whole Amount as and to the extent required by the Zippy Purchase Agreement, or (iii) pay Zippy any liquidated damages as and to the extent required by the Registration Rights Agreement, the Company will be deemed to have forfeited its rights under Zippy’s Certificate of Incorporation, the Zippy Rights Agreement, the Zippy ROFR Agreement and the Zippy Voting Agreement (as described above) and will be required to pay Zippy an amount equal to approximately $14.0 million (representing the agreed value of the Zippy Shares purchased by Zippy) less (A) the amount of any gross proceeds received by Zippy from the sale of the Zippy Shares and (B) the amount of any liquidated damages received by Zippy pursuant to the Zippy Registration Rights Agreement (the “Forfeiture Make Whole Amount”). At the Company’s option, the Forfeiture Make Whole Amount may be paid either in cash or by surrendering that number of Zippy Series B-3 Shares having an equivalent value, based on an agreed value of $6.5403 per Zippy Series B-3 Share. If the Company pays Zippy the Forfeiture Make Whole Amount, Zippy will surrender any remaining Zippy Shares then held by Zippy for cancellation and Zippy will have no further right to the Zippy Shares or any associated payment obligations, other than accrued but unpaid amounts then due and owing.

The acquisition contemplated by the Purchase Agreements closed on December 9, 2025.

Aircraft Engine Purchase Agreement

On January 17, 2026, the Company, through a newly formed wholly-owned subsidiary, acquired two CFM56-7B24 aircraft engines (together with related records and equipment) from an unaffiliated seller pursuant to an Engine Sale and Purchase Agreement. The engines were acquired for an aggregate purchase price of $12.2 million in cash, subject to certain adjustments. The engines are subject to lease arrangements that were assigned to the Company as part of the acquisition, and the Company entered into a servicing agreement with an affiliate of the seller to manage the engines during the lease term, in exchange for a monthly fee.

Zippy Manufactured Home Loan Portfolio Acquisition

On January 30, 2026, the Company, through its wholly-owned subsidiary ETHZilla Modular Mortgage LLC, (“EMM”) acquired 95 manufactured and modular home loans (together with the related first-lien mortgages) from Zippy Manufactured Home Credit Fund I L.P. pursuant to a Loan Purchase Agreement, for an aggregate purchase price of $4.7 million in cash (equal to 104% of the outstanding principal balance as of January 29, 2026). The loans are serviced by Zippy Loans, LLC (“Zippy Loans”), an affiliate of the seller, and the Company currently intends to tokenize the loans into a manufactured home loan token and make it available on Liquidity.io.

Eurus Aero Token I Offering

On February 12, 2026, ETHZilla Aerospace LLC, the Company’s wholly-owned subsidiary, launched a private offering of up to approximately $11.7 million in profit participation interests issued as cryptographic digital tokens on the Arbitrum Ethereum Layer 2 network. The Aero Tokens provide holders with contractual rights to pro rata distributions from the net cash flows generated by two CFM56-7B24 aircraft engines. Payments are derived from monthly lease collections and, upon a liquidity event, proceeds from the sale of the engines. The obligations are secured by collateral that includes the engines, related lease receivables, reserves, and insurance proceeds.

Change in Company Name

On February 24, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, to effect a change of its name from “ETHZilla Corporation” to “Forum Markets, Incorporated.” Effective March 2, 2026, the Company’s common stock began trading on Nasdaq under the ticker symbol “FRMM,” replacing the ticker symbol “ETHZ.”

Warehouse Facility Agreement

On March 5, 2026, the Company, through its wholly-owned subsidiary ETHZilla Auto Loans LLC, entered into a Warehouse Facility Agreement with Anchored Finance, LLC for a revolving warehouse credit facility of up to $10.0 million to finance eligible auto loan receivables originated through Automatic USA. The facility has an initial 12-month term and will automatically renew for successive six-month periods unless either party provides written notice of non-renewal.

Zippy Master Loan Purchasing Agreement, Master Loan Servicing Agreement and Initial Purchase Commitment

On March 23, 2026, the Company, through EMM, entered into a Master Loan Purchase Agreement (the “MLPA”) and a Master Loan Servicing Agreement (the “MLSA”) with Zippy Loans. Zippy, in which the Company holds approximately 15% of the fully-diluted ownership, is the parent company and sole owner of Zippy Loans.

Pursuant to the MLPA, EMM has, subject to conditions precedent, committed to purchase on an ongoing revolving basis as those loans are originated, manufactured home chattel loan receivables originated by Zippy Loans (the “Loans”), together with the related security interests in the manufactured homes securing such Loans, up to an aggregate commitment amount of $150.0 million over a five-year term. Loans will be purchased at a price equal to a fixed percentage of the outstanding principal balance of each Loan as of the applicable purchase cut-off date, as set forth in the MLPA. Each Loan purchased under the MLPA must satisfy minimum eligibility criteria relating to, among other things, FICO score, loan-to-value ratio, loan size, loan term and geographic concentration.

The MLPA includes, among other things, representations and warranties of Zippy Loans with respect to each Loan sold thereunder, repurchase obligations of Zippy Loans upon the occurrence of certain repurchase events, eligibility criteria governing Loans eligible for purchase, and customary indemnification and confidentiality provisions. The MLPA has an initial term of five years from March 23, 2026, subject to earlier termination in accordance with its terms.

Concurrently with the execution of the MLPA, EMM and Zippy Loans entered into the first Purchase Commitment under the MLPA, covering the period from March 23, 2026 through June 30, 2026, with a commitment amount of up to $15.0 million. On March 23, 2026, FRMM acquired 31 manufactured home chattel loans (the “Initial Loans”), together with the related security interests in the manufactured homes securing the Initial Loans, for a total purchase price of approximately $1.4 million. The acquisition was funded with cash on hand.

Pursuant to the MLSA, Zippy Loans will service the Loans purchased by EMM under the MLPA in accordance with accepted servicing practices for manufactured home chattel loans as set forth in the MLSA. The servicing fee payable to Zippy Loans is calculated on a per annum basis as a percentage of the aggregate outstanding loan balance of the serviced Loans, tiered by FICO score, and is subject to a minimum monthly servicing fee. Zippy Loans is required to deposit all collections into a segregated servicing account and remit such collections (net of servicing fees and reimbursable expenses) to EMM on each monthly payment date. The MLSA provides for customary servicer events of default and, upon the occurrence of a servicer event of default, EMM has the right to terminate the servicing arrangement and transfer servicing to a successor servicer. The MLSA remains in effect until all Loans have been paid in full, discharged or otherwise liquidated, subject to earlier termination in accordance with its terms.

Zippy Side Letter

On March 25, 2026, the Company and Zippy entered into a Side Letter Amendment (the “Zippy Side Letter Amendment”) to the Zippy Purchase Agreement. The Zippy Side Letter Amendment extends the Midpoint True-Up Window, originally scheduled to expire on March 30, 2026, to the earlier of (i) April 30, 2026, or (ii) 30 days following the termination of the Company’s year-end insider trading blackout period. The extension was effectuated to ensure regulatory compliance, account for the overlap between the Midpoint True-Up Period and the Company’s mandatory blackout period associated with the filing of this Report.

Jagdeep Nanchahal Settlement

On March 30, 2026, the Company, CannBioRex Pharma Limited (a subsidiary of the Company) (“CannBioRex”), and Jagdeep Nanchahal (a former consultant of the Company) entered into a Confidential Settlement and Release Agreement. The parties disputed compensation due and the status of certain consultancy agreements dating back to February 2021. Under the terms of the settlement, CannBioRex agreed to pay Mr. Nanchahal a total of £120,000 (inclusive of VAT) in exchange for a full release of all claims and the mutual termination of all prior consultancy agreements. The settlement does not constitute an admission of liability by any party. At the time of the settlement, the Company had accrued liabilities of $1.5 million related to these consultancy agreements. Therefore, this settlement is expected to result in a gain of approximately $1.34 million, which will be recorded in the first quarter of 2026.

March 2026 Aircraft Engine Purchase Agreement

On March 27, 2026, the Company, through its wholly-owned subsidiary, Eurus Aerospace Token 1 LLC (“Eurus Aerospace”), acquired one CFM International model CFM56-5B5/P aircraft engine, together with all parts, engine records and engine stands associated therewith (the “Engine”), from Aero Engine Solutions, Inc. (“Servicer”), pursuant to the terms of an Engine Sale and Purchase Agreement dated March 27, 2026. The Engine was acquired for $6.35 million, which was payable in cash.

Eurus Aerospace entered into certain Lease Agreements with a major airline, as lessee, following the acquisition of the Engine, to evidence the lease of such Engine to that airline.

The Company also entered into a Service Agreement Supplement with the Servicer in connection with the purchase, whereby the Servicer agreed to manage the Engine on behalf of the Company during the duration of the above referenced leases, in exchange for a monthly servicing fee, and also provided for the right of the Company (but not the obligation) to require the Servicer (or the Servicer’s designated affiliate) to purchase the Engine from the Company for a $3.0 million option price, following the expiration or earlier termination of the leases with respect to such Engine; and the right of the Servicer (but not the obligation) to require the Company to sell the Engine to the Servicer (or the Servicer’s designated affiliate) for $3.0 million, following the expiration or earlier termination of the leases with respect to such Engine, in each case provided that such Engine is in the condition required by the terms of the agreement.

Components of Results of Operations

Revenue

Staking revenue consists of our share of rewards earned from native and liquid ETH staking arrangements through third-party validator operators and staking protocols. Incentive revenue consists of incentive tokens earned from participation in certain liquid staking protocols based on deposited ETH and program-specific incentive structures.

Revenue for prior periods, if any, reflects the Company’s legacy pharmaceutical research operations and does not reflect the Company’s current digital asset-focused revenue-generating activities.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation, which represent the most significant component of general and administrative expenses.

Other general and administrative expenses include professional fees (such as legal, accounting, and consulting services), office-related and overhead expenses (including rent, utilities, software, insurance, and dues and subscriptions), marketing and investor relations costs, bank charges, travel and entertainment expenses, and public company costs such as audit fees and SEC filing fees.

Dividend Income

Dividend income consists of cash distributions received from marketable securities that the Company holds as part of its strategic investment portfolio.

Interest Income

Interest income consists of interest earned on cash balances and short-term investments held by the Company, including interest earned on U.S. Treasury securities and interest-bearing accounts.

Interest income also reflects interest earned on cash and restricted cash equivalents held in interest-bearing accounts, including restricted cash securing the Company’s senior secured convertible debt arrangements.

Other Income

Other income relates to the legacy pharmaceutical business and primarily reflects non-recurring, non-operating gains arising from settlements and recoveries associated with discontinued R&D activities.

Interest Expense

Interest expense consists of interest incurred on outstanding debt obligations, including the interest incurred on the Convertible Notes entered into during the year.

Change in Fair Value of Convertible Debt

Change in fair value of convertible debt consists of non-cash fair value adjustments recognized on the Convertible Notes. These changes reflect remeasurement of the notes arising from issuances, amendments, redemptions, and settlements, as well as changes in valuation assumptions applicable to the instruments.

Change in Fair Value of Available for Sale Securities

Change in fair value of available-for-sale securities reflects unrealized gains and losses resulting from changes in market prices of investment securities held by the Company.

Digital Asset Gains and Losses

Digital asset gains and losses consist of realized and unrealized gains and losses on ETH and liquid staking incentive tokens held by the Company. Gains and losses arise from changes in market prices, and the sale, transfer, or redeployment of ETH.

Change in Fair Value of Long-Term Receivable Derivative

Change in fair value of long-term receivable derivative represents the change in fair value of the cryptocurrency holdings under liquid staking protocols.

Loss on Make Whole Provision

Loss on make whole provision represents the estimated make whole amount pursuant to the Zippy Shares in accordance with the Agreement.

Gain (Loss) on Settlement of Liabilities

Gain or loss on settlement of liabilities consists of gains or losses recognized upon the extinguishment or modification of debt and other obligations. These amounts include gains and losses recognized upon the redemption of the Convertible Notes and the settlement of collateralized loan arrangements.

Income Tax Expense (Benefit)

Income tax expense consists primarily of state income taxes and deferred income tax effects. The Company maintains valuation allowances against certain deferred tax assets where realization is not considered more likely than not.

Net Loss from Discontinued Operations

Net loss from discontinued operations reflects the results of operations of business components that have been disposed of or otherwise exited and are no longer part of the Company’s continuing operations. The results of discontinued operations are presented separately from continuing operations to provide comparability across periods. Discontinued operations include all revenues, expenses, gains, and losses directly attributable to those exited activities.

Deemed Dividend

Deemed dividend represents amounts recognized from an October 2024 warrant inducement related to the legacy pharmaceutical business.

Consolidated Results of Operations

The following table presents the results of our operations (in thousands) for the years ended December 31, 2025 and 2024:

	Years Ended December 31,		Change
	2025	2024	$	%
Revenue:
Revenue	$6,547	$-	$6,547	-
Total Revenue	6,547	-	6,547	-

Operating Expenses:
General and administrative	239,997	4,419	235,578	5,331
Total Operating Expenses	239,997	4,419	235,578	5,331
Loss From Operations	(233,450)	(4,419)	(229,031)	5,183

Other (Expense) Income:
Dividend income	1,231	-	1,231	-
Interest income	4,545	-	4,545	-
Other income	-	1,789	(1,789)	(100)
Interest expense	(3,056)	(35)	(3,021)	8,631
Change in fair value of convertible debt	(103,892)	-	(103,892)	-
Change in fair value of available for sale securities	(138)	-	(138)	-
Change in fair value of cryptocurrency	(21,147)	-	(21,147)	-
Change in fair value of long-term receivable derivative	(81,299)	-	(81,299)	-
Loss on make whole provision	(6,325)	-	(6,325)	-
Gain on settlement of liabilities	-	53	(53)	(100)
Total other income (expense), net	(210,081)	1,807	(211,888)	(11,726)
Loss Before Income Taxes	(443,531)	(2,612)	(440,919)	16,881
Income tax benefit	-	(2)	2	(100)
Net Loss From Continuing Operations	(443,531)	(2,614)	(440,917)	16,868

Net Loss From Discontinued Operations	(6,990)	(3,554)	(3,436)	97
Deemed dividend	-	(8,012)	8,012	(100)

Net Loss	$(450,521)	$(14,180)	$(436,341)	3,077

Revenue

Revenue for the year ended December 31, 2025 was $6.5 million, reflecting staking and related incentive activity generated following the Company’s strategic transition in the second half of 2025. The increase compared to the prior year was driven by the Company’s shift to a digital asset focused business model, as the Company did not generate revenue under its legacy operations. Going forward, revenues are expected to be driven primarily by the continued development of the Company’s tokenization strategies.

Staking revenue totaled $2.6 million, representing rewards earned from native and liquid staking activities, and incentive revenue totaled $3.9 million, representing additional tokens earned through participation in certain liquid staking protocols.

General and Administrative

General and administrative expenses for the year ended December 31, 2025 were $240.0 million, compared to $4.4 million for the year ended December 31, 2024.

The increase in general and administrative expenses compared to the prior year was driven primarily by an approximately $209.0 million increase in stock-based compensation recognized during the period, which reflects equity awards including options and warrants granted to executive officers, directors, employees, and consultants in connection with the Company’s strategic transition, leadership changes, strategic advisor arrangements, and financing activities. Stock-based compensation was elevated in 2025 due to the timing of large equity grants and Board of Directors-approved accelerated vesting events, resulting in the immediate recognition of expense that otherwise would have been recognized over future service periods. A significant portion of the stock-based compensation recognized in 2025 was non-recurring or front-loaded in nature.

Additionally, general and administrative expenses included approximately $9 million due to the adjustment in fair value of the Convertible Notes, $1.7 million in bonus payments to prior management, $1.8 million of increase in director fees, $2.0 million in legal fees, and a $0.9 million increase in rent and lease expense.

Dividend Income

Dividend income for the year ended December 31, 2025 was $1.2 million, reflecting returns earned on marketable securities acquired during 2025 as part of the Company’s strategic investment activities. There was no comparable dividend income in the prior year, as the Company did not have a significant USD balance to invest in securities.

Interest Income

Interest income for the year ended December 31, 2025 was $4.5 million, reflecting interest earned on cash and interest-bearing accounts following the Company’s capital-raising activities during 2025. There was no comparable interest income in the prior year, as these balances were generated during the current period.

Other Income

Other income for the year ended December 31, 2024 was $1.8 million. The was attributable to proceeds received in 2024 from AmTrust International Underwriters DAC (“AmTrust”) related to the Company’s pre-merger directors’ and officers’ insurance policy. There were no comparable items recognized in 2025.

Interest Expense

Interest expense for the year ended December 31, 2025 was $3.1 million, primarily reflecting interest incurred on the Convertible Notes entered into during the year. There was no comparable, meaningful interest expense in the prior year.

Change in Fair Value of Convertible Debt

Change in fair value of convertible debt totaled $103.9 million for the year ended December 31, 2025, primarily reflecting non-cash fair value adjustments associated with convertible debt instruments issued and settled during the year. There were no convertible debt instruments outstanding in the prior year.

Change in Fair Value of Available for Sale Securities

Change in fair value of available-for-sale securities for the year ended December 31, 2025 was $0.1 million, reflecting unrealized gains and losses resulting from changes in market prices of equity investment securities acquired during the year. There was no comparable, meaningful change in the prior year, as these investments were not held previously.

Digital Asset Gains and Losses

Digital asset losses for the year ended December 31, 2025 were $21.1 million, primarily reflecting approximately $4.6 million of unrealized losses resulting from changes in market prices of ETH and liquid staking incentive tokens held during the period, partially offset by approximately $16.5 million of realized losses recognized upon the sale, transfer, or redeployment of ETH. Unrealized gains and losses were driven primarily by fluctuations in the market price of ETH and changes in the quantity of digital assets held during the period. There were no digital assets held in the prior year.

Change in Fair Value of Long-Term Receivable Derivative

The change in fair value of the long-term receivable derivative for the year ended December 31, 2025 was $81.3 million, primarily driven by changes in the market price of ETH, the accrual of staking rewards under liquid staking arrangements, and changes in the quantity of assets deployed in such protocols during the period.

Loss on Make Whole Provision

Loss on make whole provision represents changes in the estimated make-whole obligation associated with the Company’s cost-method investment in Zippy, resulting in a $6.3 million loss for the year ended December 31, 2025, primarily driven by changes in the Company’s stock price relative to the agreed valuation terms during the period.

Net Loss from Discontinued Operations

During the year ended December 31, 2025, the Company made a strategic decision to discontinue its pharmaceutical research operations and iGaming technology platform. Accordingly, the results of these operations are presented as discontinued operations for all periods presented.

Net loss from discontinued operations for the year ended December 31, 2025 was $7.0 million, primarily reflecting operating losses of approximately $1.2 million related to the Company’s former pharmaceutical research operations and an impairment charge of approximately $7.6 million related to the iGaming technology platform, which were classified as discontinued operations during the year.

The exits were part of management’s strategic decision to discontinue legacy operations and focus on digital asset and tokenization activities. The Company does not expect discontinued operations to have a material impact on future results of operations or cash flows.

Deemed Dividend

Deemed dividend was $0 for the year ended December 31, 2025, compared to $8.0 million for the year ended December 31, 2024. The prior-year amount related to an October 2024 warrant inducement associated with the Company’s legacy pharmaceutical business, with no comparable activity in 2025.

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

The reconciliation of Net loss from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA (in thousands) is as follows:

	2025	2024
Net Loss From Continuing Operations	$(443,531)	$(2,614)

Interest	3,056	35
Taxes
Depreciation and Amortization	-	-
EBITDA	(440,475)	(2,579)

Stock-based compensation[1]	213,447	280
Convertible debt offering costs[2]	8,575	-

Adjusted EBITDA	$(218,453)	$(2,299)

(1)	Represents non-cash stock-based compensation expense associated with employee and non-employee equity awards, including the Initial Strategic Advisor Warrants and the Subsequent Strategic Advisor Warrants, and employee stock options awarded in connection with closing the Private Placement, included in general and administrative expenses on the consolidation statements of operations and comprehensive income.

(2)	Represents professional fees incurred in connection with the Convertible Notes which are included in general and administrative expenses on the consolidation statements of operations and comprehensive income.

Liquidity and Capital Resources

In prior interim periods during 2025, management identified conditions and events that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of the interim financial statements. During the year ended December 31, 2025, the Company completed significant equity and debt financing transactions, generating proceeds of approximately $860.0 million, that materially improved its liquidity position and extended the maturity profile of its obligations. As of December 31, 2025, the Company had $8.0 million of cash and cash equivalents on hand.

Based on existing cash balances, the proceeds from these financings, and the Company’s current cash resources and operating plans, management has concluded that the Company has sufficient liquidity to meet its obligations as they become due for at least the next twelve months, and as such the substantial doubt about the Company’s ability to continue as a going concern has been alleviated as of December 31, 2025.

Principal and Potential Sources of Liquidity

Our principal and potential sources of liquidity consist primarily of cash and cash equivalents, cash flows from operating activities, and proceeds from financing activities. We believe that our existing sources of liquidity are, and will continue to be, sufficient to meet our working capital and capital expenditure requirements in both the short and long term.

We also hold ETH which is accounted for as a digital asset. While ETH is not considered a cash equivalent and is subject to market volatility, these holdings may be converted into cash and used as a source of liquidity if needed, subject to market conditions and strategic considerations.

Cash Flows

As of December 31, 2025 and 2024, we had cash balances of $8.0 million and $4.6 million, respectively, and a working capital deficit of $52.8 million and $1.6 million, respectively.

Operating Activities

For the year ended December 31, 2025, cash provided by operating activities from continuing operations totaled $25.3 million compared to cash used in operating activities from continuing operations of $1.1 million for the year ended December 31, 2024. Cash used in operating activities was $26.1 million and cash used in operating activities was $1.2 million for the years ended December 31, 2025 and 2024, respectively. Our cash used in operations for the year ended December 31, 2025 was primarily attributable to our net loss from continuing operations of $443.5 million, adjusted for non-cash expenses in the aggregate amount of $419.7 million (mainly due to $213.4 million of stock based compensation, $21.1 million for the change in fair value of cryptocurrency and $104.0 million for non-cash settlement expense), as well as $1.5 million of net cash used to fund changes in the levels of operating assets and liabilities. Our cash provided by operations for the year ended December 31, 2024 was primarily attributable to our net loss from continuing operation of $2.6 million, adjusted for non-cash expenses in the aggregate amount of $0.2 million as well as $1.2 million of net cash used to fund changes in the levels of operating assets and liabilities.

Investing Activities

For the year ended December 31, 2025, cash used in investing activities from continuing operations totaled $127.6 million compared to cash used in investing activities from continuing operations of $0 for the year ended December 31, 2024. Cash used in investing activities related to the purchase of marketable securities of $4.6 million, purchase of investment of $13.0 million and $244.3 million for the purchase of cryptocurrency which were offset by $134.3 million from the sale of cryptocurrency.

Financing Activities

For the year ended December 31, 2025, cash provided by financing activities from continuing operations totaled $158.3 million compared to cash used in financing activities from continuing operations of $4.1 million for the year ended December 31, 2024. Cash used in financing activities from discontinued operations was $0.2 million, compared to cash used in financing activities of $0.03 million from discontinued operations for the year ended December 31, 2024. Cash provided by financing activities was $158.3 million and $4.0 million for the years ended December 31, 2025 and 2024, respectively. Cash provided by financing activities primarily related to cash proceeds from shares issued for cash and warrants, net of $303.8 million (mainly due to the Private Placement), proceeds from convertible debt, net of $500.0 million (in connection with the sale of the Convertible Notes), proceeds from collateralized loan of $50.0 million and cash proceeds from the exercise of warrants of $5.6 million, which were offset by treasury stock purchases of $46.3 million, repayment of loan payable – related party of $1.0 million, repayment of collateralized loan of $50.0 million and the repayment of convertible debt of $603.9 million for the year ended December 31, 2025. Cash provided by financing activities during the year ended December 31, 2024, was primarily comprised of proceeds from sale of stock and warrants in December 2024 of $2.6 million and proceeds from the exercise of warrants of $2.8 million, partially offset by the repayment of loans payable of $1.3 million.

Liquidity Management Strategy

Our liquidity management strategy includes maintaining the ability to convert digital assets into cash through established trading venues and counterparties, subject to market conditions, liquidity availability, and applicable controls. The timing and extent of any such conversions will depend on operational needs, market conditions, and risk management considerations.

In assessing liquidity needs, management evaluates expected operating cash requirements, capital commitments, and near-term obligations relative to available cash balances and the portion of digital asset holdings that is readily convertible to cash. In doing so, management considers practical constraints on liquidity, including staking-related lock-up periods, protocol-level withdrawal queues, market depth and trading venue limits, and internal risk management controls.

Management also considers known uncertainties, including fluctuations in digital asset prices and potential delays in accessing staked assets, and how such factors could reduce the amount or timing of liquidity available from digital assets. Prolonged access restrictions or adverse market conditions could require the Company to rely more heavily on cash balances or external financing to meet its obligations.

The Company may also pursue additional offering transactions as needed to fund operations and financing obligations. Future offering transactions may include common stock, warrant coverage or other convertible securities, subject to Board of Directors approval and applicable Nasdaq stockholder approval requirements. As of the date of this Report, the Company has not agreed to any definitive funding terms or finalized any offering structures. Future capital requirements will depend on operating performance, market conditions, and the execution of our treasury strategy, including potential periods of digital asset price volatility.

Capital Requirements and Contractual Obligation

Our capital requirements primarily relate to supporting ongoing operations, funding working capital needs, servicing existing obligations, and executing our tokenization and investment strategy. We expect to continue to incur operating losses in the near term as we execute our strategy.

Our contractual obligations are limited in nature and consist primarily of operating lease commitments and professional services agreements incurred in the ordinary course of business. As of December 31, 2025, operating lease commitments totaled approximately $0.9 million, primarily related to office facilities. In addition, the Company incurs ongoing professional services costs and custody, servicing, and asset management fees related to its digital asset activities and owned assets, which are generally short-term in nature and variable based on activity levels.

In connection with certain investment and financing arrangements, the Company may be subject to contingent or conditional obligations, including potential true-up or repurchase mechanisms, such as those related to the Zippy investment. As of December 31, 2025, management does not believe that any such contingent obligations are reasonably likely to have a material adverse effect on the Company’s liquidity or capital resources.

The Company does not have any material long-term debt maturities, other than a collateralized loan totaling $26.0 million which is secured by 8,700 ETH, material purchase obligations, or other significant contractual commitments that are reasonably likely to have a material adverse effect on its liquidity or capital resources. In addition, the Company does not have any material off-balance-sheet arrangements that are reasonably likely to have a material effect on liquidity, capital resources, or results of operations.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates, and assumptions that involve a high degree of uncertainty and that could have a material impact on the Company’s financial condition or results of operations. These estimates are considered “critical” because they require significant management judgment, are inherently subjective, and could change based on future events or market conditions. Actual results could differ materially from these estimates.

The Company’s most significant critical accounting estimates are described below. These estimates relate primarily to the valuation digital assets and financial instruments, revenue recognition judgments, and fair value measurements. While the underlying accounting policies are described in the notes to the Consolidated Financial Statements, the discussion below focuses on the judgments, assumptions, and uncertainties associated with these estimates.

Fair Value Measurements of Digital Assets and Financial Instruments

The Company holds certain digital assets and financial instruments that are measured at fair value on a recurring basis. The determination of fair value requires management to make assumptions regarding market inputs, valuation techniques, and liquidity conditions at the measurement date.

For assets measured using observable market prices (Level 1), fair value is based on quoted prices in active markets. For assets measured using valuation techniques that incorporate significant unobservable inputs (Level 2 or Level 3), management applies judgment in selecting appropriate valuation methodologies and assumptions, including but not limited to:

●	market participant assumptions,

●	liquidity and credit risk considerations,

●	pricing source selection, and

●	observable versus unobservable inputs.

Changes in these assumptions, including changes in market volatility or liquidity, could materially affect the reported fair values and related earnings.

Revenue Recognition Judgments

The Company applies judgment in evaluating whether it acts as a principal or an agent in certain transactions, which affects the timing and presentation of revenue. These judgments require an assessment of control, pricing discretion, and the nature of the Company’s performance obligations.

Changes in contractual arrangements, transaction structures, or business practices could impact these conclusions and result in changes to revenue recognition and presentation.

Sensitivity to Changes in Key Assumptions

The estimates described above are sensitive to changes in market conditions and key assumptions. For example, adverse movements in digital asset prices, changes in liquidity or volatility, or changes in the Company’s role in transaction flows could materially impact reported earnings, financial position, and cash flows. Management evaluates these estimates on an ongoing basis as facts and circumstances change.

Significant Accounting Policies

See Note 3 – Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Report for a discussion about significant accounting policies relevant to the Company.

Recently Issued Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements of our Consolidated Financial Statements included in this Report for a discussion about new accounting pronouncements issued and adopted as of the date of this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305 of Regulation S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 8. Financial Statements and supplementary Data.

The information required by this Item is included in this Report as set forth in the “Index to Consolidated Financial Statements” which appear on page F-1 of this Report, after the signature page of this Report, and is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation, our management concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

Management, including our CEO and CFO, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework” (2013). Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, based on those criteria.

The material weakness in internal control over financial reporting identified was related to controls over the classification and technical accounting review of significant, one-time accounting transactions.

Management continues to take steps to remediate the material weakness described above and has implemented the following control enhancement:

●	Implemented an added layer of technical review by an internal financial reporting director for one-time significant entries to ensure appropriate classification is assessed.

●	Hired additional third-party accounting consultants to assist with accounting treatment, controls design, reconciliation and close procedures, and financial disclosures.

Management will consider the material weakness to be fully remediated once the controls have been operating effectively for sufficient contiguous reporting periods, and after management has validated the effective operation of the controls through testing.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, management evaluated the Company’s internal control over financial reporting in connection with the Company’s strategic transition and concluded that there were several changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, which are each described below.

Management implemented a new ERP system, NetSuite, in the fourth quarter of 2025. Management also integrated a number of automated systems into the ERP system to improve internal control over financial reporting.

Item 9B. Other Information.

(a) Form 8-K Information. Because this Report is being filed within 4 business days from the date of the reportable event discussed below, we have elected to make the following disclosures in this Report instead of in a Current Report on Form 8-K under Items 1.01, Item 2.01 and Item 8.01:

Item 1.01 Entry into a Material Definitive Agreement.

On March 25, 2026, the Company and Zippy entered into the Side Letter Amendment to the Zippy Purchase Agreement. The Zippy Side Letter Amendment extends the Midpoint True-Up Window, originally scheduled to expire on March 30, 2026, to the earlier of (i) April 30, 2026, or (ii) 30 days following the date on which Forum’s 10-K Blackout Period is formally terminated. The extension was effectuated to ensure regulatory compliance, account for the overlap between Midpoint True-Up Period and Forum’s mandatory blackout period associated with the filing of its Form 10-K, and the Parties desire to extend the Midpoint True-Up Period to align the true-up mechanics with the conclusion of the blackout period. The Zippy Side Letter Amendment is filed as Exhibit 10.66 to this Report.

Item 2.01 Completion of Acquisition or Disposition of Assets.

On March 27, 2026, the Company, through its wholly-owned subsidiary, Eurus Aerospace, acquired one CFM International model CFM56-5B5/P aircraft engine, together with all parts, engine records and engine stands associated therewith, from Aero Engine Solutions, Inc., pursuant to the terms of an Engine Sale and Purchase Agreement dated March 27, 2026. The Engine was acquired for $6.35 million, which was payable in cash.

Eurus Aerospace entered into certain Lease Agreements with a major airline, as lessee, following the acquisition of the Engine, to evidence the lease of such Engine to that airline.

The Company also entered into a Service Agreement Supplement with the Servicer in connection with the purchase, whereby the Servicer agreed to manage the Engine on behalf of the Company during the duration of the above referenced leases, in exchange for a monthly servicing fee, and also provided for the right of the Company (but not the obligation) to require the Servicer (or the Servicer’s designated affiliate) to purchase the Engine from the Company for a $3.0 million option price, following the expiration or earlier termination of the leases with respect to such Engine; and the right of the Servicer (but not the obligation) to require the Company to sell the Engine to the Servicer (or the Servicer’s designated affiliate) for $3.0 million, following the expiration or earlier termination of the leases with respect to such Engine, in each case provided that such Engine is in the condition required by the terms of the agreement.

Item 8.01 Other Events.

On March 30, 2026, the Company, CannBioRex, and Jagdeep Nanchahal (a former consultant of the Company) entered into a Confidential Settlement and Release Agreement. The parties disputed compensation due and the status of certain consultancy agreements dating back to February 2021. Under the terms of the settlement, CannBioRex agreed to pay Mr. Nanchahal a total of £120,000 (inclusive of VAT) in exchange for a full release of all claims and the mutual termination of all prior consultancy agreements. The settlement does not constitute an admission of liability by any party. At the time of the settlement, the Company had accrued liabilities of $1.5 million related to these consultancy agreements. Therefore, this settlement is expected to result in a gain of approximately $1.34 million, which will be recorded in the first quarter of 2026.

(b) Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of the date of this Report:

Name	Position	Age
McAndrew Rudisill	CEO and Executive Chairman	47
John Saunders	CFO, Vice President of Finance and Secretary	43

Below is information regarding each executive officer’s biographical information, including their principal occupations or employment for at least the past five years, and the names of other public companies in which such persons hold or have held directorships during the past five years.

McAndrew Rudisill — CEO and Executive Chairman — Information regarding Mr. Rudisill is set forth below under “—Classified Board of Directors.”

John Saunders — CFO, Vice President of Finance and Secretary

Prior to joining the Company in August 2025 as Vice President of Finance, Mr. Saunders served as Senior Vice President Finance, Capital Markets of Bridger Aerospace Group Holdings, Inc. (NASDAQ: BAER), an aerial firefighting and aerospace services company, from May 2024 to June 2025. From October 2021 to May 2024, Mr. Saunders served as Chief Financial Officer of ElementCompany, LLC, a family office with investments in technology and agriculture. Prior to that, he served as Chief Financial Officer from June 2019 to September 2021, and Controller from September 2018 to June 2019 of Ascent Vision Technology, LLC, a defense company. Prior to that, Mr. Saunders worked as a CPA for Rudd & Company, PLLC from January 2016 to September 2019. Mr. Saunders received his Bachelor of Arts in Economics from Bates College and his Masters of Professional Accountancy from Montana State University.

Classified Board of Directors

The Board of Directors is divided into two classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the second annual meeting following the election. The directors are divided among the two classes as follows:

●	the Class I directors are Andrew Suckling, Crystal Heter, Angela Dalton and Michael Edwards, and their terms expire at the annual meeting of stockholders to be held in 2027; and

●	the Class II directors are McAndrew Rudisill, Ryan Smith and Jason New, and their terms expire at the annual meeting of stockholders to be held in 2026.

Any additional directorships resulting from an increase in the number of directors will be distributed among the two classes so that, as nearly as possible, each class will consist of one-half of the directors. The division of the Board of Directors into two classes with staggered two-year terms may delay or prevent a change of our management or a change in control.

The following table sets forth certain information with respect to our directors as of the date of this Report:

Name	Age	Position With Company	Date First Appointed as Director
Class I Directors*
Andrew Suckling	54	Director	July 2025
Crystal Heter	48	Director	July 2025
Angela Dalton	54	Director	December 2025
Michael Edwards	47	Director	December 2025
Class II Directors**
McAndrew Rudisill	47	CEO and Executive Chairman	July 2025
Ryan Smith	43	Lead Independent Director	March 2024
Jason New	56	Director	October 2025

*	Terms expire at the 2027 annual meeting of stockholders (Class I).

**	Terms expire at the 2026 annual meeting of stockholders (Class II).

There is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current Board of Directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Information regarding our current directors is provided below:

McAndrew Rudisill, CEO and Executive Chairman

Since July 2025, Mr. Rudisill has a served as Chairman of the Board of Directors and since September 2025, as CEO of the Company. Since April 2025, Mr. Rudisill has served as the founding and Managing Partner of Harbour Island, LLC, a private investment firm that invests in digital assets. From 2016 to May 2024, Mr. Rudisill served as the Chief Investment Officer and director of Bridger Aerospace Group Holdings, LLC, later Bridger Aerospace Group Holdings, Inc., a wildfire suppression company. From 2016 to October 2020, Mr. Rudisill was the Chief Investment Officer of Capital Vacations LLC, a fractional resort management company. From 2011 to 2015, Mr. Rudisill was the Chief Executive Officer and President, and member of the board of directors, of Emerald Oil, Inc. (“Emerald Oil”), a US oil and gas producer. In 2007, Mr. Rudisill founded Pelagic Capital Advisors LLC, a private investment fund focused on public and private equity investments, where he has served as Managing Partner and Chief Investment Officer since 2007. Mr. Rudisill earned a Bachelor of Arts in Economics from Middlebury College, in Middlebury, Vermont.

We believe that Mr. Rudisill is well qualified to serve on the Board of Directors due to his strategic investment experience and management experience in both the public and private sectors, including his position as managing partner of a private equity company specializing in digital assets.

Ryan L. Smith, Lead Independent Director

Since December 2019, Mr. Smith has served as Chief Executive Officer of U.S. Energy Corp. (“U.S. Energy”) (NASDAQ: USEG), an energy company engaged in the development and operation of high-quality energy and industrial gas assets in the United States. Mr. Smith served as Chief Financial Officer of U.S. Energy from May 2017 to June 2023, and has served as a member of the board of directors of U.S. Energy since January 2021. Mr. Smith consulted for U.S. Energy from January 2017 to May 2017. Prior to holding that position, Mr. Smith served as Emerald Oil’s Chief Financial Officer from September 2014 to January 2017 and Vice President of Capital Markets and Strategy from July 2013 to September 2014. Prior to joining Emerald, Mr. Smith was a Vice President in Canaccord Genuity’s Investment Banking Group focused solely on the energy sector. Mr. Smith joined Canaccord Genuity in 2008 and was responsible for the execution of public and private financing engagements along with mergers and acquisitions advisory services. Prior to joining Canaccord Genuity, Mr. Smith was an Analyst in the Wells Fargo Energy Group, working solely with upstream and midstream oil and gas companies. Mr. Smith holds a Bachelor of Business Administration degree in Finance from Texas A&M University.

We have concluded that Mr. Smith is well qualified to serve on the Board of Directors based upon his significant business experience, including his public company background, and capital markets fund raising.

Andrew Suckling, Director

Mr. Suckling has more than 30 years of experience in the finance industry, primarily working in commodity trading and investment. Since January 2009, Mr. Suckling has served as a Partner and Founder of Verulam LLC, a hedge fund and consultancy. Since August 2022, Mr. Suckling has served as a member of the board of directors of American Battery Materials, Inc. and is currently the non-executive chairman of Cadence Minerals and Chair of remuneration committee, a position he has held since December 2015. Mr. Suckling also previously served as the non-executive director and member of the audit committee of Macarthur Minerals from December 2017 to September 2024. From March 2000 to December 2008, Mr. Suckling served as a Partner at multibillion fund management group, Ospraie Management LLC. From July 1994 to March 2000, Mr. Suckling was a commodities trader on the London Metal Exchange with MG Ltd. Mr. Suckling is a graduate of Brasenose College, Oxford University, earning a Bachelor of Arts degree (with honors) in Modern History and a Master of Arts degree in Modern History.

We believe that Mr. Suckling is well qualified to serve on the Board of Directors due to his significant experience in the finance industry, including his positions as a partner of several significant hedge funds along with various public board representations in various jurisdictions.

Crystal Heter, Director

Since July 2020, Ms. Heter has served as Executive Vice President and Chief Operating Officer of Tallgrass Energy, LP (“Tallgrass”), an energy infrastructure company where she performs operations, engineering, safety, land, environmental, procurement, IT and HR services. From April 2018 to July 2020, Ms. Heter served as Segment President, Natural Gas Transportation, for Tallgrass and from February 2016 to April 2018, Ms. Heter served as Vice President and General Manager of the Rockies Express Pipeline, for Tallgrass. Ms. Heter served in various roles with Tallgrass since 2012, and prior to that, with Kinder Morgan, including as a director of account services, account director and as a project manager and risk engineer. Ms. Heter obtained a Bachelor of Arts degree in Chemical Engineering from the Colorado School of Mines.

We believe that Ms. Heter is well qualified to serve on the Board of Directors due to her significant experience in management and operations.

Jason New, Director

Since January 2024, Mr. New has served as Vice Chairman of Investment Banking at Lazard, a global financial advisory and asset management firm. Mr. New is also a Senior Advisor to Harbour Island, LLC, a position he has held since May 2025. Prior to joining Lazard, Mr. New was the Co-Founder and Managing Partner of NovaWulf Digital Management, LP, an investment fund, from January 2022 to December 2023. Previously, Mr. New served as CEO of Onex Credit, the credit investing arm of Onex Corporation from April 2020 to December 2021. Prior to joining Onex Corporation, Mr. New was a Senior Managing Director of The Blackstone Group L.P., a global investment and advisory firm, and the Head of Special Situation Investing for GSO Capital Partners LP (“GSO”), a credit-oriented alternative asset manager, having served in such positions from 2005 until December 2019. Before joining GSO in 2005, Mr. New was a senior member of Credit Suisse’s distressed finance group. Mr. New joined Credit Suisse in 2000 when it acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a member of DLJ’s restructuring group. Prior to joining DLJ in 1999, he was an associate with the law firm Sidley Austin LLP, where he practiced in the firm’s corporate reorganization group. Mr. New holds a B.A. from Allegheny College, in Meadville, Pennsylvania, and a J.D. from Duke University, where he is a member of the Board of Visitors.

Mr. New has served on the board of directors of several private and public companies, including Eastman Kodak (NYSE: KODK), where he has served since September 2013 and currently serves on the Compensation, Nominating and Governance Committee, and TeraWulf Inc. (Nasdaq: WULF), a digital asset technology company with a core business of sustainable bitcoin mining, where he served from November 2021 to December 2023.

Mr. New brings extensive experience in investment strategies and digital assets, along with a strong background in complex financial transactions to the Board of Directors. We expect that his legal expertise and ability to develop innovative financial solutions will help enhance the Board of Directors’ effectiveness in governance and risk management.

Angela Dalton, Director

Since December 2018, Ms. Dalton has served as the CEO and Founder of Signum Growth Capital LLC, a FINRA-registered broker-dealer.  Ms. Dalton also has served as CEO and CIO of AD8 LLC, a next-generation video game publisher, since May 2024. From June 2015 to August 2018, she served as Managing Director and Sector Head (Technology, Media, Telecom) in Equities at Guggenheim Securities, the investment banking and capital markets business of Guggenheim Partners. From October 2014 to June 2015, Ms. Dalton served as Managing Director at International Strategy & Investment Group LLC, investment research services company which was acquired by Evercore Inc. From February 2010 to October 2014, Ms. Dalton co-founded and served as Managing Director of Evercore Group LLC, an operating subsidiary of Evercore Inc. (NYSE: EVR).  Since July 2020, Ms. Dalton has served as an advisor to ARK Investment Management LLC and has previously served as an advisor to the Web3 Foundation, a non-profit organization dedicated to supporting the development of a decentralized internet.  Since February 2023, Ms. Dalton has served as a director of Sortium Inc., which offers an AI-powered platform for creating and tokenizing 3D assets. From March 2022 through February 2023, she served as an independent board member of FaZe Clan Inc through its sale to Gamesquare (Nasdaq: GAME). Ms. Dalton obtained an M.B.A. in Finance and Accounting from the University of Chicago, a Bachelor of Science degree in Business Administration and a Bachelor of Arts in French from the University of Kansas, Phi Beta Kappa.

We believe that Ms. Dalton is well qualified to serve on the Board of Directors due to her experience in innovative technologies across digital assets, media, gaming and finance, and we expect her Board of Directors membership to be of significant advantage to the Company as it develops its digital asset treasury strategy, pursuant to which the Company continues to implement a number of strategic initiatives to acquire Ether and leverage a combination of staking, lending, liquidity provisioning and bespoke private agreements.

Michael Edwards, Director

Since March 2024, Mr. Edwards has been the Managing Principal and sole owner of Old Post Company, Inc., a strategic advisory firm through which he has advised clients in the investment management, technology, and digital asset spaces, including Guild, Frontier Foundry, Signum Growth / AD8, CORBU, and others.  From May 2019 to March 2024, Mr. Edwards served as Deputy CIO at Weiss MS Advisors LLC, a New York and Connecticut-based asset management firm.  From June 2010 to May 2019, he was a Managing Partner at Arrowgrass Capital Partners LLP, a hedge fund based in New York and London.  Mr. Edwards was a principal and portfolio manager with Nusa Capital Management LP, an asset management firm, from February 2009 to June 2010, and an analyst and portfolio manager at D.E. Shaw & Co. LP, a quantitative investment management firm, from May 2004 to February 2009.  Mr. Edwards began his career as an analyst at Credit Suisse in San Francisco after obtaining a Bachelor of Arts degree in Public Policy and International Affairs, summa cum laude, from Princeton University.  Mr. Edwards serves on the boards of Third Way, a public policy think tank based in Washington, D.C.; Buzzy AI, which offers A.I.-powered application tools; Manifest Ed, which operates an A.I.-driven learning platform; and Velocity Worldwide, a shopper engagement and marketing technology firm.

We believe that Mr. Edwards is well qualified to serve on the Board of Directors due to his significant experience in the finance industry, including his positions with several asset management firms, along with various board representations in various jurisdictions.

Director Qualifications

The Board of Directors believes that each of our directors is highly qualified to serve as a member of the Board of Directors. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board of Directors. When evaluating candidates for election to the Board of Directors, the Board of Directors seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; endeavor to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in other public communications made by us; and strive to be compliant with applicable governmental laws, rules and regulations.

Board of Directors Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders.

Our current leadership structure is comprised of a combined Executive Chairman of the Board of Directors and CEO, Mr. Rudisill. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Rudisill possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board of Directors and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions.

The Board of Directors believes that this leadership structure, including having a Lead Independent Director, best serves the Company and its stockholders at this time by leveraging executive leadership experience while providing effective independent oversight. Independent leadership remains an important pillar of the Board of Directors leadership structure and, as such, the Company continues to have a Lead Independent Director with robust, well-defined responsibilities as set forth below under “Lead Independent Director.”

The Board of Directors evaluates its structure periodically, as well as when warranted by specific circumstances in order to assess which structure is in the best interests of the Company and its stockholders based on the evolving needs of the Company. This approach provides the Board of Directors appropriate flexibility to determine the leadership structure best suited to support the dynamic demands of our business.

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

The Board of Directors exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board of Directors or relevant committee, which provides guidance on risk assessment and mitigation. The Nominating and Corporate Governance Committee recommends the slate of director nominees for election to the Company’s Board of Directors, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, reviews, evaluates and recommends changes to the Company’s Corporate Governance Guidelines, and establishes the process for conducting the review of the CEO’s performance. The committees of the Board of Directors are described in greater detail below.

While the Board of Directors and its committees oversee the Company’s strategy, management is charged with its day-to-day execution. To monitor performance against the Company’s strategy, the Board of Directors receives regular updates and actively engages in dialogue with management.

Family Relationships

There are no family relationships among executive officers and directors.

Other Directorships

None of the directors of our Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), other than:

●	Mr. Smith, who serves as a member of the board of directors of U.S. Energy Corp. (Nasdaq: USEG), where he has served since January 2021.

●	Mr. New who serves as a member of the board of directors of Eastman Kodak (NYSE: KODK), where he has served since September 2013 and currently serves on the Compensation, and Nominating and Governance Committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as disclosed in the biographies of such persons above, during the past 10 years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Meetings

During the fiscal year that ended on December 31, 2025, the Board of Directors held 18 meetings and took various other actions via the unanimous written consent of the Board of Directors and the various committees described below. Each director attended at least 75% of all of the Board of Directors meetings and committee meetings of the committees on which they served, during the fiscal year ended December 31, 2025. Four of the five then-serving directors attended the Company’s 2025 annual meeting. Each director of the Company is expected to be present at annual meetings of stockholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Board of Directors Committee Membership

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are composed solely of independent directors. You can review the charters for our standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee on our website at https://ir.forum-markets.com/governance.

The current members of the committees of our Board of Directors are as follows:

Director Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
McAndrew Rudisill (1)
Ryan Smith(2)	C	M	C
Andrew Suckling		M
Crystal Heter	M	M	M
Jason New
Angela Dalton	M	C
Michael Edwards			M

C = Chairperson of the Committee.

M = Member of the Committee.

(1)	Chairman of the Board of Directors.

(2)	Lead Independent Director.

Each of these committees has the duties described below and operates under a charter that has been approved by our Board of Directors.

Audit Committee

Nasdaq listing standards and applicable SEC rules require that the Audit Committee of a listed company be comprised solely of independent directors. We have established an Audit Committee of the Board of Directors, which currently consists of Mr. Ryan Smith (Chairperson), Ms. Crystal Heter, and Ms. Angela Dalton.  Each member of the Audit Committee meets the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. Smith qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a Compensation Committee of the Board of Directors, which currently consists of Ms. Angela Dalton (Chairperson), Ms. Crystal Heter, Mr. Andrew Suckling and Mr. Ryan Smith.  We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our CEO’s compensation, evaluating our CEO’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our CEO based on such evaluation in executive session at which the CEO is not present;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Governance Committee

We have established a Nominating and Governance Compensation Committee of the Board of Directors, which currently consists of Mr. Ryan Smith (Chairperson), Ms. Crystal Heter and Mr. Michael Edwards.  Our Board of Directors has determined that each member is independent under applicable Nasdaq listing standards. We have adopted a Nomination and Corporate Governance charter, which details the principal functions of the nominating and corporate governance committee. Specific responsibilities of the Nominating and Corporate Governance Committee include:

●	making recommendations to our Board of Directors regarding candidates for directorships;

●	making recommendations to our Board of Directors regarding the size and composition of our Board of Directors;

●	overseeing our corporate governance policies and reporting; and

●	making recommendations to our Board of Directors concerning governance matters.

Stockholder Communications with the Board of Directors

Our stockholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our Corporate Secretary, 2875 South Ocean Blvd, Suite 200, Palm Beach, Florida 33480, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular board member or members, the communication will be forwarded to a board member to bring to the attention of the Board of Directors.

Lead Independent Director

On February 4, 2025, the Board of Directors appointed independent director Ryan Smith, as Lead Independent Director of the Company.

As Lead Independent Director, Mr. Smith: will preside at any meetings of the independent directors, including executive sessions, and as appropriate; will (a) assist in the recruitment of Board of Directors candidates; (b) have active involvement in Board of Directors evaluations; (c) have active involvement in establishing committee membership and committee chairs; and (d) have active involvement in the evaluation of the CEO; will work with committee chairs as necessary to ensure committee work is conducted at the committee level and appropriately reported to the Board of Directors; will communicate with the independent directors between meetings when appropriate; and will recommend consultants and outside advisors to the Board of Directors as necessary or appropriate. The Lead Independent Director may also attend meetings of committees on which the Lead Independent Director is not a member.

Executive Sessions of the Board of Directors

The independent members of our Board of Directors meet in executive session (with no management directors or management present) from time to time. The executive sessions include whatever topics the independent directors deem appropriate.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You can review our Code of Ethics on our corporate website at https://ir.forum-markets.com/governancehttps://ir.forum-markets.com/governance. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics on our website or in filings under the Exchange Act. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees to date.

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

Insider Trading/Anti-Hedging Policies

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its own securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

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

A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Report.

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and filed publicly, we believe that during the year ended December 31, 2025, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis, except that John Saunders, our CFO, failed to timely file his Form 3 statement of initial beneficial ownership of securities due to delays in obtaining EDGAR codes, and inadvertently failed to timely report two transactions and as a result one Form 4 was not timely filed; McAndrew Rudisill, our Executive Chairman and CEO, inadvertently failed to timely report four transactions and as a result one Form 4 was not timely filed; Jason New, our director, failed to timely file his Form 3 statement of initial beneficial ownership of securities due to delays in obtaining EDGAR codes; Elray Resources, Inc., a former greater than 10% stockholder, inadvertently failed to timely report eight transactions and as a result two Form 4s were not timely filed; Stephen Shoemaker, a former director, inadvertently failed to timely report one transaction and as a result one Form 4 was not timely filed; Ryan Smith, our Lead Independent Director, inadvertently failed to timely report one transaction and as a result one Form 4 was not timely filed; Angela Dalton, our director, inadvertently failed to file her Form 3 statement of initial beneficial ownership due to delays in obtaining EDGAR codes; and Blair Jordan, our former CEO and director, inadvertently failed to timely report five transactions and as a result three Form 4s were not timely filed.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2025 and 2024. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during the years ended December 31, 2025 and 2024, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
McAndrew Rudisill(1)	2025	200,000	1,750,000	—	(2)	—	—	18,322,537	1,950,000
CEO and Executive Chairman

John Saunders(3)	2025	154,743	—	1,822,930		—	—	—	1,977,673
CFO

Blair Jordan(4)	2025	190,624	1,541,250	360,478		14,743,002	—	—	16,835,354
Former CEO	2024	140,107	—	—		—	—	—	140,107

Eric Van Lent(5)	2025	142,000	50,000	7,594		22,263	—	—	221,856
Former CAO

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Option Awards and Stock Awards represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants and option awards, refer to Note 16 – Stockholders’ (Deficit) Equity to our Consolidated Financial Statements included in this Report. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

(1)	Mr. Rudisill has served as our CEO since September 4, 2025 and has been a member of our Board of Directors and served as our Executive Chairman since August 2025. Appointed as a member of the Board of Directors on October 7, 2025. In connection with the Strategic Advisor Agreement entered into between the Company and PCAO LLC, of which Mr. Rudisill is the managing partner, and therefore deemed to beneficially own the securities held by such entity, warrants to purchase (i) 480,787 shares of common stock at an exercise price of $27.75 per share and (ii) 95,700 shares of common stock at an exercise price of $34.45 per share, were granted to Mr. Rudisill. The grant date fair value of such warrants were computed in accordance with FASB ASC718 and do not correspond to the actual amount that will be realized upon exercise.

(2)

Does not include the value of 136,500 shares of restricted common stock originally granted to Mr. Rudisill on November 12, 2025, which were rescinded by the Board of Directors, with the approval of Mr. Rudisill, effective as of the date of grant, on December 1, 2025.

(3)	On November 12, 2025, the Board of Directors appointed Mr. Saunders as the CFO and Secretary of the Company.

(4)	On February 28, 2024, Mr. Jordan was appointed to the Board of Directors. On May 7, 2024, Mr. Jordan was appointed as Interim CEO of the Company. On February 4, 2025, the Board of Directors approved the appointment of Mr. Jordan as CEO of the Company. Mr. Jordan provided his services through, and was paid through, Blair Jordan Strategy and Finance Consulting Inc., of which he is the sole owner and control person. Mr. Jordan resigned as CEO and as a director of the Company on September 4, 2025.

(5)	Effective February 15, 2025, the Board of Directors appointed Mr. Van Lent as the Chief Accounting Officer of the Company. Effective January 30, 2026, Mr. Van Lent resigned as Chief Accounting Officer of the Company.

Current Executive Compensation Agreements

Executive Employment Agreement with McAndrew Rudisill

On September 15, 2025, the Company entered into an Executive Employment Agreement with Mr. McAndrew Rudisill, the Company’s CEO and Executive Chairman (the “Rudisill Employment Agreement”).

Pursuant to the Rudisill Employment Agreement, the Company agreed to continue to engage Mr. Rudisill as Chairman of the Board of Directors and CEO of the Company, during the term of the agreement, which continues until the earlier of (i) Mr. Rudisill provides the Company 30 days’ written notice of his termination of the Rudisill Employment Agreement or (ii) December 31, 2028; subject to up to two additional years of automatic renewals, if neither party provides the other notice of non-renewal prior to December 31, 2028 or if automatically renewed, December 31, 2029.

In consideration for agreeing to provide services under the Rudisill Employment Agreement, we agreed: (a) to pay Mr. Rudisill a base salary of $450,000 per year, with such amount to be reviewed by the Board of Directors with the recommendation of the Compensation Committee, at least annually, and may be increased if the Board of Directors deems appropriate; (b) that Mr. Rudisill would be eligible to earn an annual discretionary bonus as established by the Board of Directors or Compensation Committee, which may consist of restricted stock units (“RSUs”) and/or cash payments; and (c) that Mr. Rudisill would be entitled to a change of control payment, equal to 2% of the greater of (i) the market capitalization of the Company on the closing date of a Change in Control (as defined below) or (ii) the total enterprise value (defined by the Company’s market capitalization on the closing date of a Change of Control, plus all outstanding debt, less cash). This Change in Control payment may consist of both RSUs and/or cash, as determined by the Board of Directors or Compensation Committee. For the purposes of the Rudisill Employment Agreement, a “Change in Control” means either (i) a merger or consolidation involving the Company (or one of its subsidiaries where the Company issues shares), unless the transaction is solely for changing the Company’s domicile or results in the Company’s stockholders retaining more than 50% of the voting power in the surviving or parent corporation immediately after the transaction, or (ii) the sale, lease, transfer, exclusive license, or other disposition of all or substantially all of the Company’s or its subsidiaries’ assets or equity, including through the sale or disposition of subsidiaries holding substantially all such assets, except where the transfer is to a wholly-owned subsidiary, provided that transactions carried out principally for bona fide equity financing purposes, where the Company receives cash or debt is cancelled or converted (or a combination thereof), will not constitute a Change in Control.

Separately, upon termination of the Rudisill Employment Agreement for any reason, the Company must promptly, and no later than 30 days after termination (or sooner if required by law), pay Mr. Rudisill (or his surviving spouse or estate) a lump sum covering any portion of his then current salary due through the termination date and reimbursement of eligible expenses incurred. Additionally, if Mr. Rudisill has been employed for more than 12 months, he will also receive a severance payment equal to two times his base salary at the time of termination. In addition, if his employment ends within 36 months of the start date (September 15, 2025), he will receive a payment, payable in stock and/or cash as determined by the Board of Directors, equal to the greater of (a) 1% of the Company’s market capitalization; or (b) 1% of the total enterprise value (market capitalization plus debt, less cash) of the Company, at the time of termination. Payment of these severance benefits is conditioned on Mr. Rudisill executing a general release of claims against the Board of Directors relating to his employment or service with the Company.

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

Notwithstanding the terms of the Rudisill Employment Agreement, as discussed above, the Board of Directors and/or Compensation Committee may from time to time, in their discretion, increase Mr. Rudisill’s base salary or award discretionary bonuses to Mr. Rudisill, which may take the form of cash consideration or equity.

The Rudisill Employment Agreement superseded an offer letter in the Company’s standard form previously provided to Mr. Rudisill to serve on the Board of Directors. The offer letter provided for Mr. Rudisill to be paid $350,000 per year as an annual retainer fee for serving on the Board of Directors, and originally became effective the date of Mr. Rudisill’s appointment to the Board of Directors, on August 4, 2025.

On November 12, 2025, the Board of Directors, after recommendation by the Compensation Committee, approved an increase in the annual salary of McAndrew Rudisill, the Company’s CEO, from $450,000 to $650,000, effective as of the same date.

John Saunders Offer Letter

Effective August 1, 2025, the Company entered into an offer letter with Mr. John Saunders pursuant to which Mr. Saunders agreed to serve as Vice President of Finance of the Company in consideration for cash compensation of $350,000 per year and $1.0 million in RSUs vesting over two years. Cash compensation was increased to $450,000 per year on November 12, 2025. Mr. Saunders is also entitled to indemnification for his services as an officer of the Company in accordance with the Company’s standard form of indemnification agreement.

Prior Compensation Agreements

Jordan Consulting Agreement (Terminated)

On May 7, 2024, the Company entered into an Executive Consulting Agreement (the “Original Jordan Consulting Agreement”) with Mr. Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc. (an entity owned by Mr. Jordan) (“Jordan Consulting”). Pursuant to the Original Jordan Consulting Agreement, the Company agreed to engage Jordan Consulting to provide the services of Mr. Jordan to the Company as Interim CEO of the Company. The Original Jordan Consulting Agreement had a term through April 30, 2025, and provided for Mr. Jordan to act as Interim CEO of the Company, and to be paid $216,000 per year in consideration for services rendered to the Company, plus a $250,000 bonus in the event that the Company completed a Corporate Transaction. A “Corporate Transaction” included any corporate transaction by the Company, which occurred during the term, including but not limited to any merger, reverse merger, acquisition, disposal, joint-venture and/or investment involving the Company, which resulted in a Change of Control of the Company. For the purpose of the Original Jordan Consulting Agreement “Change of Control” included any corporate transaction pursuant to which the ownership of an aggregate of 50.1% or more of the outstanding shares of the Company was held by one or more parties after completing the Corporate Transaction.

On February 4, 2025, the Board of Directors approved the appointment of Mr. Jordan as CEO of the Company and an increase in Mr. Jordan’s compensation to $240,000 per year, effective January 1, 2025.

On February 20, 2025, the Company entered into an Executive Consulting Agreement with Mr. Blair Jordan dated February 21, 2025, and Jordan Consulting (the “Jordan Consulting Agreement”). The Jordan Consulting Agreement replaced and superseded the Original Consulting Agreement with Mr. Jordan.

Pursuant to the Jordan Consulting Agreement, the Company agreed to continue to engage Jordan Consulting to provide the services of Mr. Jordan to the Company as CEO of the Company. The Jordan Consulting Agreement had a term beginning effective January 1, 2025, and continuing through December 31, 2026, unless otherwise terminated pursuant to the terms of the agreement, provided that in the event that the parties had not agreed to an extension or termination of the Jordan Consulting Agreement with at least 30 days’ written notice at the end of the term, the agreement automatically renewed for successive terms of one year upon the expiration of the primary term or any renewal.

The Jordan Consulting Agreement provided for Mr. Jordan to act as CEO of the Company, and to be paid $240,000 per year in consideration for services rendered to the Company (the “Fee”), which Fee was to increase to $350,000 per year in the event the Company completed any material transaction (a “Material Transaction Increase”).

The agreement also allowed the Company to pay Mr. Jordan or Jordan Consulting an incentive bonus of up to 100% of the Fee per year, in the form of cash or equity, in the discretion of the Compensation Committee and the Board of Directors.

Effective July 29, 2025, the Company, with the approval of the Board of Directors, with the recommendation of the Compensation Committee, entered into a First Amendment to Amended and Restated Executive Consulting Agreement (the “Jordan Consulting Agreement Amendment”) with Mr. Jordan and Jordan Consulting, which amended the Jordan Consulting Agreement to increase the Fee to $450,000 in the event the closing of a pending private placement occurred within 10 days of the adoption of the Jordan Consulting Agreement Amendment, which closing occurred within such timeframe, and to remove any language about a Material Transaction Increase. The Jordan Consulting Agreement Amendment provided that, if after closing of the August 2025 private placement, the Company and Mr. Jordan mutually decided that he should step down from the role of CEO of the Company, and this departure was not considered a termination for just cause by the Company or a resignation for good reason by Mr. Jordan under the Jordan Consulting Agreement, as amended, Mr. Jordan (or Jordan Consulting) would nonetheless receive the full compensation outlined in the agreement as if the Jordan Consulting Agreement had been terminated without just cause. This mutual termination would be documented in writing and the agreed payments would be made on the effective date of the termination, subject to Mr. Jordan and Jordan Consulting signing a standard release agreement in favor of the Company.

On September 4, 2025, Mr. Jordan and Jordan Consulting entered into a Separation and Release Agreement with the Company (the “Jordan Separation Agreement”). Pursuant to the Jordan Separation Agreement, the Company agreed to (a) pay Jordan Consulting $1,350,000 in cash, which would be the amount payable to Jordan Consulting pursuant to the terms of the Jordan Consulting Agreement, in the event the Board of Directors decided that Mr. Jordan should step down from the role of CEO of the Company, and such departure was not considered a termination for just cause by the Company or a resignation for good reason by Mr. Jordan under the Jordan Consulting Agreement (the “Cash Payment”); (b) execute an assignment in order to transfer any and all rights and ownership to the design or domain of “Volaro” to Jordan Consulting (the “Volaro Ownership”); and (c) confirm that certain of Jordan Consulting’s options that had been granted were fully vested subject to stockholder approval.

Under the Jordan Separation Agreement, Mr. Jordan, Jordan Consulting and the Company, provided each other general releases; the Company agreed to continue to indemnify and hold Mr. Jordan and Jordan Consulting harmless against any claims relating to the performance of the Jordan Consulting Agreement; and Mr. Jordan and Jordan Consulting agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement (which were mutual), and cooperation covenants.

EVL Consulting Agreement (Terminated)

Effective February 15, 2025, the Company entered into an Executive Consulting Agreement (the “EVL Consulting Agreement”) dated January 30, 2025 with Mr. Eric R. Van Lent and EVL Consulting, LLC (an entity owned by Mr. Van Lent) (“EVL Consulting”). Pursuant to the EVL Consulting Agreement, the Company agreed to engage EVL Consulting to provide the services of Mr. Van Lent to the Company as Chief Accounting Officer of the Company. The EVL Consulting Agreement had a term through July 30, 2025, unless otherwise terminated pursuant to the terms of the agreement (discussed below) and provided for Mr. Van Lent to be paid $8,000 per month for an average of 10 hours of work per week, with any hours in excess of that amount being compensated at the rate of $200 per hour, only if preapproved in writing by the Company. The EVL Consulting Agreement included customary confidentiality, non-disclosure and proprietary right requirements of EVL Consulting and Mr. Van Lent, and a prohibition on EVL Consulting and Mr. Van Lent competing against us during the term of the agreement.

We had the right to terminate the EVL Consulting Agreement at any time, provided that we paid EVL Consulting $10,000 upon such termination, payable within 60 days of such termination date (the “Termination Fee”).

On July 12, 2025, and effective July 31, 2025, the Company, Mr. Van Lent and EVL Consulting entered into a First Amendment to Consulting Agreement, which amended the EVL Consulting Agreement to (a) extend the term of such agreement through December 31, 2025; and (b) increase the Termination Fee to $25,000.

On September 2, 2025, the Company entered into a Statement of Work with EVL Consulting. Pursuant to the agreement, EVL Consulting agreed to deploy a cloud based accounting and financial software system for the Company’s eight operating subsidiaries, and undertake certain other services, in consideration for $60,000, payable $12,000 at the time of project kickoff, $36,000 upon completion of configuration and data migration, and $12,000 when the project goes live.

Effective January 30, 2026, Mr. Van Lent resigned as Chief Accounting Officer of the Company. Following Mr. John Saunders being named CFO of the Company in November 2025, the Company determined it no longer required the services from EVL Consulting or Mr. Van Lent and therefore did not renew the contract.

Prior Material Consulting Agreements

Service Agreement with Prof. Sir Marc Feldmann (former Co-Executive Chairman) (Terminated)

On June 1, 2018, CannBioRex Pharma Limited (“CannBioRex”), our wholly-owned subsidiary, and Prof. Sir Marc Feldmann Ph.D., our then Executive Co-Chairman, entered into a Service Agreement (the “Feldmann Employment Agreement”). Pursuant to the Feldmann Employment Agreement, Prof. Sir Marc Feldmann served as the Chairman, CEO and Executive Director of CannBioRex or in such other capacity consistent with his status. Prof. Sir Marc Feldmann’s responsibilities included those customary for the roles in which he serves. Prof. Sir Marc Feldmann received compensation of £115,000 per year, with annual compensation reviewed by the Board of Directors and eligibility for discretionary bonuses, as determined by the Board of Directors. CannBioRex also reimbursed Prof. Sir Marc Feldmann’s travel and other business expenses.

Pursuant to the Feldmann Employment Agreement, all intellectual property rights created by Prof. Sir Marc Feldmann or related to his employment belonged to and vested in CannBioRex.

The Feldmann Employment Agreement contained customary non-compete clause prohibiting Prof. Sir Marc Feldmann from working for any competing businesses during the term of his employment, or holding equity in other businesses, except he could hold or beneficially own securities of publicly-traded companies if the aggregate beneficial interests of him and his family did not exceed 5% of that class of securities.

Prof. Sir Marc Feldmann was also prohibited for 12 months following termination (the “Post-Termination Period”) to be involved in any capacity with a competing business or potential joint venture in the United Kingdom or in any other country. During the Post-Termination Period, he could not solicit business from CannBioRex and its affiliates’ customers; or any company with whom he was actively involved in the course of his employment; or about which he held confidential information. Prof. Sir Marc Feldmann further covenanted to not interfere with CannBioRex’s business relationships by inducing or attempting to induce suppliers to take adverse actions during the Post-Termination Period. He also agreed not to induce or attempt to induce any CannBioRex employee to leave the company during the Post-Termination Period. The Feldmann Employment Agreement contained customary non-disclosure and confidentiality obligations, sick leave and vacation time.

On November 17, 2021, the Board of Directors, as recommended by the Compensation Committee, increased the salary of Prof. Sir Marc Feldmann to $225,000 per annum.

Effective April 27, 2022, CannBioRex and Prof. Sir Marc Feldmann entered into an amendment to the consulting agreement, pursuant to which the parties agreed effective March 1, 2022, that Sir Marc Feldmann’s salary would be reduced by $225,000 (100%), and that such reduced amounts would be accrued and paid on the date the Board of Directors determined that the Company had sufficient cash on hand to pay such accrued amounts, which the Company expected would not be until it had raised a minimum of $15,000,000 (the “Funding Determination Date”).

On January 10, 2024, and effective January 1, 2024, the Company entered into a Second Amendment to Consulting Agreement with Prof. Sir Marc Feldmann. Pursuant to the amendment, Prof. Sir Marc Feldmann, effective as of January 1, 2024, agreed to a reduction of his base salary set forth in his consulting agreement by 100%, to £0 per year, with the amount of such salary reduction £14,167 per month (or £170,000 per year), accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date did not occur prior to March 15, 2025, the amounts accrued would be forgiven in their entirety.

On March 7, 2024, Sir Marc Feldmann, Ph.D. provided notice to the Board of Directors of his resignation as a member of the Board of Directors, effective on the same date.

Effective September 5, 2024, our wholly-owned subsidiary, Cannbiorex and the Company entered into a Separation and Release Agreement with Sir Marc Feldmann (as amended, the “Feldmann Separation Agreement”).

Under the Feldmann Separation Agreement, the Company agreed to issue Sir Marc Feldmann 5,732 shares of common stock and options to purchase 2,000 shares of common stock with a term of two years and an exercise price of $19.50 per share, the closing sales price of the Company’s common stock on September 5, 2024, under the Company’s Second Amended and Restated Omnibus Incentive Plan to satisfy amounts owed to Sir Marc Feldmann in consideration for services previously rendered to Cannbiorex. Under the Feldmann Separation Agreement, Sir Marc Feldmann provided a customary general release to Cannbiorex and the Company, the Company and Cannbiorex provided a release to Sir Marc Feldmann, subject to certain exceptions, and Sir Marc Feldmann also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company and Cannbiorex. The shares have been issued.

Also effective September 5, 2024, the Company entered into an Indemnification Agreement with Sir Marc Feldmann to provide for indemnification to Sir Marc Feldmann under Delaware law. Among other things, consistent with the Company’s Bylaws, the Indemnification Agreement generally requires that the Company (i) indemnify Sir Marc Feldmann from and against all expenses and liabilities with respect to proceedings to which Sir Marc Feldmann may be subject by reason of Sir Marc Feldmann’s service to the Company and its subsidiaries to the fullest extent authorized or permitted by Delaware law and (ii) advance all expenses incurred by Sir Marc Feldmann in connection with the investigation, defense, settlement or appeal of any proceeding, and in connection with any proceeding to enforce Sir Marc Feldmann’s rights under the Indemnification Agreement.

Consultancy Agreement and Consulting Agreement with Prof. Lawrence Steinman (Terminated)

On November 17, 2021, and effective November 1, 2021, we entered into a Consulting Agreement with Lawrence Steinman, M.D., our then Executive Chairman (the “Steinman Consulting Agreement”). Pursuant to the Steinman Consulting Agreement, Dr. Steinman agreed to provide certain consulting services to us, including, but not limited to, participating in defining and setting strategic objectives of the Company; actively seeking out acquisition and merger candidates; and having primary scientific responsibility for our α7nAChR platform (collectively, the “Steinman Services”). The initial term of the agreement was for one year (the “Initial Term”); provided that the agreement automatically extends for additional one year periods after the Initial Term (each an “Automatic Renewal Term” and the Initial Term together with all Automatic Renewal Terms, if any, the “Term”), subject to the Renewal Requirements (described below), in the event that neither party provided the other written notice of such party’s intent not to automatically extend the term of the agreement at least 30 days prior to the end of the Initial Term or any Automatic Renewal Term. The Term can only be extended for an Automatic Renewal Term, provided that (i) Dr. Steinman is re-elected to the Board of Directors at our Annual Meeting of Stockholders immediately preceding the date that such Automatic Renewal Term begins; (ii) the Board of Directors affirms his appointment as Co-Chairman for the applicable Automatic Renewal Term (or fails to appoint someone else as Co-Chairman prior to such applicable Automatic Renewal Term) and (iii) Dr. Steinman is continuing in his role of having the responsibility for the scientific development for the Company’s α7nAChR platform (the “Renewal Requirements”). The Steinman Consulting Agreement also expires immediately upon the earlier of: (i) the date upon which Dr. Steinman no longer serves as Co-Chairman and no longer has primary scientific responsibility for our α7nAChR platform; and (ii) any earlier date requested by either (1) us (as evidenced by a vote of a majority of the Board of Directors (excluding Dr. Steinman) at a meeting of the Board of Directors), or (2) Dr. Steinman (as evidenced by written notice from Dr. Steinman to the Board of Directors). Additionally, we may terminate the Steinman Consulting Agreement immediately and without prior notice if Dr. Steinman is unable or refuses to perform the Steinman Services, and either party may terminate the Steinman Consulting Agreement immediately and without prior notice if the other party is in breach of any material provision of the Steinman Consulting Agreement.

We agreed to pay Dr. Steinman $225,000 per year during the Term of the agreement, along with a one-time payment of $43,750, representing the difference between his old compensation and new compensation, dating back to April 1, 2021. Pursuant to the Steinman Consulting Agreement, Dr. Steinman agreed to not compete against us, unless approved in writing by the Board of Directors, during the Term of the agreement, and also agreed to certain customary confidentiality provisions and assignment of inventions requirements. The Steinman Consulting Agreement also has a 12-month non-solicitation prohibition following its termination.

Effective April 27, 2022, the Company and Dr. Steinman entered into an amendment to the Steinman Consulting Agreement, pursuant to which the parties agreed effective March 1, 2022, that Dr. Steinman’s salary would be reduced by $56,250 (25%), and that such reduced amount would be accrued and paid on the Funding Determination Date.

On January 10, 2024, and effective January 1, 2024, the Company entered into a Third Amendment to Consulting Agreement with Lawrence Steinman. Pursuant to the amendment, Dr. Steinman, effective as of January 1, 2024, agreed to a reduction of his base salary set forth in his consulting agreement by 100%, to $0 per year, with the amount of such salary reduction ($18,750 per month or $225,000 per year), accruing monthly in arrears, to be paid on the Funding Date, provided that in the event the Funding Date did not occur prior to March 15, 2025, the amounts accrued would be forgiven in their entirety.

On May 7, 2024, the Company entered into a Fourth Amendment to the Steinman Consulting Agreement with Dr. Steinman, the then Executive Chairman of the Board of Directors (the “Fourth Amendment”). Pursuant to the Fourth Amendment, Dr. Steinman waived and forgave all amounts accrued and owed to him under the Steinman Consulting Agreement through such date, and agreed that compensation payable to him under the Steinman Consulting Agreement moving forward would be $0, provided that as long as Dr. Steinman remained a member of the Board of Directors, he was to receive the same compensation payable to other non-executive members of the Board of Directors.

Mr. Steinman resigned from the Board of Directors effective August 4, 2025, and the Steinman Consulting Agreement terminated on the same date.

Outstanding Equity Awards at Fiscal Year End

The following table shows, for each of our Named Executive Officers, all equity awards that were outstanding as of December 31, 2025.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
McAndrew Rudisill	—	—	—	—	—		—		—
John Saunders	—	—	—	—	—		54,656	(1)	267,814	(2)
Blair Jordan(3)	7/29/2025	390,899	—	29.20	7/29/2035		—		—
	8/8/2025	77,104	—	30.10	7/29/2035		—		—
Eric Van Lent(4)	6/17/2025	2,500	—	9.29	6/12/2030	(5)	—		—

(1)	All 54,656 of the shares vested on January 2, 2026, pursuant to the terms of the original grant of such shares.

(2)	Calculated by multiplying the closing market price of the Company’s stock at the end of the last completed fiscal year (December 31, 2025 - $4.90) by the number of shares of stock.

(3)	Mr. Jordan resigned as CEO and as a director of the Company on September 4, 2025.

(4)	Eric Van Lent resigned as Chief Accounting Officer of the Company on January 30, 2026.

(5)	These options were to originally expire three months after the termination of Mr. Van Lent’s services with the Company but were extended by the Board of Directors to have an expiration date of five years from the original grant date, July 12, 2025.

Potential Payments Upon Termination

Pursuant to the Rudisill Employment Agreement, upon termination of the Rudisill Employment Agreement for any reason, the Company must promptly, and no later than 30 days after termination (or sooner if required by law), pay Mr. Rudisill (or his surviving spouse or estate) a lump sum covering any portion of his then current salary due through the termination date and reimbursement of eligible expenses incurred. Additionally, if Mr. Rudisill has been employed for more than 12 months, he will also receive severance payment equal to two times his base salary at the time of termination. In addition, if his employment ends within 36 months of the start date (September 15, 2025), he will receive a payment, payable in stock and/or cash as determined by the Board of Directors, equal to the greater of (a) 1% of the Company’s market capitalization; or (b) 1% of the total enterprise value (market capitalization plus debt, less cash) of the Company, at the time of termination. Payment of these severance benefits is conditioned on Mr. Rudisill executing a general release of claims against the Board of Directors relating to his employment or service with the Company.

The Rudisill Employment Agreement also provides that Mr. Rudisill is entitled to a change of control payment, equal to 2% of the greater of (i) the market capitalization of the Company on the closing date of a Change in Control (as defined above) or (ii) the total enterprise value (defined by the Company’s market capitalization on the closing date of a Change of Control, plus all outstanding debt, less cash). This Change in Control payment may consist of RSUs and/or cash, as determined by the Board of Directors or Compensation Committee.

Director Compensation

The following table sets forth compensation information with respect to our non-employee directors during our fiscal year ended December 31, 2025 (director compensation paid to our employee directors, if any, is included in the Summary Compensation Table, above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
Ryan Smith	$299,167	$—	$14,604,973	$—	$14,904,140
Andrew Suckling(1)	$121,944	$—	$—	$—	$121,944
Crystal Heter(2)	$121,944	$—	$—	$—	$121,944
Jason New(3)	$63,611	$—	$—	$18,322,540	$63,611
Angela Dalton(4)	$—	$—	$—	$—	$—
Michael Edwards(5)	$—	$—	$—	$—	$—
Jay Goodman(6)	$95,583	$83,200	$—	$54,000	$232,783
Stephen H. Shoemaker(7)	$184,167	$189,821	$3,529,966	$—	$3,903,954
Lawrence Steinman(8)	$47,667	$124,967	$97,956	$—	$270,590

*	The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)	Appointed as a member of the Board of Directors on July 31, 2025.

(2)	Appointed as a member of the Board of Directors on July 31, 2025.

(3)	Appointed as a member of the Board of Directors on October 7, 2025. In connection with the Strategic Advisor Agreement entered into between the Company and New Island Advisors LLC, of which Mr. New is the founder and managing partner, and therefore deemed to beneficially own the securities held by such entity, warrants to purchase (i) 480,787 shares of common stock at an exercise price of $27.75 per share and (ii) 95,700 shares of common stock at an exercise price of $34.45 per share, were granted to Mr. New. The grant date fair value of such warrants were computed in accordance with FASB ASC718 and do not correspond to the actual amount that will be realized upon exercise.

(4)	Appointed as a member of the Board of Directors on December 19, 2025.

(5)	Appointed as a member of the Board of Directors on December 19, 2025.

(6)	Resigned from the Board of Directors effective July 13, 2025.

(7)	Resigned from the Board of Directors effective September 15, 2025.

(8)	Resigned from the Board of Directors effective August 4, 2025.
(9)

Does not include the value of 88,750 shares of restricted common stock originally granted to Mr. Smith on November 12, 2025, which were rescinded by the Board of Directors, with the approval of Mr. Smith, effective as of the date of grant, on December 1, 2025. As of December 31, 2025, Mr. Smith held 493,502 options awards.

(10)

Does not include the value of 64,974 shares of restricted common stock originally granted to Mr. Suckling on November 12, 2025, which were rescinded by the Board of Directors, with the approval of Mr. Suckling, effective as of the date of grant, on December 1, 2025.

(11)

Does not include the value of 64,974 shares of restricted common stock originally granted to Ms. Heter on November 12, 2025, which were rescinded by the Board of Directors, with the approval of Ms. Heter, effective as of the date of grant, on December 1, 2025.

(12)	Does not include the value of 95,500 shares of restricted common stock originally granted to Mr. New on November 12, 2025, which were rescinded by the Board of Directors, with the approval of Mr. New, effective as of the date of grant, on December 1, 2025.

In connection with the appointment of each of the members of the Board of Directors discussed above, the Company entered into an offer letter with such director, which provides for compensation for services as a non-employee director consistent with the compensation generally provided to our other non-employee directors.

Board of Directors Fees

Effective May 7, 2024, the Board of Directors set the compensation payable to non-executive members of the Board of Directors for services on the Board of Directors, at (a) $50,000 per year for service on the Board of Directors and (b) $15,000 for each Chairperson of a committee of the Board of Directors (provided that only one additional $15,000 payment shall be made even if the director serves as Chairperson for multiple committees).

On February 4, 2025, the Board of Directors appointed independent director Ryan Smith, as Lead Independent Director of the Company, and agreed to pay Mr. Smith an additional $20,000 per year for his services in such role.

On November 12, 2025, the Board of Directors, after recommendation by the Compensation Committee of the Board of Directors, approved an increase in the yearly compensation payable to non-employee members of the Board of Directors from $350,000 to $450,000 per year.

Compensation Committee Interlocks and Insider Participation

As described above, the current members of the Compensation Committee are independent members of our Board of Directors. No member of the Compensation Committee is an employee or a former employee of the Company. During fiscal 2025, none of our executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity whose executive officer served on our Compensation Committee. Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our CEO and CFO. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 7, 2023, the Board of Directors approved the adoption of a Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

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

A copy of the Company’s Clawback Policy is filed as Exhibit 97.1 to this Report.

Policy on Timing of Certain Award Grants

We do not grant stock options in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. In the event material nonpublic information becomes known to the Board of Directors or Compensation Committee before granting stock options, the Board of Directors or Compensation Committee (as applicable) will consider such information and use its business judgment to determine whether to delay the option grant to avoid any appearance of impropriety.

The following table sets forth information regarding stock option grants made to the named executive officers during fiscal year 2025 within the period commencing four business days prior to or the one business day following the filing by the Company of a Form 10-K, 10-Q or a Form 8-K that discloses material non-public information as required under Item 402(x) of Regulation S-K.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($)	Grant Date Fair Value of the Award	Percentage Change In The Closing Market Price Of The Securities Underlying The Award Between The Trading Day Ending Immediately Prior To The Disclosure Of Material Nonpublic Information And The Trading Day Beginning Immediately Following The Disclosure Of Material Nonpublic Information
Blair Jordan	6/17/2025	41,000	$9.29	$365,110	(7)%
Eric Van Lent	6/17/2025	2,500	$9.29	$22,263	(7)%
Blair Jordan	7/29/2025	390,899	$29.20	$12,151,798	2%
Blair Jordan	8/8/2025	77,104	$30.10	$2,226,094	241%

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Certain Beneficial Owners and Management

The following table contains information regarding the beneficial ownership of our voting stock as of March 2, 2026 (the “Date of Determination”), held by (i) each stockholder known by us to beneficially own more than 5% of the outstanding shares of any class of voting stock; (ii) our directors; (iii) our Named Executive Officers; and (iv) all current directors and executive officers as a group. Except where noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them. Unless otherwise noted, the address of each person listed below is c/o Forum Markets, Incorporated, 2875 South Ocean Blvd, Suite 200, Palm Beach, Florida 33480.

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

Beneficial Owner	Number of Common Stock Shares Beneficially Owned		Percent of Common Stock**
McAndrew Rudisill	633,090	(1)	3.0%
John Saunders	85,865		*
Ryan Smith	493,502	(2)	2.4%
Angela Dalton	-		-
Michael Edwards	-		-
Jason New	633,090	(3)	3.0%
Andrew Suckling	-		-
Crystal Heter	-		-
Blair Jordan	468,002	(4)	2.3%
Eric R. Van Lent	2,500	(5)	*
All officers and directors as a group (8 persons)	3,582,228		17.7%
5% Stockholders
Zippy, Inc.	1,333,332	(6)	6.6%
Pemble Brian James	1,334,538	(7)	6.6%
Electric Capital Partners Frontier Master Fund, LP	1,375,956	(8)	6.8%
Cyber Citadel	2,080,389	(9)	9.9%

*	Less than one percent.

**	Percentages based upon 20,236,065 shares of our common stock issued and outstanding at March 2, 2026.

(1)	Includes 3,773 shares of common stock held by each of BER I, LLC, GER I, LLC, and MRR I, LLC, which entities Mr. Rudisill serves as managing partner of, and therefore may be deemed to beneficially own the securities held by such entities. Also includes 45,283 shares of common stock held by Pelagic Capital Advisors LLC, which entity Mr. Rudisill serves as the managing partner and founder of, and therefore may be deemed to beneficially own the securities held by such entity. Also includes warrants to purchase (i) 480,787 shares of common stock of the Company with an exercise price of $27.75 per share and (ii) 95,700 shares of common stock with an exercise price of $34.45 per share, which remain outstanding until exercised, which are held by PCAO LLC, which entity Mr. Rudisill is the managing partner and therefore may be deemed to beneficially own the securities held by such entity.

(2)	Includes options to purchase (i) 25,500 shares of common stock with an exercise price of $9.29 per share, (ii) 390,898 shares of common stock with an exercise price of $29.20 per share and (iii) 77,104 shares of common stock with an exercise price of $30.10 per share, which have an expiration date of June 17, 2035 (or three months from the date of the termination of Mr. Smith’s services with the Company, whichever is shorter), July 29, 2035 and August 8, 2035, respectively.

(3)	Includes warrants to purchase (i) 480,787 shares of common stock at an exercise price of $27.75 per share and (ii) 95,700 shares of common stock at an exercise price of $34.45 per share, held by New Island Advisors LLC, of which Mr. New is the founder and managing partner, and therefore deemed to beneficially own the securities held by such entity. Also includes 56,603 shares of common stock held by New Island Capital LLC, of which Mr. New is the founder and managing partner, and therefore deemed to beneficially own the securities held by such entity.

(4)	Includes options to purchase (i) 390,898 shares of common stock with an exercise price of $29.20 per share and (ii) 77,104 shares of common stock with an exercise price of $30.10 per share, which have an expiration date of July 29, 2035 and August 8, 2035, respectively.

(5)	Includes options to purchase 2,500 shares of common stock with an exercise price of $9.29 per share, which have an expiration date of June 17, 2030.

(6)	Zippy, Inc. is controlled by a six-member board of directors. Actions with respect to voting and disposition of the reported securities are approved by a majority of the board, and no individual director has unilateral authority to approve such actions. The current directors are Ben Halliday, Jordan Bucy, John Bertrand, Wesley Gottesman, Jake Betzel and Wade Peery, who may be deemed to share voting and dispositive power solely by virtue of their positions. Each such individual disclaims beneficial ownership of the reported securities except to the extent of any pecuniary interest therein. Address: 2807 Allen Street, Suite 335, Dallas, Texas 75204.

(7)	All information in this footnote comes from the Schedule 13G (Amendment No. 1) filed by Pemble Brian James, with respect to the securities of the Company owned by Pemble Brian James, on December 1, 2025, and has not been independently verified or confirmed, provided that we have no reason to believe that such information is not complete or accurate or that a statement or amendment should have been filed and was not. Address: 940 Private Rd, Winnetka, IL 60093.

(8)	All information in this footnote comes from the Schedule 13G filed by Electric Capital Partners Frontier Master Fund, LP (“Master Fund”), Electric Capital Partners Frontier Fund GP, LLC (“General Partner”) and Electric Capital Partners, LLC (“Investment Manager”), on October 2, 2025, and has not been independently verified or confirmed, provided that we have no reason to believe that such information is not complete or accurate or that a statement or amendment should have been filed and was not. The business address of the Master Fund is 103 South Church Street, #472 George Town, Cayman Islands KY1-1106. The business address of each of the General Partner and the Investment Manager is 855 El Camino Real, #13A-152, Palo Alto, California 94301. The Master Fund, General Partner and Investment Partner share the voting and dispositive power associated with the 1,375,956 shares of common stock.

(9)	Includes 1,487,389 shares of common stock and pre-funded warrants held by Cyber Citadel that are exercisable at any time for up to 1,555,573 shares of common stock at an exercise price of $0.001 per share, provided that at no time shall the warrants be exercisable when such exercise would result in Cyber Citadel obtaining in excess of 9.99% of the Company’s common stock issued and outstanding following such exercise as determined in accordance with Section 13(d) of the Exchange Act, and Rule 13d-3 promulgated thereunder. All information in this footnote comes from the Schedule 13G filed by Cyber Citadel and Konstantin Lomashuk, on October 1, 2025, and has not been independently verified or confirmed, provided that we have no reason to believe that such information is not complete or accurate or that a statement or amendment should have been filed and was not. The address for the principal business office of Cyber Citadel is: 71 Fort Street, 3rd Floor, George Town, Grand Cayman KY1-1111. The address for the principal business office of Konstantin Lomashuk is: c/o Cyber Citadel, 71 Fort Street, 3rd Floor, George Town, Grand Cayman KY1-1111. Konstantin Lomashuk may be deemed to possess voting and dispositive power of the securities held by Cyber Citadel in his capacity as sole owner of a controlling interest in Cyber Citadel and its affiliates.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2025, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted- average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders(1)	1,154,254	$28.76	1,286,334
Equity compensation plans not approved by stockholders(2)	5,464,336	$28.86	—
Total	6,618,590		1,286,334

(1)	Options granted and awards available for future issuance under the 2020 OIP (defined below), 2025 OIP (defined below), and Option Plans (defined below). See the descriptions of each plan provided below for the number of securities remaining available for future issuance under each plan and the formula for calculating the number of securities available for issuance under the 2025 OIP.

(2)	Includes 4,557,223 shares of common stock issuable upon exercise of Initial Strategic Advisor Warrants which have an exercise price of $27.75 per share and remain outstanding until exercised; and 907,111 shares of common stock issuable upon exercise of Subsequent Strategic Advisor Warrants which have an exercise price of $34.45 per share and remain outstanding until exercised.

2020 Omnibus Incentive Plan

We have reserved 978 shares of our common stock for grant under our 2020 Omnibus Incentive Plan (“2020 OIP”), of which 706 shares are available for future awards as of the date of this filing.

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

Awards under the 2020 OIP may be made in the form of performance awards, restricted stock, RSUs, stock options, which may be either incentive stock options or non-qualified stock options, stock appreciation rights, other stock-based awards and dividend equivalents. Awards are generally non-transferable.

2022 Omnibus Incentive Plan

We reserved 500,000 shares of our common stock for grant under our 2022 Omnibus Incentive Plan, as amended and restated (“2022 OIP”), of which no shares are available for future awards as of the date of this filing, as we determined to not use the 2022 OIP following the adoption of the 2025 OIP, discussed below.

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

Awards under the 2022 OIP may be made in the form of performance awards, restricted stock, RSUs, stock options, which may be either incentive stock options or non-qualified stock options, stock appreciation rights, other stock-based awards and dividend equivalents. Awards are generally non-transferable.

2025 Option Incentive Plan

On June 17, 2025, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, adopted the Company’s 2025 Option Incentive Plan (the “2025 Option Plan”). Notwithstanding such adoption, in accordance with the rules of the Nasdaq Capital Market, following the date of adoption, but prior to the shareholder approval date, (i) no stock options granted thereunder could be exercised, and (ii) if shareholder approval was not received, the 2025 Option Plan was to be unwound, and the outstanding stock options granted thereunder cancelled. Subsequently, on July 24, 2025, the 2025 Option Plan was adopted by the Company’s shareholders.

The 2025 Option Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to the terms of the 2025 Option Plan (including as discussed above and any limitations provided by federal or state securities laws), to receive (i) incentive stock options (to eligible employees only); or (ii) nonqualified stock options. Incentive stock options granted under the 2025 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified (non-statutory stock options) granted under the 2025 Plan are not intended to qualify as incentive stock options under the Code.

A total of 100,000 shares of common stock were reserved for awards under the 2025 Plan, of which 36,900 remain available for future issuance.

2025 Supplemental Option Incentive Plan

On July 29, 2025, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, adopted the Company’s 2025 Supplemental Option Incentive Plan (the “2025 Supplemental Option Plan”). Notwithstanding such adoption, in accordance with the rules of the Nasdaq Capital Market, following the date of adoption, but prior to the shareholder approval date, (i) no stock options granted thereunder could be exercised, and (ii) if shareholder approval was not received, the 2025 Supplemental Option Plan was to be unwound, and the outstanding stock options granted thereunder cancelled. Subsequently, on October 7, 2025, the 2025 Supplemental Option Plan was adopted by the Company’s shareholders.

The 2025 Supplemental Option Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to the terms of the 2025 Supplemental Option Plan (including as discussed above and any limitations provided by federal or state securities laws), to receive (i) incentive stock options (to eligible employees only); or (ii) nonqualified stock options. Incentive stock options granted under the 2025 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified (non-statutory stock options) granted under the 2025 Plan are not intended to qualify as incentive stock options under the Code.

A total of 91,976 shares of common stock were reserved for awards under the 2025 Supplemental Option Plan, of which no shares of common stock remain available for awards.

2025 Second Supplemental Option Incentive Plan

On August 8, 2025, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, adopted the Company’s 2025 Second Supplemental Option Incentive Plan (the “2025 Second Supplemental Option Plan”, and together with the 2025 Option Plan and the 2025 Supplemental Option Plan, the “Option Plans”). Notwithstanding such adoption, in accordance with the rules of the Nasdaq Capital Market, following the date of adoption, but prior to the shareholder approval date, (i) no stock options granted thereunder could be exercised, and (ii) if shareholder approval was not received, the 2025 Second Supplemental Option Plan was to be unwound, and the outstanding stock options granted thereunder cancelled. Subsequently, on October 7, 2025, the 2025 Second Supplemental Option Plan was adopted by the Company’s shareholders.

The 2025 Second Supplemental Option Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to the terms of the 2025 Second Supplemental Option Plan (including as discussed above and any limitations provided by federal or state securities laws), to receive (i) incentive stock options (to eligible employees only); or (ii) nonqualified stock options. Incentive stock options granted under the 2025 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified (non-statutory stock options) granted under the 2025 Plan are not intended to qualify as incentive stock options under the Code.

A total of 919,761 shares of common stock were reserved for awards under the 2025 Second Supplemental Option Plan, of which none remain available for awards.

2025 Omnibus Incentive Plan

We initially reserved 5,000,000 shares of our common stock for grant under our 2025 Omnibus Incentive Plan, as amended and restated (“2025 OIP”).

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, upon approval of the 2025 OIP, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2025 OIP automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2026 and ending on (and including) January 1, 2035, in an amount equal to 10% of the total shares of Company common stock outstanding on the last day of the immediately preceding fiscal year; provided, however, that the Board of Directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. No more than 500,000,000 shares may be awarded under the plan upon exercise of incentive stock options.

The purpose of the 2025 OIP is to promote the interests of the Company and its subsidiaries and its stockholders by (i) attracting and retaining directors, executive officers, employees and consultants of outstanding ability; (ii) motivating such individuals by means of performance-related incentives to achieve the longer-range performance goals of the Company and its subsidiaries; and (iii) enabling such individuals to participate in the long-term growth and financial success of the Company.

Awards under the 2025 OIP may be made in the form of performance awards, restricted stock, RSUs, stock options, which may be either incentive stock options or non-qualified stock options, stock appreciation rights, other stock-based awards and dividend equivalents. Awards are generally non-transferable.

As of December 31, 2025, a total of 126,717 shares were available for issuance under the 2025 OIP, which number increased to 3,168,401 as a result of the automatic increase discussed above on January 1, 2026, which remains the same as of the date of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, there have been no transactions over the last two fiscal years, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of (a) $120,000 or (b) 1% of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than 5% of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Voting Agreements

Woody Voting Agreement

On May 7, 2024, Dr. James N. Woody resigned as CEO of the Company and entered into a Separation and Release Agreement with the Company. Under the Separation Agreement, the Company agreed to (a) pay Dr. Woody $50,000 in cash, less all applicable withholdings and required deductions; (b) issue Dr. Woody 2,500 fully-vested shares of the Company’s common stock; and (c) provide Dr. Woody the right to earn an additional $50,000 in the event we completed a change of control transaction (the “Change of Control Bonus”) within 24 months of the resignation date or we raised at least $5 million within 12 months from the resignation date.

On February 5, 2025, we entered into a First Amendment to Separation and Release Agreement with Dr. Woody (the “First Amendment”). Pursuant to the First Amendment, Dr. Woody and the Company agreed to amend the terms of the May 7, 2024 Separation and Release Agreement, to terminate the Change of Control Bonus and for the Company to instead issue Dr. Woody $60,000 in shares of restricted common stock of the Company (or 4,316 shares of common stock, based on the closing sales price of the Company’s common stock on February 5, 2025, which closing price was $13.90 per share, the “Separation Shares”). The Separation Shares included piggyback registration rights for a resale registration statement relative to the Separation Shares for a period of six (6) months.

The First Amendment also required Dr. Woody to enter into a Voting Agreement with the Company. Pursuant to the Voting Agreement, which was entered into on February 5, 2025, by Dr. Woody, the Company, and Blair Jordan, the Company’s then CEO, solely for the benefit of the Company, Dr. Woody agreed to vote the Separation Shares as recommended by the Board of Directors, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to February 5, 2026; the date after August 5, 2025, that Dr. Woody has sold all of the Separation Shares; or the date that the Company terminates the Voting Agreement. In order to enforce the terms of the Voting Agreement, and solely for the benefit of the Company, Dr. Woody provided Mr. Jordan (or his assigns) an irrevocable voting proxy to vote the Separation Shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders. The Voting Agreement also provided a restriction on Dr. Woody’s sale or transfer of any of the Separation Shares until August 5, 2025.

Effective September 3, 2025, the Company terminated the Woody Voting Agreement.

Dr. Krauss Voting Agreement

On February 21, 2025, as a required condition to the entry into a Mutual Settlement and General Release Agreement with Dr. Marlene Krauss, the former CEO and director of KBL Merger Corp. IV (“KBL”), the Company’s predecessor, and KBL IV Sponsor, LLC, the Company’s former sponsor, the Company, Mr. Jordan and Dr. Krauss, entered into a Voting Agreement, whereby Dr. Krauss agreed to vote a total of 20,000 shares of the Company’s common stock, as recommended by the Board of Directors, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to August 21, 2025. In order to enforce the terms of the Voting Agreement, Dr. Krauss provided Mr. Jordan (or his assigns), solely for the benefit of the Company, an irrevocable voting proxy to vote the 20,000 shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders. As a result of the irrevocable voting proxy, Mr. Jordan may be deemed to beneficially own the 20,000 shares of common stock of the Company held by Dr. Krauss.

Elray Voting Agreement

In connection with the Elray Settlement Agreement, discussed in greater detail below under “Elray and Luxor Settlement Agreement”, Elray Resources, Inc. (“Elray”) was required to enter into a Voting Agreement with the Company. Pursuant to the Voting Agreement, which was entered into on April 28, 2025, by Elray, the Company, and Mr. Jordan, the Company’s CEO at such time, solely for the benefit of the Company, Elray agreed to vote any Elray Shares (as defined below) which it continued to hold, as recommended by the Board of Directors, at any meeting of stockholders or via any written consent of stockholders, which may occur prior to April 28, 2026. In order to enforce the terms of the Voting Agreement, and solely for the benefit of the Company, Elray provided Mr. Jordan (or his assigns) an irrevocable voting proxy to vote the Elray Shares pursuant to the guidelines set forth above at any meeting of stockholders or via any written consent of stockholders. On July 27, 2025, Elray exercised its warrants to purchase 300,000 shares of common stock with an exercise price of $1.68 per share on a cashless basis and was issued a net of 1,320,000 shares of common stock (the “Elray Shares”), after surrendering 168,000 warrant shares to the Company for cancellation in order to pay the aggregate exercise price in connection therewith, based on a fair market value of common stock on July 27, 2025, of $30.00 per share. The Elray Shares were issued on July 28, 2025. The Elray Shares were repurchased and subsequently were cancelled on August 28, 2025. In connection with the cancellation of the Elray Shares, Mr. Jordan’s voting proxy for the Elray Shares terminated on August 28, 2025.

Except for the limited right to vote such shares pursuant to the Voting Agreements, Mr. Jordan had no dispositive control over the shares, nor any pecuniary interest therein.

Conversion of Series B Convertible Preferred Stock

On March 27, 2025, Elray Resources, Inc., the sole holder of the Series B Convertible Preferred Stock of the Company, and then a greater than 5% stockholder, converted all 1,000,000 outstanding shares of Series B Convertible Preferred Stock of the Company which it then held into 131,800 shares of common stock (0.1318 shares of common stock for each share of Series B Convertible Preferred Stock converted), in accordance with the terms of such preferred stock and the optional conversion right set forth therein.

Elray and Luxor Settlement Agreement

On April 28, 2025, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Elray, a then greater than 5% stockholder, and Luxor Capital, LLC (“Luxor”). Elray and Luxor are both controlled by Anthony Brian Goodman, the father of our former director, Jay Goodman. The Settlement Agreement and related arrangements discussed below resolved certain disputes which had arisen between the parties relating to among other things, certain potential acquisitions.

Pursuant to the Settlement Agreement: (a) the Company agreed to acquire all of the Elray Shares, which were issued in March 2025, upon the conversion of 1,000,000 shares of Series B Convertible Preferred Stock which Elray then held (representing 23.1% of the Company’s then outstanding shares of common stock), in exchange for an aggregate settlement payment of $1 million, consisting of (i) $350,000 payable to Elray within five business days of the Settlement Agreement (the “Elray Payment”) (which payment has been made) and (ii) $650,000 payable to Luxor (“Luxor Payment”) (which payment has been made). Amounts due to Luxor were to be payable by way of 20% of the proceeds raised by the Company in future capital raises until paid in full; and (b) the Company, Elray, and Luxor exchanged mutual general releases from claims arising from prior negotiations and agreements, with limited exceptions for obligations under the Settlement Agreement and confidentiality requirements.

In connection with the settlement, Elray agreed to deliver five stock powers authorizing cancellation of the Elray Shares, to be held in escrow and released proportionally at the option of the Company, as settlement payments are made, with all remaining shares canceled once the full amounts of the Elray Payment and Luxor Payment are made. The stock powers are to be released in tranches, with the stock power relating to the initial 461,300 Elray Shares eligible to be released from escrow upon payment of the Elray Payment, and the remaining four stock powers, each providing for the transfer of 21,417 shares, to be released upon the payment by the Company to Luxor of each additional $162,500. On August 28, 2025, the Elray Shares were cancelled.

Luxor also agreed to indemnify the Company against any claims brought by a third party related to certain prior negotiations involving an online casino asset acquisition.

The Settlement Agreement included customary representations and warranties of the parties and confidentiality requirements.

The Settlement Agreement also required Elray to enter into the Voting Agreement with the Company, discussed in greater detail above under “—Elray Voting Agreement.”

The Settlement Agreement had no effect on the Company’s ownership of, or rights associated with, certain source code and intellectual property relating to an online blockchain casino which the Company acquired from Elray in September 2024, nor Elray’s ownership of warrants to purchase 300,000 shares of common stock with an exercise price of $1.68 per share, which were exercised on a cashless basis on July 27, 2025 resulting in the net issuance of 132,000 shares of Company common stock. On August 28, 2025, the Elray Shares were cancelled.

Resignation of Stephen H. Shoemaker

On September 15, 2025, Stephen H. Shoemaker resigned as a member of the Board of Directors. In connection with his resignation, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, approved an extension of the expiration date of options to purchase 16,500 shares of common stock at an exercise price of $9.29 per share, which were previously granted to Mr. Shoemaker, and which, absent such extension, would have expired three months after his resignation, to June 17, 2035, the 10 year anniversary of the grant date of such options.

The Company also entered into a consulting agreement with Mr. Shoemaker on September 15, 2025 (the “Shoemaker Consulting Agreement”). Pursuant to the Shoemaker Consulting Agreement, Mr. Shoemaker agreed to provide consulting services as reasonably requested by the Company during the term of the Shoemaker Consulting Agreement, which is for three months, unless extended by the mutual agreement of the parties. In consideration for providing the services under the Shoemaker Consulting Agreement, the Company agreed to pay Mr. Shoemaker $29,166.66 per month, which is payable by way of the issuance of (a) shares of common stock of the Company equal to $14,583.33, divided by the closing sales price of the Company’s common stock on each monthly anniversary of the effective date of the Shoemaker Consulting Agreement during the term of the Shoemaker Consulting Agreement (or if such date is not a trading day, the last trading day prior to each such applicable date) (collectively, the “Consulting Shares”); and (b) $14,583.33 in cash. The Consulting Shares were issued under and subject to the terms of the Company’s Fourth Amended and Restated 2022 Omnibus Incentive Plan or, if approved by the Company’s stockholders, the Company’s 2025 Omnibus Incentive Plan. The Shoemaker Consulting Agreement contains customary confidentiality and other representations of Mr. Shoemaker.

McAndrew Rudisill Related Entities

On July 29, 2025, and in connection with the launch of the Company’s digital asset treasury strategy, the Company entered into a Strategic Advisor Agreement with each of the Strategic Advisors (the “Strategic Advisor Agreements”). Pursuant to the Strategic Advisor Agreements, the Strategic Advisors agreed to provide the Company advice from time to time regarding the ETH treasury strategy, including on ETH purchase and staking strategies and such other areas as may be mutually determined by the Strategic Advisor and the Company from time to time (the “Services”). In consideration for agreeing to provide the Services, the Company granted on the same day the Initial Strategic Advisors warrants to purchase an aggregate of 4,557,223 shares of the Company’s common stock. The per share exercise price of each Initial Strategic Advisor Warrant is equal to $27.75.

The agreements also provide that in the event the Company consummated a debt offering within sixty (60) days of the closing of the Company’s August 2025 private placement, the Company would grant additional warrants to purchase shares of the Company’s common stock to the Strategic Advisors pursuant to the Strategic Advisor Agreements with an exercise price equal to the greater of (i) the conversion price of such debt offering and (ii) the minimum price required by Nasdaq at the time of execution of any such debt offering plus $0.125.

The Strategic Advisor Agreements include customary restrictions on the use of confidential information, limits of liability of each party, and customary representations and warranties of the parties. The Strategic Advisor Agreements have a term of 30 months, unless otherwise terminated with the mutual agreement of the parties, or by either party, upon the breach of the agreement by the other, and failure to cure within 10 days.

Effective with the closing of the sale of the August 2025 Convertible Notes, on August 8, 2025, we granted additional warrants to purchase an aggregate of 907,111 shares of the Company’s common stock (the “Subsequent Strategic Advisor Warrants” and together with the Initial Strategic Advisor Warrants, the “Strategic Advisor Warrants”). The per share exercise price of each Subsequent Strategic Advisor Warrant is equal to $34.45.

The exercise price and the number of shares of common stock issuable upon exercise of each of the Strategic Advisor Warrants is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The Strategic Advisor Warrants are exercisable any time in cash or by means of a cashless exercise and will not expire until the date the Strategic Advisor Warrants are fully exercised. The Strategic Advisor Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates or anyone acting as a group with such Strategic Advisor) immediately following such exercise would exceed 4.99%; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving prior written notice to the Company (61 days’ notice for increases), but not to any percentage in excess of 19.99%.

PCAO entered into a Strategic Advisor Agreement and received a portion of the Initial Strategic Advisor Warrants to purchase 479,831 shares of common stock of the Company in consideration for strategic advisory services agreed to be rendered. PCAO also received a portion of the Subsequent Strategic Advisor Warrants to purchase 95,700 shares of common stock. McAndrew Rudisill, the CEO and Executive Chairman, is the founder and managing partner of PCAO and is therefore deemed to beneficially own the securities held by such entity.

Pelagic Capital Advisors LLC, of which Mr. Rudisill is the managing partner and founder, and three beneficiary partnerships which he advises, and therefore deemed to beneficially own the securities held by such entity, purchased 566,037 shares of common stock of the Company in the August 2025 private placement.

Registration Rights Agreement

In connection with the August 2025 private placement and the Strategic Advisor Agreements, the purchasers of securities in the Company’s August 2025 private placement, and the Strategic Advisors (collectively, the “Registration Rights Holders”) entered into a Registration Rights Agreement with the Company (the “Registration Rights Agreement”), providing for the registration for resale of the shares of common stock sold pursuant to the August 2025 private placement and upon exercise of certain pre-funded warrants, and the shares of common stock issuable upon exercise of the Strategic Advisor Warrants, pursuant to a registration statement (the “Registration Statement”) required to be filed with the SEC no later than thirty calendar days after the closing date of the private placement, provided that the Company agreed to use commercially reasonable efforts to effect such filing within fifteen calendar days after the closing date. The Registration Statement was timely filed and timely declared effective. The Company has agreed to keep the Registration Statement continuously effective from the date on which the SEC declares the Registration Statement to be effective until (i) the date on which such Registration Rights Holders shall have resold all the registrable securities covered thereby; and (ii) the date on which the registrable securities may be resold by each Registration Rights Holder without registration and without regard to any volume, holding period or manner-of-sale limitations by reason of Rule 144 of the Securities Act, without the requirement for the Company to be in compliance with the current public information requirement under Rule 144 under the Securities Act or any other rule of similar effect.

The Company has granted the Registration Rights Holders customary indemnification rights in connection with the Registration Rights Agreement. The Registration Rights Holders have also granted the Company customary indemnification rights in connection with the Registration Rights Agreement.

Convertible Promissory Notes

On August 8, 2025, the Company entered into a Securities Purchase Agreement with investment funds managed by Hudson Bay PH XXII, LLC and Hudson Bay Special Opportunities Master Fund D, LP (“Hudson Bay”), under which the Company sold and issued to the Investor the August 2025 Convertible Notes in an aggregate principal amount of $156,250,000, and on September 22, 2025, the Company entered into an Amendment and Waiver Agreement with the Investor (the “Amendment Agreement”), pursuant to which, among other things, the Company sold the Investor the September 2025 Convertible Notes in the aggregate principal amount of $360 million. The Convertible Notes were secured by an aggregate of approximately $509,090,000 in cash (the “Cash Collateral”) and 11,374.893513 of ETH having a value at the time of entry into the September 2025 Convertible Notes of approximately $37,789,000 as of December 9, 2025 (the “ETH Collateral”). Both the Cash Collateral and the ETH Collateral are held in restricted accounts in accordance with the agreements with the Investor. The Investor was, at the time of the stockholder approval of the issuance of shares of common stock upon conversion of the August 2025 Convertible Note, October 7, 2025, a greater than 5% stockholder of the Company.

On December 9, 2025, the Company entered into a Note Mandatory Redemption Agreement (the “Redemption Agreement”) with the Investor, pursuant to which we agreed to repurchase and redeem the Convertible Notes for a purchase price equal to 117% of the aggregate outstanding principal amount of the Convertible Notes (approximately $516,148,000 as of December 9, 2025) plus accrued and unpaid interest, late charges (if any), and any other amounts (if any) owed by the Company to the Investor pursuant to the agreements governing the Convertible Notes as of the payoff date (the “Purchase Price”), with any portion of the Purchase Price that is not fully covered by the Cash Collateral, if any, being payable on or before December 24, 2025 and the balance of the Purchase Price being payable on or before December 30, 2025.

On December 30, 2025, pursuant to the terms of the Redemption Agreement, the Company redeemed all of the Convertible Notes, at a redemption price equal to 117% of the principal amount of such Convertible Notes, plus accrued and unpaid interest to, but excluding, the redemption date. The total amount of principal, accrued interest, and premium paid was $516,148,000, $1,766,605, and $87,745,160, respectively.

Transactions with Zippy

On December 9, 2025, the Company entered into the Zippy Stock Purchase Agreement pursuant to which we sold shares of our common stock to Zippy and Zippy became a greater than 5% stockholder. For additional information regarding our transactions with Zippy, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Zippy Purchase Agreement,” “—Zippy Manufactured Home Loan Portfolio Acquisition,” “—Zippy Master Loan Purchasing Agreement, Master Loan Servicing Agreement and Initial Purchase Commitment” and “—Zippy Side Letter.”

Asset Management Agreement

On August 4, 2025, the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with Electric Treasury Edge, LLC (the “Asset Manager”). The Asset Manager is an affiliate of Electric Capital Partners Frontier Master Fund, LP, a beneficial owner of more than 5% of our common stock. Pursuant to the Asset Management Agreement, the Asset Manager provides discretionary investment management services with respect to certain of the Company’s assets. The custodians under the Asset Management Agreement will consist of cryptocurrency wallet providers mutually acceptable to the Company and the Asset Manager.

The Company shall pay the Asset Manager a monthly asset-based fee (the “Asset-based Fee”) equal to 2% per annum of the average daily net asset value of the account assets under management, payable in advance on the first business day of each calendar month; provided, however, that the minimum Asset-based Fee to be paid to the Asset Manager shall be $2.0 million per year.

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

The Asset Management Agreement is described in further detail in Note 14 – Commitments and Contingencies to our Consolidated Financial Statements included in this Report.

Accounts Payable - Related Parties

As of December 31, 2025 and 2024, accounts payable to related parties were $0.02 million and $0.05 million respectively. These primarily relate to amounts due to certain officers and directors for deferred compensation and reimbursable expenses.

Other Related Party Transactions

During the year ended December 31, 2025, the Company entered into additional transactions with related parties, including settlement agreements, consulting and separation arrangements, and equity-based compensation awards involving officers, directors, or entities affiliated with such individuals. These transactions are described in further detail in Note 14 – Commitments and Contingencies and Note 16 – Stockholders’ (Deficit) Equity to our Consolidated Financial Statements included in this Report.

Prior Related Party Litigation

Litigation with Dr. Krauss

On September 1, 2021, the Company initiated legal action in the Chancery Court of Delaware against Dr. Marlene Krauss, the former CEO and director of KBL, the Company’s predecessor, and two affiliated companies, KBL IV Sponsor, LLC and KBL Healthcare Management, Inc. (collectively, the “KBL Affiliates”) for, among other things, engaging in unauthorized monetary transfers of the Company’s assets, non-disclosure of financial liabilities within the Company’s Consolidated Financial Statements, issuing shares of stock without proper authorization; and improperly allowing stockholder redemptions to take place. The Company’s complaint alleged multiple causes of action against Dr. Krauss and/or the KBL Affiliates, and sought compensatory damages in excess of $11,286,570, together with interest, attorneys’ fees and costs.

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

On October 5, 2021, Dr. Krauss and the KBL Affiliates filed an Answer, Counterclaims and Third-Party Complaint against the Company and twelve individuals who were directors and/or officers of the Company, i.e., Marc Feldmann, Lawrence Steinman, James N. Woody, Teresa DeLuca, Frank Knuettel II, Pamela Marrone, Lawrence Gold, Donald A. McGovern, Jr., Russell T. Ray, Richard W. Barker, Shoshana Shendelman and Ozan Pamir (collectively, the “Third-Party Defendants”).  On November 15, 2021, Dr. Krauss filed a Motion for Summary Adjudication as to certain of the issues in the case, which was opposed by the Company.

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

In 2022 and 2023, we made payments in the aggregate amount of $2,566,850 and $1,115,254, respectively, to our former CEO, Dr. Marlene Krauss, a then greater than 5% stockholder, in settlement of certain claims by Dr. Krauss for the advancement of expenses incurred by Dr. Krauss in certain pending legal matters to which Dr. Krauss, pursuant to our organizational documents and Delaware law, was determined to be owed indemnification for.

On June 25, 2024, Dr. Krauss filed a Motion for partial summary judgment on her claim that the Company failed to register her shares.

On February 21, 2025, we entered into a Mutual Settlement and General Release Agreement with Dr. Krauss and KBL IV Sponsor, LLC (“KBL Sponsor”) (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to (1) pay $50,000 within twenty days from February 21, 2025 (the “Cash Payment”), which amount was timely paid, and (2) issue 20,000 shares of restricted common stock within three business days (the “Krauss Shares”), which shares were timely issued. The Krauss Shares include piggyback registration rights for a resale registration statement relative to the Krauss Shares for a period of six (6) months.

The Settlement Agreement also required Dr. Krauss to enter into a Voting Agreement with the Company, which is discussed in greater detail above under “—Dr. Krauss Voting Agreement.”

The Settlement Agreement required Dr. Krauss to file a dismissal of her court actions within 10 days after receipt of the Cash Payment and that the Company, Dr. Krauss and KBL Sponsor dismiss all of their claims against one another with prejudice, each of which requirements have occurred to date.

Litigation with Tyche Capital LLC

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

On June 30, 2024, the Company entered into a written Settlement Agreement with Tyche and Ronald Bauer and Samantha Bauer to fully resolve this action with Tyche and the Bauer action referenced below. The Settlement Agreement has been fully signed, and the parties have performed the following terms: forgiveness of loans to the Company by the Bauer Defendants, exoneration of the Company’s $50,000 bond in the Tyche action, complete mutual releases of all claims and counterclaims in both actions, and dismissal of both the Tyche action and the Bauer action in their entireties. As a result of forgiveness of loans payable to the Bauer Defendants totaling $81,720, and accrued interest of $25,171, as well as release of the Company’s $50,000 bond, the Company recognized a gain of $156,891 during the three months ended June 30, 2024. Pursuant to the Settlement Agreement the Company cancelled 238 shares of common stock previously held by Tyche on January 30, 2025. In addition, Ronald Bauer and Samantha Bauer agreed to indemnify the Company and its subsidiaries from any collection attempts, actions or proceedings brought by Cambridge Capital Ltd. (“Cambridge”) and Park Lane Capital, Ltd. (“Park Lane”). Cambridge and Park Lane have made certain loans to the Company or its subsidiaries in the aggregate amount of approximately $130,000. In August 2025, the Company paid an aggregate of $265,295 in principal and interest to retire all outstanding loans and claims with Cambridge and Park Lane.

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

Declaratory Relief Action Against the Company by AmTrust International

On June 29, 2022, AmTrust, which was the premerger directors’ and officers’ insurance policy underwriter for KBL, filed a declaratory relief action against the Company in the U.S. District Court for the Northern District of California (the “Declaratory Relief Action”) seeking a declaration that AmTrust is not obligated to reimburse the Company for fees advanced by the Company to Dr. Krauss and George Hornig under the directors’ and officers’ insurance policy.

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

On, and effective April 6, 2025 (the “Effective Date”), the Company entered into a Confidential AmTrust Settlement Agreement and Release (the “AmTrust Settlement Agreement”) with AmTrust, and its wholly-owned subsidiary, AmTrust Financial Services, Inc. (“AFSI”). Pursuant to the AmTrust Settlement Agreement, the Company and AmTrust agreed to resolve the ongoing litigation and disputes discussed above, relating to the Company’s pre-merger directors’ and officers’ insurance policy (the “Coverage Action”).

Pursuant to the terms of the AmTrust Settlement Agreement, the Company agreed to (i) pay AmTrust a cash payment of $250,000 (the “Settlement Sum”) within 20 days of the Effective Date, and (ii) issue AFSI 50,970 shares of the Company’s common stock (the “AmTrust Settlement Shares”), within three business days of the Effective Date, which have been issued to date. The AmTrust Settlement Shares were valued at $575,000 (the “Shares Value”), based on the volume-weighted average price of the Company’s common stock over the 30 trading days preceding the Effective Date and are subject to customary anti-dilution protections, including adjustments for stock splits, combinations, and stock dividends.

Within 10 days after delivery of both the Settlement Sum and the AmTrust Settlement Shares, the parties have agreed to file a joint stipulation of dismissal with prejudice of the Coverage Action.

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

In connection with the issuance of the AmTrust Settlement Shares and pursuant to the AmTrust Settlement Agreement, the Company agreed to provide AFSI with certain registration rights. Specifically, the Company is obligated to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC within 45 days of the Effective Date (i.e., prior to May 21, 2025) to register the resale of the AmTrust Settlement Shares (the “Resale Registration Statement”). The Company has further agreed to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective within 60 days following the Effective Date, or, in the event of SEC notice that the Registration Statement will not be reviewed, by the third business day thereafter. The filing and effectiveness deadlines were met by the Company.

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

Director Independence

In evaluating the independence of each of our directors and director nominees, the Board of Directors considers transactions and relationships between each director or nominee, or any member of his or her immediate family, and the Company and its subsidiaries and affiliates. The Board of Directors also examines transactions and relationships between directors and director nominees or their known affiliates and members of the Company’s senior management and their known affiliates. The purpose of this review is to determine whether any such relationships or transactions are inconsistent with a determination that the director is independent under applicable laws and regulations and Nasdaq listing standards.

Our Board of Directors has affirmatively determined that Ryan Smith, Andrew Suckling, Crystal Heter, Jason New, Angela Dalton and Michael Edwards are each an independent director as defined under the Nasdaq rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act, and have no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Furthermore, the Board of Directors has determined that each of the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent within the meaning of Nasdaq director independence standards applicable to members of such committees, as currently in effect.

The Compensation Committee members also qualify as “non-employee directors” within the meaning of Section 16 of the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Principal Accounting Fees and Services

Our independent public accounting firm for the years ended December 31, 2025 and 2024 was M&K CPAS, PLLC (Auditor Firm ID: 2738) (“M&K CPAs”).

The following is a summary of fees paid or to be paid for audit, tax and related fees for services rendered by M&K CPAS, during the periods indicated:

	For the Fiscal Year Ended December 31,
	2025	2024

Audit Fees	$215,000	$173,500
Audit-Related Fees	0	—
Tax Fees	12,000	12,000
All Other Fees	0	—
Total	$227,000	$185,500

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and services that are normally provided by M&K CPAs in connection with regulatory filings, including for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the applicable years. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

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

All Other Fees. Includes fees not included under “Audit Fees,” “Audit-Related Fees” and “Tax Fees.”

Audit Committee Policy for Pre-approval of Independent Registered Public Accounting Firm Services

The Audit Committee of the Board of Directors is required to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The Audit Committee has established a policy regarding pre-approval of permissible audit, audit-related, and other services provided by the independent registered public accounting firm, which services are periodically reviewed and revised by the Audit Committee. Unless a type of service has received general pre-approval under the policy, the service will require specific approval by the Audit Committee. All audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2025 and 2024 were approved by the Audit Committee consistent with the policy described above.

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements

See the index to the Consolidated Financial Statements which appear on page F-1 of this report.

(2)	Financial Statement schedules

All financial statement schedules have been omitted here because they are not required, not applicable or the information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBIT INDEX

No.	Description
2.1£	Purchase and Subscription Agreement dated October 22, 2025, by and between the Company and Satschel, Inc. (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2025 and incorporated by reference herein).
2.2£	Purchase and Subscription Agreement dated December 1, 2025, by and between the Company and Karus, Inc. (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on December 3, 2025 and incorporated by reference herein).
2.3£#	Series B-3 Preferred Stock Purchase Agreement dated December 9, 2025, by and between the Company and Zippy, Inc. (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on December 10, 2025 and incorporated by reference herein).
2.4£#	Engine Sale and Purchase Agreement dated January 12, 2026, by and between Avean Engine Solutions, LLC, as seller, and ETHZilla Aerospace LLC, as buyer (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on January 23, 2026 and incorporated by reference herein).
2.5£	Loan Purchase Agreement dated January 30, 2026, by and between ETHZilla Modular Mortgage LLC and Zippy Manufactured Home Credit Fund I L.P. (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on February 5, 2026 and incorporated by reference herein).
2.6*£#	Engine Sale and Purchase Agreement dated March 27, 2026, between Aero Engine Solutions, Inc., as seller, and Eurus Aerospace Token 1 LLC, as buyer.
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2020 and incorporated by reference herein).
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on December 15, 2022 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 16, 2022 and incorporated by reference herein).
3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on February 26, 2024 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2024 and incorporated by reference herein).
3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on July 24, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 24, 2025 and incorporated by reference herein).
3.5	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on August 12, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on August 13, 2025 and incorporated by reference herein).
3.6	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on October 8, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 8, 2025 and incorporated by reference herein).

3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 15, 2025 and incorporated by reference herein).
3.8	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on February 24, 2026 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 26, 2026 and incorporated by reference herein).
3.9*	Fourth Amended and Restated Bylaws of the Company, effective as of February 11, 2026.
3.10	Certificate of Designations of the Company Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2024 and incorporated by reference herein).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
4.2	Form of Pre-Funded Warrant to Purchase Common Stock of the Company (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on July 30, 2025 and incorporated by reference herein).
4.3	Form of Strategic Advisor Warrant to Purchase Common Stock of the Company (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 5, 2025 and incorporated by reference herein).
4.4	Form of Subsequent Strategic Advisor Warrant to Purchase Common Stock of the Company (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 11, 2025 and incorporated by reference herein).
4.5	Form of Convertible Debenture (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 11, 2025 and incorporated by reference herein).
4.6	Form of Convertible Debenture dated September 23, 2025 (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 and incorporated by reference herein).
10.1	Form of Company Indemnity Agreement (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on May 9, 2024 and incorporated by reference herein).
10.2+	Company 2020 Omnibus Incentive Plan (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 12, 2020 and incorporated by reference herein).
10.3+	Form of Stock Option Agreement (Independent Directors August 2021 Grants) (filed as Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed on August 16, 2021 and incorporated by reference herein).
10.4+	Form of Stock Option Agreement Company 2020 Omnibus Incentive Plan (filed as Exhibit 4.2 to the registrant’s Form S-8 filed on September 30, 2021 and incorporated by reference herein).
10.5+	Form of Restricted Stock Grant Agreement and Stock Option Agreement Company 2020 Omnibus Incentive Plan (filed as Exhibit 4.3 to the registrant’s Form S-8 filed on September 30, 2021 and incorporated by reference herein).
10.6+	Company 2022 Omnibus Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 14, 2022 and incorporated by reference herein).
10.7	Third Amendment to Consulting Agreement dated December 28, 2022, by and among the Company, a subsidiary of the Company and Prof. Jagdeep Nanchahal (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 29, 2022 and incorporated by reference herein).
10.8+	First Amended and Restated Company 2022 Omnibus Incentive Plan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated by reference herein).
10.9+	Form of Stock Option Agreement (2022 Omnibus Incentive Plan) (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 7, 2023 and incorporated by reference herein).
10.10+	Offer Letter dated February 24, 2024, by and between the Company and Blair Jordan (director) (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 29, 2024 and incorporated by reference herein).

10.11+	Offer Letter dated March 5, 2024, by and between the Company and Ryan L. Smith (director) (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 11, 2024 and incorporated by reference herein).
10.12+	Second Amended and Restated Company 2022 Omnibus Incentive Plan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 16, 2024 and incorporated by reference herein).
10.13	Form of Warrant Inducement Agreement, by and between the Company and Holder dated October 16, 2024 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2024 and incorporated by reference herein).
10.14	Financial Advisory Agreement dated October 16, 2024, by and between A.G.P./Alliance Global Partners and the Company (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 16, 2024 and incorporated by reference herein).
10.15£	Form of Securities Purchase Agreement dated December 27, 2024, by and between the Company and the purchasers set forth therein (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 30, 2024 and incorporated by reference herein).
10.16+	Third Amendment to Company 2022 Omnibus Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 31, 2024 and incorporated by reference herein).
10.17+	Third Amended and Restated Company 2022 Omnibus Incentive Plan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 31, 2024 and incorporated by reference herein).
10.18	Executive Consulting Agreement dated February 15, 2025, by and between the Company, Eric Van Lent and EVL Consulting, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 21, 2025 and incorporated by reference herein).
10.19	Executive Consulting Agreement dated February 21, 2025, by and between the Company, Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 21, 2025 and incorporated by reference herein).
10.20+	Form of Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (February 2025 Officer and Director Grants) (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 21, 2025 and incorporated by reference herein).
10.21+	Company 2025 Option Incentive Plan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 18, 2025 and incorporated by reference herein).
10.22+	2025 Option Incentive Plan – Form of Stock Option Agreement (June 2025 Awards) (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 18, 2025 and incorporated by reference herein).
10.23+	2022 Omnibus Incentive Plan – Form of Notice of Restricted Stock Grant and Restricted Stock Grant Agreement – (June 2025 Awards) (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on June 18, 2025 and incorporated by reference herein).
10.24	Amended and Restated Executive Consulting Agreement dated June 17, 2025, by and between the Company, Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on June 18, 2025 and incorporated by reference herein).
10.25	First Amendment to Executive Consulting Agreement dated July 12, 2025, by and between the Company, Eric Van Lent and EVL Consulting, LLC (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on July 14, 2025 and incorporated by reference herein).
10.26+	Fourth Amendment to Company 2022 Omnibus Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 24, 2025 and incorporated by reference herein).
10.27+	Fourth Amended and Restated Company 2022 Omnibus Incentive Plan (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 24, 2025 and incorporated by reference herein).
10.28	First Amendment to Securities Purchase Agreement dated July 28, 2025, by and between the Company and the purchasers set forth therein (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on July 30, 2025 and incorporated by reference herein).
10.29	First Amendment to the Securities Purchase Agreement dated July 28, 2025, by and between the Company and the purchasers set forth therein (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on July 30, 2025 and incorporated by reference herein).

10.30£#	Form of Securities Purchase Agreement dated July 29, 2025, by and between the Company and the purchasers set forth therein (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 30, 2025 and incorporated by reference herein).
10.31	Form of Registration Rights Agreement dated July 29, 2025, by and between the Company and the other parties thereto (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 30, 2025 and incorporated by reference herein).
10.32+	Form of Strategic Advisor Agreement dated July 29, 2025, by and between the Company and the other parties thereto (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 30, 2025 and incorporated by reference herein).
10.33+	Company 2025 Supplemental Option Incentive Plan (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on July 30, 2025 and incorporated by reference herein).
10.34+	2025 Supplemental Option Incentive Plan – Form of Stock Option Agreement (July 2025 Awards) (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on July 30, 2025 and incorporated by reference herein).
10.35	First Amendment to Amended and Restated Executive Consulting Agreement dated July 29, 2025, by and between the Company, Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on July 30, 2025 and incorporated by reference herein).
10.36+	Offer Letter dated July 21, 2025, by and between the Company and McAndrew Rudisill (filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on July 30, 2025 and incorporated by reference herein).
10.37£#	Asset Management Agreement dated August 4, 2025, by and between the Company and Electric Treasury Edge, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 5, 2025 and incorporated by reference herein).
10.38+	Offer Letter dated July 25, 2025, by and between the Company and Crystal Heter (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on August 5, 2025 and incorporated by reference herein).
10.39+	Offer Letter dated July 26, 2025, by and between the Company and Andrew Suckling (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on August 5, 2025 and incorporated by reference herein).
10.40£#	Form of Securities Purchase Agreement dated July 29, 2025, by and between the Company and the purchasers set forth therein (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on August 5, 2025 and incorporated by reference herein).
10.41	Form of Registration Rights Agreement dated August 4, 2025, by and between the Company and the other parties thereto (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on August 5, 2025 and incorporated by reference herein).
10.42+	Form of Strategic Advisor Agreement dated July 29, 2025, by and between the Company and the other parties thereto (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on August 5, 2025 and incorporated by reference herein).
10.43+	Form of Company 2025 Second Supplemental Option Incentive Plan (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on August 11, 2025 and incorporated by reference herein).
10.44+	2025 Second Supplemental Option Incentive Plan – Form of Stock Option Agreement (August 2025 Awards) (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on August 11, 2025 and incorporated by reference herein).
10.45+	Separation and Release Agreement dated September 4, 2025, by and between the Company, Blair Jordan and Blair Jordan Strategy and Finance Consulting, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 5, 2025 and incorporated by reference herein).
10.46£#	Amended and Restated Asset Management Agreement dated September 5, 2025, by and between the Company and Electric Treasury Edge, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 8, 2025 and incorporated by reference herein).
10.47£#	Physically-Settled Spot and Forward Transaction Agreement, by and between Cumberland DRW LLC and 180 SPV Treasury Vehicle I LLC (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 8, 2025 and incorporated by reference herein).

10.48+	First Amendment to Option Agreement dated September 15, 2025, by and between the Company and Stephen Shoemaker (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 19, 2025 and incorporated by reference herein).
10.49+	Executive Employment Agreement dated September 15, 2025, by and between the Company and McAndrew Rudisill (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 19, 2025 and incorporated by reference herein).
10.50+	Company 2025 Omnibus Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 8, 2025 and incorporated by reference herein).
10.51+	Offer Letter dated August 1, 2025, by and between the Company and John Saunders (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 14, 2025 and incorporated by reference herein).
10.52+	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement (November 2025 Grants) (filed as Exhibit 10.32 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed on November 14, 2025 and incorporated by reference herein).
10.53	Amended and Restated Sales Agreement dated November 14, 2025, by and among the Company, Clear Street LLC and TCBI Securities, Inc., d/b/a Texas Capital Securities (filed as Exhibit 10.34 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed on November 14, 2025 and incorporated by reference herein).
10.54+	Form of Rescission Agreement (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 1, 2025 and incorporated by reference herein).
10.55	Form of Stock Purchase Agreement dated December 1, 2025, by and among the Company and Certain Stockholders of Karus, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 3, 2025 and incorporated by reference herein).
10.56£#	Karus, Inc. Series A Preferred Stock Rights Agreement dated December 1, 2025, by and among Karus, Inc., the Company and Certain Stockholders of Karus, Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 3, 2025 and incorporated by reference herein).
10.57	Form of Stock Purchase Agreement dated December 9, 2025, by and among the Company and Certain Investors and Key Holders of Zippy, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 10, 2025 and incorporated by reference herein).
10.58#	Registration Rights Agreement dated December 9, 2025, by and between the Company and Zippy, Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 10, 2025 and incorporated by reference herein).
10.59£#	Zippy, Inc. Third Amended and Restated Investors’ Rights Agreement dated December 9, 2025, by and among the Company, Zippy, Inc. and Certain Investors and Key Holders of Zippy, Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 10, 2025 and incorporated by reference herein).
10.60£#	Zippy, Inc. Third Amended and Restated Right of First Refusal and Co-Sale Agreement dated December 9, 2025, by and among the Company, Zippy, Inc. and Certain Investors and Key Holders of Zippy, Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 10, 2025 and incorporated by reference herein).
10.61£	Zippy, Inc. Third Amended and Restated Voting Agreement dated December 9, 2025, by and among the Company, Zippy, Inc. and Certain Investors and Key Holders of Zippy, Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on December 10, 2025 and incorporated by reference herein).
10.62£#	Warehouse Facility Agreement dated March 3, 2026, by and between ETHZilla Auto Loans LLC and Anchored Finance, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 13, 2026 and incorporated by reference herein).
10.63£#

Master Loan Purchase Agreement dated March 23, 2026, by and between ETHZilla Modular Mortgage LLC and Zippy Loans, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 27, 2026 and incorporated by reference herein).

10.64£

Master Loan Servicing Agreement dated March 23, 2026, by and between ETHZilla Modular Mortgage LLC and Zippy Loans, LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 27, 2026 and incorporated by reference herein).

10.65£#

Purchase Commitment effective March 23, 2026, by and between Zippy Loans, LLC and ETHZilla Modular Mortgage LLC (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 27, 2026 and incorporated by reference herein).

10.66*	Side Letter Amendment to Series B-3 Preferred Stock Purchase Agreement dated March 25, 2026, by and between the Company and Zippy, Inc.
19.1*	Third Amended and Restated Policy on Insider Trading of the Company.
21.1*	List of Subsidiaries.
23.1*	Consent of M&K CPAs, LLC, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1*	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plans or arrangements.
£	Certain schedules and exhibits (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#	Portions of this exhibit have been redacted in accordance with Item 601(b)(2)(ii) or Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM MARKETS, INCORPORATED

Date: March 31, 2026	/s/ McAndrew Rudisill
	By:	McAndrew Rudisill, Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2026	/s/ John T. Saunders
	By:	John T. Saunders, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ McAndrew Rudisill	Chief Executive Officer and Director	March 31, 2026
McAndrew Rudisill	(Principal Executive Officer)

/s/ John T. Saunders	Chief Financial Officer	March 31, 2026
John T. Saunders	(Principal Financial and Accounting Officer)

/s/ Angela Dalton	Director	March 31, 2026
Angela Dalton

/s/ Michael Edwards	Director	March 31, 2026
Michael Edwards

/s/ Crystal Heter	Director	March 31, 2026
Crystal Heter

/s/ Jason New	Director	March 31, 2026
Jason New

/s/ Ryan L. Smith	Director	March 31, 2026
Ryan L. Smith

/s/ Andrew Suckling	Director	March 31, 2026
Andrew Suckling

FORUM MARKETS INC., FORMERLY ETHZILLA CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Forum Markets, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forum Markets, Incorporated (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for the each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Other Asset - Cryptocurrencies

As discussed in the notes to the consolidated financial statements, the Company holds cryptocurrencies at fair value and participates in liquid staking with third-party, decentralized, protocols that exchange cryptocurrencies for liquid staking tokens that are also held at fair value. The evaluation of audit evidence related to the existence and the Company’s rights to these digital assets required significant auditor judgement and specialized knowledge regarding the nature and extent of procedures necessary to assess control and ownership.

To address this matter, we performed the following procedures:

●	We evaluated the design and operating effectiveness of internal controls over the authorization and safeguarding of digital assets, including those staked with protocols.

●	We verified that the Company retained exclusive control of the private keys necessary to access and transact its digital assets as of December 31, 2025.

●	We independently inspected the Company’s blockchain wallet addresses to confirm the digital assets reflected in the financial records and reconciled recorded balances to actual holdings.

●	We confirmed and analyzed the custodial agreement to substantiate the Company’s legal rights and beneficial ownership of the digital assets as of year-end. We assessed the reliability of audit evidence obtained through direct inquiry of the public blockchain networks.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

March 31, 2026

FORUM MARKETS INC., FORMERLY ETHZILLA CORPORATION

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$8,018	$4,567
Restricted cash equivalents	1,016	-
Prepaid expenses and other current assets	4,514	478
Current assets of discontinued operations	22	97
Total Current Assets	13,570	5,142
Marketable securities	4,411	-
Non-marketable securities	45,718	-
Digital assets	61,587	-
Staking receivables	181,011	-
Other assets of discontinued operations	-	7,622
Total Assets	$306,297	$12,764
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,539	$306
Accounts payable – related parties	17	53
Accrued expenses	6,377	304
Loans payable – current portion	251	1
Collateralized loan – current portion	31,513	-
Current liabilities of discontinued operations	1,232	2,841
Total Current Liabilities	40,929	3,505
Collateralized loan – non current	25,950
Long term liabilities of discontinued operations	-	7
Total Liabilities	66,879	3,512
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class B, Class C and Class K preferred stock)
Class B Convertible Preferred stock liability, $0.001 par value, 0 and 1,000,000 shares authorized, issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Class C Preferred Stock; 1 share authorized, 0 issued and outstanding at December 31, 2025 and December 31, 2024	-	-
Class K Preferred Stock; 1 share authorized, 0 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value; 5,000,000,000 shares authorized; 19,012,231 and 317,705 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	2	-
Additional paid-in capital	834,453	153,692
Accumulated other comprehensive income	(2,993)	(2,917)
Accumulated deficit	(592,044)	(141,523)
Total Stockholders’ Equity	239,418	9,252
Total Liabilities and Stockholders’ Equity	$306,297	$12,764

The accompanying notes are an integral part of these audited Consolidated Financial Statements.

FORUM MARKETS INC., FORMERLY ETHZILLA CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	For the Years Ended
	December 31,
	2025	2024

Revenue:
Revenue	$6,547	$-
Total Revenue	6,547	-

Operating Expenses:
General and administrative	239,997	4,419
Total Operating Expenses	239,997	4,419
Loss From Operations	(233,450)	(4,419)

Other (Expense) Income:
Dividend income	1,231	-
Interest income	4,545	-
Other income	-	1,789
Interest expense	(3,056)	(35)
Change in fair value of convertible debt	(103,892)	-
Change in fair value of available for sale securities	(138)	-
Digital asset gains and losses	(21,147)	-
Change in fair value of long-term receivable derivative	(81,299)	-
Loss on make whole provision	(6,325)	-
Gain on settlement of liabilities	-	53
Total other (expense) income, net	(210,081)	1,807
Loss Before Income Taxes	(443,531)	(2,612)
Income tax expense (benefit)	-	(2)
Net Loss From Continuing Operations	(443,531)	(2,614)
Net Loss From Discontinued Operations	(6,990)	(3,554)
Deemed dividend	-	(8,012)
Net Loss	(450,521)	(14,180)

Other Comprehensive Loss:
Foreign currency translation adjustments	(114)	(16)
Change in fair value of held to maturity securities	38	-
Total other comprehensive income (loss)	(76)	(16)
Total Comprehensive Loss	$(450,597)	$(14,196)

Basic and Diluted Net Loss per Common Share
Continuing operations	$(54.32)	$(28.56)
Discontinued operations	$(0.86)	$(38.83)
Weighted Average Number of Common Shares Outstanding:
Basic	8,164,638	91,537
Diluted	8,164,638	91,537

The accompanying notes are an integral part of these audited Consolidated Financial Statements.

FORUM MARKETS INC., FORMERLY ETHZILLA CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)

	Series B Preferred		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance - January 1, 2024	-	$-	53,476	$-	$130,117	$(2,901)	$(127,343)	(127)
Shares issued from exercise of August 2023 pre-funded warrants	-	-	25,721	-	-	-	-	-
Adjustment related to reverse stock split	-	-	6,085	-	-	-	-	-
Shares issued in connection with December 2024 Offering	-	-	120,000	-	2,573	-	-	2,573
Shares issued from exercise of warrants	-	-	95,007	-	2,798			2,798
Shares issued for settlement of liabilities	-	-	17,416	-	685	-	-	685
Stock based compensation	-	-	-	-	308	-	-	308
Warrants and Series B Convertible Preferred Stock issued for asset acquisition	-	-	-	-	4,849	-	-	4,849
Reclassification of Series B Convertible	1,000,000	-	-	-	4,350	-	-	4,350
Preferred Stock liability
Deemed dividend from warrant inducement	-	-	-	-	8,012	-	(8,012)	-
Comprehensive loss:
Net loss from continuing and discontinued operations	-	-	-	-	-	-	(6,168)	(6,168)
Other comprehensive loss	-	-	-	-	-	(16)		(16)
Balance – December 31, 2024	1,000,000	-	317,705	-	153,692	(2,917)	(141,523)	9,252

Shares issued for cash and warrants, net	-	-	16,974,763	2	475,048	-	-	475,050
Shares issued for settlement of liabilities	-	-	75,288	-	751	-	-	751
Shares issued for non-marketable securities	-	-	2,726,983	-	32,717	-	-	32,717
Stock based compensation	-	-	331,726	-	213,447	-	-	213,447
Exercise of warrants	-	-	504,743	-	5,606	-	-	5,606
Cashless exercise of warrants	-	-	132,000	-	-	-	-	-
Exercise of options	-	-	49,000	-	455	-	-	455
Cancelled shares	-	-	(132,039)	-	(1,000)	-	-	(1,000)
Repurchase of common stock	-	-	(2,099,471)	-	(46,263)	-	-	(46,263)
Adjustment related to reverse stock split	-	-	(267)	-	-	-	-	-
Conversion of Series B Convertible	(1,000,000)	-	131,800	-	-	-	-	-
Preferred Stock
Comprehensive loss:
Net loss from continuing and discontinued operations	-	-	-	-	-	-	(450,521)	(450,521)
Other comprehensive loss	-	-	-	-	-	(76)		(76)
Balance – December 31, 2025	-	$-	19,012,231	$2	$834,453	$(2,993)	$(592,044)	$239,418

The accompanying notes are an integral part of these audited Consolidated Financial Statements.

FORUM MARKETS INC. , FORMERLY ETHZILLA CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024

Cash Flows from Operating Activities
Net loss from continuing operations	$(443,531)	$(2,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	213,447	280
Change in fair value of long-term receivable derivative	81,299	-
Change in fair value of cryptocurrency	21,147	-
Change in fair value of available for sale securities	138	-
Change in fair value of convertible debt	103,892	-
Non-cash staking and incentive revenue	(6,547)	-
Loss on make whole provision	6,325	-
Gain on settlement of liabilities	-	(53)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,314)	1,295
Accounts payable	1,386	(200)
Accounts payable - related parties	(36)	51
Accrued expenses	500	94
Total adjustments	418,237	1,467
Net cash used in operating activities from continuing operations	(25,294)	(1,147)
Net cash used in operating activities from discontinued operations	(758)	(24)
Net cash used in operating activities	(26,052)	(1,171)

Cash Flows from Investing Activities
Purchases of marketable securities	(4,626)	-
Purchases of digital assets	(244,275)	-
Purchase of non-marketable securities	(13,000)	-
Sale of digital asset	134,267	-
Net cash used in investing activities from continuing operations	(127,634)	-
Net used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(127,634)	-

Cash Flows from Financing Activities
Proceeds from sale of December 2024 Offering stock and warrants	-	2,573
Repayment of loans payable	(364)	(1,306)
Repayment of loans payable related parties	(1,000)	-
Treasury stock purchases	(46,263)	-
Proceeds from collateralized loan	50,000	-
Repayment of collateralized loan	(50,000)	-
Proceeds from convertible debt, net	500,001	-
Repayment of convertible debt, net	(603,893)	-
Proceeds from exercise of common stock options	455	-
Proceeds from exercise of common stock warrants	5,606	2,798
Proceeds from shares issued for cash and warrants, net	303,762	-
Net cash provided by financing activities from continuing operations	158,304	4,065
Net cash used in financing activities from discontinued operations	(151)	(33)
Net cash provided by financing activities	158,153	4,032

Net Change in Cash, Cash Equivalents and Restricted Cash Equivalents	4,467	2,861
Cash, cash equivalents and restricted cash equivalents - Beginning of Period	4,567	1,706
Cash, cash equivalents and restricted cash equivalents - End of Period	$9,034	$4,567

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$-	$12

Non Cash Investing and Financing Activities
Shares issued for settlement of liabilities	$751	$685
Prepaid expense financed with notes payable	$722	$778
Loan proceeds received in cryptocurrency	$57,203	$-
Warrants and Series B Convertible Preferred Stock issued for asset acquisition	$-	$7,622
ETH holdings contributed in exchange for common stock	$171,288	$-
Deposits into liquid staking protocols (i.e., staking receivables)	$260,104	$-
Deemed dividend from warrant inducement	$-	$8,012
Shares issued for non-marketable securities	$32,717	$-

The accompanying notes are an integral part of these audited Consolidated Financial Statements.

FORUM MARKETS INC. , FORMERLY ETHZilla CORPORATION

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Forum Markets, Inc. (formerly ETHZilla CORPORATION) (“Forum,” “Forum Markets” or together with its subsidiaries, the “Company”), was a blank check company organized under the laws of the State of Delaware on September 7, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses.

On February 24, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to change the Company’s name from “ETHZilla Corporation” to “Forum Markets, Incorporated”. The Certificate of Amendment became effective at 12:01 a.m. Eastern Standard Time on February 25, 2026, and the only change to the Company’s prior Charter was to change the Company’s name.

Forum Markets is a technology company in the DeFi industry seeking to connect financial institutions, businesses and organizations worldwide by enabling secure, accessible blockchain transactions through Ethereum network protocol implementations. In August 2025, the Company adopted an Ethereum-focused treasury management strategy and has since continued a strategic shift towards implementation of its business plans designed to generate recurring revenues through various DeFi protocols that improve Ethereum network integrity and security. Through the Company’s proprietary protocol implementations, Forum facilitates DeFi transactions and asset digitization across multiple Layer 2 Ethereum networks. The Company also offers tokenization solutions, DeFi protocol integration, blockchain analytics, traditional-to-digital asset conversion gateways and other DeFi services.

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

180 Life Corp. (“180”, f/k/a 180 Life Sciences Corp. and CannBioRx Life Sciences Corp.) is a wholly-owned subsidiary of the Company and was incorporated in the State of Delaware on January 28, 2019. The Company is located in the United States (“U.S.”) and was a medical pharmaceutical company focused upon unmet medical needs in the areas of inflammatory diseases, fibrosis, and chronic pain by employing innovative research and, where appropriate, combination therapies, through 180’s three wholly-owned subsidiaries, 180 Therapeutics L.P. (“180 LP”), CannBioRex Pharmaceuticals Corp. (“CBR Pharma”), and Katexco Pharmaceuticals Corp. (“Katexco”). 180 LP, CBR Pharma and Katexco are together, the “180 Subsidiaries.” Katexco was incorporated on March 7, 2018 and CBR Pharma was incorporated on March 8, 2018, under the provisions of the British Corporation Act of British Columbia. 180 LP was formed as a limited partnership on September 6, 2013, in Delaware. Additionally, 180’s wholly-owned subsidiaries Katexco Callco, ULC, Katexco Purchaseco, ULC, CannBioRex Callco, ULC, and CannBioRex Purchaseco, ULC were formed in the Canadian Province of British Columbia on May 31, 2019 to facilitate the acquisition of Katexco, CBR Pharma and 180 LP. On July 1, 2021, the assets and liabilities of the Canadian companies (Katexco and CBR Pharma) were transferred to their respective subsidiaries, which are Katexco Pharmaceuticals Corp. (“Katexco U.S.”) and CannBioRex Pharma Limited (“CBR Pharma U.K.”). In November, 2025, the Company formed ETHZilla Aerospace, LLC, a Nevada limited liability company.

Historically, the Company had been a clinical stage biotechnology company focused on the development of therapeutics for unmet medical needs in chronic pain, inflammation, fibrosis, and other inflammatory diseases,

On September 29, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Elray Resources, Inc. (“Elray”). Pursuant to the Purchase Agreement, Elray agreed to sell the Company certain source code and intellectual property relating to a “back-end technology platform” (the “Gaming Technology Platform”) which is a key component of creating an online blockchain casino (the “Purchased Assets”). Elray agreed to provide support and assistance to the Company in connection with the building and launching of a fully operational casino utilizing the Purchased Assets.

At the time of the closing of the Purchase Agreement, the Company planned to use this technology platform to establish a blockchain-based business aimed at the global iGaming market. However, during the three months ended September 30, 2025, the Company made a strategic shift in its operations and determined it would no longer pursue the commercialization of its “back-end” gaming platform, which incorporates blockchain technology and cryptocurrency operability, which we acquired in September 2024 (the “Gaming Technology Platform”), and its pharmaceutical research business. As a result, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, the assets and operations relating to the Gaming Technology Platform and the pharmaceutical research business are reflected on the December 31, 2025 and 2024 Consolidated Balance Sheets as “assets or liabilities of discontinued operations” and the results of operations are reflected in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025 and 2024 as “Net loss from discontinued operations”.

In November 2024, the biotechnology related to α7 nicotinic acetylcholine receptor (“α7nAChR”), a research-stage receptor target associated with the Company’s historical pharmaceutical research activities, was returned to Stanford University as part of the Company’s ongoing evaluation of such activities.

In August 2025, the Company made a strategic shift in its operations and determined that it would no longer pursue the commercialization of the gaming technology platform acquired in September 2024 or continue its pharmaceutical research activities. As a result of this decision, the Company ceased all activities related to the Gaming Technology Platform and its pharmaceutical research operations. Management concluded that the exit from these activities represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. Accordingly, the results of the Gaming Technology Platform and pharmaceutical research operations have been classified as discontinued operations for all periods presented. The Company did not retain any significant continuing involvement with these discontinued operations following the strategic shift.

The Company’s continuing operations consist primarily of digital asset–related activities in the decentralized finance (“DeFi”) industry, including the holding and staking of Ethereum (“ETH”) as part of an Ethereum focused treasury strategy. Beginning in late 2025 and continuing into 2026, the Company is focusing its operations on the development of a blockchain based platform focused on the acquisition, structuring, and tokenization of real world, income producing assets (“RWAs”). As part of this strategic expansion, the Company seeks to acquire cashflow generating assets, including aerospace equipment, auto loans, manufactured home loans, and commercial real estate and land, which the Company intends to structure into regulated, tokenized financial products. In connection with its tokenization strategy, the Company has entered into strategic relationships and investments that leverage blockchain based infrastructure, primarily on Ethereum compatible networks, to support the sourcing, structuring, and distribution of tokenized RWAs.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

In prior interim periods during 2025, management identified conditions and events that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim financial statements were issued.

During the year ended December 31, 2025, the Company completed significant equity and debt financing transactions, which materially improved the Company’s liquidity position and extended the maturity profile of its obligations. These transactions are further described in Note 9 – Debt and Note 16 – Stockholders’ (Deficit) Equity.

Based on the proceeds from these financings, the Company’s current cash resources, and management’s operating plans, management has concluded that the Company has sufficient liquidity to meet its obligations as they become due for at least twelve months from the issuance date of these Consolidated Financial Statements. Accordingly, management determined that substantial doubt about the Company’s ability to continue as a going concern has been alleviated and no longer exists as of December 31, 2025.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and entities in which the Company has a controlling financial interest. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company reports financial results in U.S. dollars.

The Company consolidates entities in which it holds a controlling financial interest in accordance with ASC 810, Consolidation (“ASC 810”). As of December 31, 2025, the Company conducts its continuing operations directly through the parent entity. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of accompanying financial statements, in conformity with U.S. GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates and assumptions used in these Consolidated Financial Statements include, but are not limited to, the fair value of financial instruments (including staking receivables and convertible debt), the valuation of the Company’s digital assets, warrants, options, and embedded derivatives. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. Historically, the functional currency of certain discontinued foreign subsidiaries was the British Pound (“GBP”). Equity accounts are translated at historical exchange rates, and resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”).

Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies are included in the Company’s results of operations. Such amounts have been classified within “General and administrative expenses” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Cash, Cash Equivalents and Restricted Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents, including certificates of deposits and United States Treasury securities. As of December 31, 2025 and December 31, 2024, cash and cash equivalents totaled $8.0 million and $4.6 million, respectively. Restricted cash equivalents of $1.0 million included cash equivalents pledged as collateral against the Company’s convertible debt. These amounts are held in controlled accounts related to the convertible debt, and were released to the Company in January 2026.

Concentrations of Credit Risk

The Company is subject to concentration of credit risk arising from its cash, cash equivalents, digital assets, and counterparties, including financial institutions, custodians, digital asset networks and protocols associated with ETH, liquid staking tokens (“LST”), and liquid staking incentive tokens. The Company maintains cash balances with financial institutions that, at times, may exceed federally insured limits. The Company manages this risk by placing its cash with high-credit-quality institutions.

The Company holds significant balances of digital assets, including ETH, with third-party custodians. The Company’s risk is mitigated by using reputable, regulated custodians and by monitoring their financial health and operational controls. However, the failure of any custodian could result in a loss of some or all digital assets held.

In addition, the Company participates in liquid staking arrangements, whereby ETH is deposited into third-party protocols in exchange for liquid staking tokens. These protocols may not be subject to the same regulatory oversight as traditional financial institutions, and the Company is exposed to risks including, but not limited to:

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

The Company regularly evaluates the creditworthiness and security practices of its custodians and protocol operators and may diversify holdings across multiple platforms to mitigate concentration risk. The Company also monitors regulatory developments that may affect the safety and recoverability of its digital assets.

In the event of counterparty failure, custodian insolvency, or protocol exploit, the Company could lose some or all of the carrying value of the associated cash and digital assets. As of December 31, 2025, the Company’s maximum exposure to loss related to these concentrations, assuming complete nonperformance by counterparties and no recovery of collateral, consists primarily of (i) cash and cash equivalents, including restricted cash equivalents, with a carrying value of approximately $7.5 million, (ii) digital assets held with third-party custodians with a carrying value of approximately $61.6 million, and (iii) staking receivables and related digital asset positions associated with liquid staking protocols with a carrying value of approximately $181.0 million.

The Company has not recognized an allowance for credit losses related to these balances as of December 31, 2025.

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”). Intangible assets are initially recorded at cost and are amortized on a straight-line basis over their estimated useful lives, which are based on the expected period over which the assets are expected to contribute to future cash flows.

Historically, the Company’s intangible assets consisted of licensed patents, technology licenses associated with its former pharmaceutical research operations, and a gaming technology platform acquired in 2024. These intangible assets were amortized over their respective estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable.

All intangible assets are associated with operations that have been discontinued and are therefore classified as discontinued operations in accordance with ASC 205. As a result, no intangible assets are included in continuing operations as of December 31, 2025. See Note 18 – Discontinued Operations.

Investments

The Company’s investments consist of marketable securities, held-to-maturity debt securities, and non-marketable equity securities.

Marketable Securities

The Company invests in marketable securities, which include (i) available-for-sale (“AFS”) debt securities accounted for under ASC 320, Investments – Debt Securities (“ASC 320”), and (ii) equity securities with readily determinable fair values accounted for under ASC 321, Investments – Equity Securities (“ASC 321”). Marketable securities are presented within “Marketable securities” on the Consolidated Balance Sheets.

Available-for-Sale Debt Securities

AFS debt securities are carried at fair value, with unrealized gains and losses excluded from earnings and recorded in AOCI, unless related to credit losses.

The Company measures expected credit losses on AFS debt securities in accordance with ASC 326, Financial Instruments—Credit Losses (“ASC 326”), through an allowance for credit losses, with changes in the allowance recognized in earnings. Any portion of unrealized loss not attributable to credit continues to be recognized in AOCI.

At each reporting date, the Company evaluates AFS debt securities for:

●	Changes in credit quality

●	The extent and duration of fair value declines

●	Whether the Company intends to sell the security or is more likely than not required to sell the security before recovery of its amortized cost basis

If either intent or requirement to sell is present, the security’s amortized cost basis is written down to fair value through earnings. For all periods presented, no allowance for credit losses was recorded.

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”), as reflected in the Consolidated Statements of Operations and Comprehensive Loss.

Equity Securities (Marketable)

Equity securities with readily determinable fair values, including investments in publicly traded real estate investment trusts (“REITs”), are accounted for in accordance with ASC 321 and measured at fair value, with changes in fair value recognized in earnings.

Non-Marketable Investments

Held to Maturity Debt Securities

The Company classifies certain marketable debt securities as HTM in accordance with ASC 320. HTM debt securities are carried at amortized cost, net of any allowance for credit losses recognized under ASC 326, and are included within “Non-marketable securities” on the Consolidated Balance Sheets.

At each reporting date, the Company evaluates HTM debt securities to:

●	Assess credit quality and estimate expected credit losses

●	Confirm the Company’s intent and ability to hold the securities to maturity

For all periods presented, no allowance for credit losses was recorded.

Although the Company discloses the fair value of HTM debt securities as required by ASC 320, such fair values are for disclosure purposes only. Changes in fair value are not recognized in the Consolidated Balance Sheets, Statements of Operations, or AOCI, and HTM debt securities continue to be carried at amortized cost unless a credit loss is recognized.

Equity Securities (Non-Marketable)

The Company holds equity investments in two privately held companies, Zippy and Satschel, in which it does not have a controlling financial interest and does not exercise significant influence. These investments are accounted for in accordance with ASC 321.

The Company holds an additional equity investment in Karus, a private company in which the Company does not have a controlling interest but does exercise significant influence. As such, the Company will account for this investment under the equity method of accounting in accordance with ASC 323 for the common shares purchased. The Company additionally purchased preferred shares of Karus, which were determined not to be in-substance common stock, and as such are not eligible for the equity method of accounting under ASC 323. These preferred shares acquired will instead be accounted for as an equity security in accordance with ASC 321.

Management has determined that the Company’s investments in Zippy and Satschel, as well as its preferred equity interests in Karus do not have readily determinable fair values. Accordingly, the Company has elected to apply the measurement alternative under ASC 321. Under this approach, the investments are initially recorded at cost and subsequently measured using the measurement alternative, under which the investments are carried at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

The Company performs a qualitative assessment each reporting period to evaluate whether impairment indicators exist. If an impairment is identified, the investment is written down to fair value with the impairment recognized in earnings.

Equity investments are included within “Non-marketable securities” on the Consolidated Balance Sheets and are measured at cost, less impairment, and adjusted for observable price changes, if any, with resulting gains and losses recognized in “Income (loss) of unconsolidated investees” in the Consolidated Statements of Operations and Comprehensive Loss.

Equity Method Investments

The Company accounts for investments in entities over which it exercises significant influence, but does not have a controlling financial interest, under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).

Under the equity method, investments are initially recorded at cost and subsequently adjusted to recognize the Company’s proportionate share of the investee’s net earnings or losses, which are recorded in “ Income (loss) of unconsolidated investees” in the Consolidated Statements of Operations and Comprehensive Loss. Distributions received from the investee are recorded as reductions of the carrying amount of the investment. During the year ended December 31, 2025, the Company did not recognize any income or loss from unconsolidated investees.

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If such indicators exist, the Company estimates the fair value of the investment, and any excess of the carrying amount over fair value is recognized as an impairment loss in earnings.

The Company’s investment in Karus’ common stock is accounted for under the equity method based on the Company’s ability to exercise significant influence over operating and financial policies.

Digital Assets

The Company’s digital assets include Ether, the native cryptocurrency of the Ethereum blockchain, liquid staking tokens (“LST”), and liquid staking incentive tokens.

Crypto assets within the scope of ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets (“ASC 350-60”)

ETH and liquid staking incentive tokens have been determined to fall within the scope of ASC 350-60. The company reflects crypto assets held at fair value on the Consolidated Balance Sheets within the “Digital Assets” line item. Changes in the fair value of crypto assets are recognized in income, reflected within the “Digital asset gains and losses” within the Consolidated Statement of Operations and Comprehensive Loss.

In determining the fair value of digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”), the Company utilizes Coinbase as the principal market. The Company uses a first-in, first-out methodology to assign costs to digital assets.

Non-monetary receivable with an embedded derivative within the scope of ASC 310, Receivables (“ASC 310”) and ASC 815-15, Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”)

The Company’s LST, comprised of weETH and pufETH, has been determined to fall within the scope of ASC 310 and ASC 815-15 and is accounted for as a non-monetary receivable with an embedded derivative. The host contract represents the holder’s right to receive ETH denominated in USD and is carried at cost.

The embedded derivative component is measured at fair value at each reporting date, using observable prices in the principal market in accordance with ASC 815-15 and ASC 820. Where quoted prices are directly available in active markets, the embedded derivatives are classified as Level 1 within the fair value hierarchy; if observable market prices are not available, management utilizes other relevant inputs and valuation techniques, which may result in Level 2 or Level 3 classification.

Upon redemption of liquid staking tokens for ETH, the Company derecognizes both the receivable and the embedded derivative, recognizing ETH at fair value. Any difference between the carrying amount and the fair value of ETH received is recognized as a gain or loss.

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

ETH Staking

Beginning in August 2025, the Company used the proceeds from its capital raising activities to acquire and deploy ETH in staking activities, which can include native staking, liquid staking and restaking. The Company has entered into separate contractual agreements with various third-party entities to facilitate its ETH staking activities. The Company commenced both native staking in August of 2025 and commenced liquid staking in September 2025. The Company does not expect staking to be a primary yield generation strategy going forward.

Native Staking

The Company utilized one third-party asset manager to manage and stake ETH on its behalf as of December 31, 2025. Under these arrangements, the Company’s ETH is held by a qualified custodian and staked in the Ethereum protocol through a third-party validator operator (e.g., Coinbase). The validator operator manages the staking process and delegates the Company’s ETH to network validators. When selected by the Ethereum network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated.

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

The protocol or platform (e.g., ether.fi or Puffer) to which the Company delegates its ETH is considered the customer, as it receives the Company’s staking capacity (the performance obligation) and, in exchange, provides staking rewards and incentive tokens (based on hitting certain ETH deposit thresholds). The contract duration for liquid staking is based on the ability of either party to terminate with 30 days’ notice; for accounting purposes, a new contract is considered to begin each day, reflecting the daily renewal of enforceable rights and obligations. Revenue from liquid staking is recognized over time because the customer simultaneously receives and consumes the benefit of the Company’s performance throughout the duration of the contract.

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

Native Staking Revenue

The validator operator (e.g., Coinbase) is considered the customer, as it receives the Company’s staking capacity, which represents the Company’s performance obligation. The Company acts as an agent in native staking transactions by delegating ETH to third-party validator operators that perform the technical validation responsibilities.

The contract duration for native staking is defined by the daily reward cycle under the Company’s agreements. Native staking rewards are recognized as revenue over time, with revenue measured and recognized at the end of daily period when the Company’s proportional share of rewards is determinable. Variable consideration associated with staking rewards is constrained until the end of each daily reward cycle, at which point the Company concludes it is probable that a significant reversal of cumulative revenue recognized will not occur.

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

Due to the short-term, cancellable nature of staking arrangements and the daily settlement of rewards, the Company has concluded that no significant financing component exists under ASC 606.

Management’s determination that staking performance obligations are satisfied over time and that revenue should be recognized on a daily basis represents a significant judgment based on the continuous transfer of staking capacity and the daily resolution of variable consideration.

Liquid Staking Revenue

The protocol or platform (e.g., ether.fi or Puffer) is considered the customer, as it receives the Company’s staking capacity which represents the Company’s performance obligation The Company acts as an agent in liquid staking transactions, delegating ETH to third-party protocols or platforms that perform the technical validation responsibilities.

The contract duration for liquid staking is based on the ability of either party to terminate the contract with 30 days’ notice without cause. The Company has determined that a new 30-day contract is effectively renewed each day, such that contract inception changes daily. Revenue from staking rewards and incentive tokens is recognized over time, with revenue measured and recognized at the end of each day when the Company’s proportional share of rewards is determinable, measured at fair value at contract inception for that day, net of validator commissions.

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

Due to the short-term and cancellable nature of liquid staking arrangements and the daily determination of rewards, the Company has concluded that no significant financing component exists under ASC 606.

Management’s conclusions regarding customer identification, agent presentation, over-time recognition, daily contract renewal, and variable consideration constraint represent significant judgments in applying ASC 606 to liquid staking arrangements.

Segment Reporting

ASC 280, Segment Reporting (“ASC 280”), requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance.

Segment information is prepared on the same basis that the Company’s CEO, who serves as the CODM, manages the business, evaluates financial results, and makes key operating decisions. The Company has a single reportable operating segment – digital asset operations – which represents the Company’s the primary revenue-generating activity. All assets of the Company’s continuing operations are related to the digital asset operations.

The CODM uses net income to evaluate and make key operating decisions. Because the Company has a single reportable segment and the measure of segment profit or loss is consolidated net income, the required disclosures under ASC 280 are presented on a consolidated basis. Accordingly, no additional disaggregated segment disclosures are required.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with U.S. GAAP. For certain financial instruments, including cash, accounts payable, accrued expenses, and short-term loans, the carrying amounts approximate fair value due to their short maturities.

ASC 820 defines fair value, provides guidance for measuring fair value and requires certain disclosures. ASC 820 does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments under ASC 718, Compensation – Stock Compensation (“ASC 718”).

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. Certain financial instruments, including convertible debt, embedded derivatives and staking receivables, are measured at fair value using unobservable inputs and are classified within Level 3 of the fair value hierarchy. The related quantitative fair value disclosures, including the fair value hierarchy and Level 3 rollforwards, are presented in Note 10 – Fair Value Measurements.

Debt

The Company’s debt consists primarily of senior secured convertible notes and collateralized loan arrangements. Debt is recorded at its principal amount, net of original issue discounts and debt issuance costs, and is subsequently accounted for in accordance with ASC 470, Debt (“ASC 470”). The Company has elected the fair value option under ASC 825, Financial Instruments (“ASC 825”), for certain convertible debt instruments. Debt for which the fair value option is elected is measured at fair value at each reporting date, with changes in fair value recognized in earnings.

Interest expense related to the Company’s debt is recognized using the effective interest method and includes stated interest, as well as the amortization of original issue discounts and debt issuance costs, as applicable.

The Company recognizes gains and losses on extinguishment of debt when a debt obligation is legally extinguished or substantially modified. Such gains and losses are recognized in earnings and presented within “Gain (loss) on settlement of liabilities” in the Consolidated Statements of Operations and Comprehensive Loss. Additional information regarding the Company’s debt arrangements is provided in Note 9 – Debt.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for net operating loss and tax credit carryforwards, and are measured using enacted tax rates expected to apply in the periods in which the temporary differences are expected to reverse.

The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company applies a recognition threshold and measurement process for tax positions taken or expected to be taken in a tax return. Tax benefits are recognized when it is more likely than not that the position will be sustained upon examination and are measured as the largest amount that is greater than 50 percent likely to be realized upon settlement. Interest and penalties related to uncertain tax positions, if any, are recognized within income tax expense. See Note 12 – Income Taxes for additional information.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the effect of dilutive potential common shares, using the treasury stock or if converted method, as applicable, unless the effect would be anti-dilutive. Potential common shares consist of:

	Years Ended December 31,
	2025	2024
Options	1,154,352	2,164
Warrants	7,020,932	613,350
Total potentially dilutive shares	8,175,284	615,514

See Note 11 – Earnings Per Share for the detailed computation of basic and diluted net loss per common share, including the reconciliation of the numerator and denominator and the disclosure of anti-dilutive securities.

Treasury Stock

The Company accounts for treasury stock using the cost method. Under this method, the cost of shares repurchased is recorded as treasury stock, a reduction of stockholders’ equity. When treasury shares are reissued or retired, the difference between the cost of the shares and the reissuance price or par value is recorded in additional paid-in capital or retained earnings, as applicable.

Stock-based Compensation

Overview of Stock-based Awards

The Company grants equity-based awards, including stock options and restricted stock units, to employees, directors, and consultants as part of its long-term incentive and retention programs. These awards generally vest based on continued service over the requisite service period and are settled in shares of the Company’s common stock. The Company’s equity awards contain only service-based vesting conditions and do not include market-based or performance-based vesting conditions.

Valuation and Recognition

In accordance with ASC 718, the Company measures stock-based compensation cost at the grant-date fair value of the award. For awards granted, fair value is determined using the observable market price of the Company’s common stock on the grant date. Compensation cost is recognized on a straight-line basis over the requisite service period and is adjusted for forfeitures, as applicable.

Share Issuance / Repurchase Policy

Upon the exercise of share options or settlement of share-based awards, the Company may issue new shares of common stock or utilize treasury shares, depending on availability and circumstances. If treasury shares are insufficient, the Company will issue new shares in accordance with applicable regulatory requirements and shareholder approvals, as necessary. The Company may also use treasury shares to settle share-based awards to mitigate dilution. The Company does not currently expect to repurchase shares in the next twelve months in connection with the settlement of share-based payment awards.

Forfeiture Policy

The Company accounts for forfeitures of stock-based awards as they occur. Compensation cost is adjusted in the period in which an award is forfeited.

Graded Vesting Policy

Awards with service-only vesting conditions and graded vesting schedules are accounted for as multiple separate awards, with each vesting tranche treated as a separate award. Compensation cost for each tranche is recognized on a straight-line basis over the applicable vesting period.

Share Settlement

Upon vesting or exercise of equity awards, the Company may issue new shares of common stock or utilize treasury shares.

Stock-based Compensation and Discontinued Operations

Stock-based compensation expense attributable to discontinued operations primarily relates to awards granted to employees and consultants whose services were dedicated to the Company’s discontinued pharmaceutical and gaming technology businesses, including any accelerated vesting or modification expense resulting from the wind down of those operations. Stock-based compensation related to the Company’s continuing digital asset operations is included in continuing operations.

Discontinued Operations

The Company classifies a component of its business as discontinued operations when the component has been disposed of or abandoned and represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”).

The assets and liabilities of the discontinued operations are reported separately as “Assets and liabilities of discontinued operations” in the Consolidated Balance Sheets. The results of the discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations and Comprehensive Loss as “Net income (loss) from discontinued operations”. The cash flows of the discontinued operations are reflected as “Cash flows from discontinued operations” within the Consolidated Statements of Cash Flows.

Amounts presented in discontinued operations have been derived from the Company’s Consolidated Financial Statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of the Company’s pharmaceutical research operations and the Gaming Technology Platform. The discontinued operations exclude general corporate allocations. See Note 18 – Discontinued Operations for additional information.

Subsequent Events

The Company has evaluated subsequent events through the date these Consolidated Financial Statements were issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 19 – Subsequent Events.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends ASC 280, to expand reportable segment disclosure requirements. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the Company’s CODM, the amount and description of other segment items, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss to evaluate segment performance and allocate resources. ASU 2023-07 allows entities to disclose more than one measure of segment profit or loss and applies the full ASC 280 framework to entities with a single reportable segment. The Company adopted ASU 2023-07 on January 1, 2025. The adoption of ASU 2023-07 did not have a material impact on the Company’s Consolidated Financial Statements, as the Company has a single reportable segment.

In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which requires certain crypto assets that meet specified criteria, including the Company’s ETH holdings, to be measured at fair value with changes in fair value recognized in net income each reporting period. ASU 2023-08 also requires enhanced interim and annual disclosures related to an entity’s crypto asset holdings. The Company adopted ASU 2023-08 effective January 1, 2025. The adoption of ASU 2023-08 resulted in the Company measuring its ETH holdings at fair value, presented within “Digital assets” on the Consolidated Balance Sheets, and recognizing changes in fair value in “Net income” on the Consolidated Statements of Operations and Comprehensive Loss. Due to the volatility in the price of ETH, the adoption of ASU 2023-08 may increase volatility in the Company’s reported results in future periods.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends ASC 740, to expand income tax disclosure requirements. ASU 2023-09 requires disclosure of (i) specific categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, and (iii) the amount of taxes paid disaggregated by jurisdiction. The Company adopted this guidance effective for the annual reporting period beginning January 1, 2025, on a prospective basis. The adoption of ASU 2023-09 impacts the Company’s annual disclosures only, which are reflected in herein. See Note 12 – Income Taxes.

Accounting Pronouncements Pending Adoption

In November 2024, the FASB issued ASU No. 2024-04, Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which amends ASC 470-20, Debt - Debt with Conversions and Other Options (“ASC 470-20”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This amendment is effective for the Company for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which amends ASC 220-40, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASC 220-40”). In January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”), which also amends ASC 220-40 and clarifies the effective date of ASU 2024-03. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement, including specific information about certain costs and expenses. As clarified by ASU 2025-01, the amendments are effective for the Company for annual reporting beginning in fiscal 2028 and interim reporting beginning in fiscal 2029, applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting these standards on its Consolidated Financial Statements and related disclosures.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Director and officer’s insurance	$2,212	$378
Aircraft engines deposit	1,216	-
Leasehold improvement deposit	988	-
Professional fees	78	100
Other	20	-
Total prepaid expenses and other current assets	$4,514	$478

On October 28, 2025, the Company, through its newly formed wholly-owned subsidiary, ETHZilla Aerospace LLC, entered into a term sheet to acquire two CFM56-7B24 aircraft engines, together with all parts, engine records and engine stands associated therewith (collectively, the “Engines” and the “Term Sheet”), from Avean Engine Solutions, LLC, an affiliate of Aero Engine Solutions, Inc. in connection with the Term Sheet, the Company paid a deposit of $1.2 million.

On January 17, 2026, the Company closed the acquisition of the engines. pursuant to the terms of the Engine Sale and Purchase Agreement dated January 12, 2026 (the “Purchase Agreement”), and the Company paid an additional $10.5 million, representing an aggregate purchase price of $12.2 million for the Engines. As part of the Purchase Agreement, the Company has the right at the end.

The Engines were acquired for an aggregate of $12.2 million, which was payable in cash, less certain deposits previously paid, and subject to adjustments which provided for the economic closing date to be September 30, 2025.

NOTE 5 – INVESTMENTS

Marketable Securities

The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s marketable securities (in thousands):

	December 31, 2025
Security Type:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Other fixed income securities	3,519	-	(106)	3,413
Equity securities measured at fair value:
REITs	905	93	-	998
Total	$4,424	$93	$(106)	$4,411

(1)	Available for sale debt securities consist primarily of U.S. Treasury securities with contractual maturities of one year or less and other fixed income securities.

(2)	No allowance for credit losses was recorded for the periods presented.

Held-to-Maturity Debt Securities

During the year ended December 31, 2025, the Company held debt securities classified as held to maturity. All held-to-maturity securities were sold prior to December 31, 2025, and none were outstanding at year end.

Equity Investments

Satschel Purchase and Subscription Agreement

On October 22, 2025, the Company entered into, and closed, a Purchase and Subscription Agreement (the “Satschel Agreement”) with Satschel, a Delaware corporation (“Satschel”). Satschel owns Liquidity, a regulated broker-dealer and operator of a Digital Alternative Trading System (“ATS”) platform (the “Platform”).

The Satschel Agreement includes customary representations and warranties of each of the parties; (i) positive and negative covenants required to be met by Satschel following the Closing (defined below), relating to required quarterly budgets, financial reporting, minimum cash balances and notification of key personnel changes, as well as budget compliance, and restrictions on new business lines, capital expenditures, compensation adjustments, indebtedness, sales or dispositions of assets and other matters, public listings and reverse mergers, issuances of securities, and amendments to Satschel’s governing documents, without the prior written consent of the Company, subject to certain exceptions; and (iii) customary indemnification requirements of the parties, subject to a $0.1 million deductible and a $2.0 million cap, subject to certain customary exceptions.

The Satschel Agreement also provides certain additional rights to the Company following the Closing, including (a) the exclusive right in perpetuity to list any digital tokens or assets issued on Ethereum Layer 2 protocols on the Platform; (b) a right of first refusal until the earlier of (i) five years following the Closing Date; and (ii) the date that Satschel becomes publicly-traded, to acquire any equity securities of Satschel that may offer or sell; and (c) the right to appoint one member of the Board of Directors of Satschel, for so long as the Company owns any equity interests of Satschel.

Pursuant to the Satschel Agreement, Satschel sold the Company shares of its Class A Common Stock representing 15% of its fully-diluted capitalization (the “Satschel Securities”), in consideration for (a) $5.0 million in cash; and (b) 556,174 shares of the Company’s common stock which had a fair value of $10.0 million at the time of the investment based on the closing price of the Company’s common stock, which are subject to a six month lock-up (the “Satschel Shares”). As of December 31, 2025 the fair value of the shares issued as consideration was $8.7 million.

The Company does not have a controlling financial interest in Satschel and does not exercise significant influence over Satschel. Accordingly, the Company accounts for its investment in Satschel as an equity security under ASC 321 using the measurement alternative for equity securities without readily determinable fair values. The Company’s investment in Satschel is included within “Non-marketable securities” on the Consolidated Balance Sheets and measured at cost, less impairment, and adjusted for observable price changes, if any. As of December 31, 2025, management notes that the carrying amount of the investment, given the lack of a readily determinable fair value, is $13.7 million. During the year ended December 31, 2025, the Company did not record any impairment losses or downward adjustments and did not record any upward adjustments resulting from observable price changes.

Karus Purchase and Subscription Agreement

On December 2, 2025, the Company entered into (i) a Purchase and Subscription Agreement (the “Karus Purchase Agreement”) with Karus, (ii) separate Stock Purchase Agreements (the “Karus Stock Purchase Agreements”) with certain stockholders of Karus (the “Karus Stockholders”); and (iii) a Series A Preferred Stock Rights Agreement with Karus and certain significant stockholders of Karus. Karus operates a proprietary AI-powered data analytics platform for use by underwriters and lenders in the consumer auto finance industry.

Pursuant to the Karus Purchase Agreement, Karus sold us 1,421,464 shares of its Class A Preferred Stock representing 16% of Karus’ fully-diluted capitalization in consideration for (i) $3.0 million in cash; and (ii) 453,721 shares of our common stock which had a fair value of $5.0 million at the time of the investment based on the closing price of the Company’s common stock, of which half are subject to a three month lock-up and half are freely transferrable, subject to applicable federal and state securities laws (the “Karus Shares”). As of December 31, 2025, the fair value of the shares issued as consideration was $4.8 million.

Pursuant to the Karus Stock Purchase Agreements, the Karus Stockholders sold us 310,945 shares of Karus common stock and 44,420 shares of Karus Series Seed-3 Preferred Stock representing an aggregate of 4% of Karus’ fully-diluted capitalization in consideration for 181,488 shares of our common stock which had a fair value of $1.9 million based on the closing price of the Company’s common stock, which are subject to a six month lock-up (the “Karus Stockholder Shares” and together with the Karus Shares, the “Karus Registrable Securities”).

As a result of the Karus Purchase Agreement and the Karus Stock Purchase Agreements (collectively, the “Karus Purchase Agreements”), which closed on December 2, 2025, on December 31, 2025, the Company held an aggregate of 20% of the fully-diluted capitalization of Karus (collectively, the “Karus Securities”). Accordingly, the Company accounts for its investment in Karus as an equity security, which is included within “Non-marketable securities” on the Consolidated Balance Sheets, with changes in fair value recognized in earnings, as applicable. There was no material change in fair value of the Karus investment during the year ended December 31, 2025.

The Karus Purchase Agreements also granted registration rights to Karus and the Karus Stockholders, pursuant to which the Company was required to use its reasonable best efforts to file a registration statement with the SEC covering the resale of the Karus Registrable Securities. On December 18, 2025, the Company filed a registration statement on Form S-3 (the “December 2025 Registration Statement”) relating to the possible resale or other disposition of, among other securities, the Satschel Shares, the Karus Registrable Securities and the Zippy Registrable Securities (as defined below). The December 2025 Registration Statement was declared effective on December 30, 2025 (the “Registration Statement Effectiveness Date”).

The Company does not have a controlling financial interest in Karus; however, they do have the ability to exercise significant influence over Karus. Accordingly, the Company accounts for its purchase of Karus’ common stock using the equity method of accounting pursuant to ASC 323. Under the equity method, the Company records its proportionate share of Karus’ net income or loss of , which is reflected in “Income (loss) of unconsolidated investees” in the Consolidated Statements of Operations and Comprehensive Loss, with a corresponding adjustment the carrying amount of the investment accordingly. There was no material share of Karus’ net income or loss during the year ended December 31, 2025.This investment is included within “Non-marketable securities” on the Consolidated Balance Sheets.

Management has determined that the preferred shares purchased do not constitute in-substance common stock and therefore are not eligible for the equity method of accounting pursuant to ASC 323. As such, the Company accounts for the preferred shares as an equity security under ASC 321 using the measurement alternative for equity securities without readily determinable fair values. The investment is included within “Non-marketable securities” on the Consolidated Balance Sheets and measured at cost, less impairment, and adjusted for observable price changes, if any. As of December 31, 2025, management notes that the carrying amount of the investment, given the lack of a readily determinable fair value, is $9.8 million. During the year ended December 31, 2025, the Company did not record any impairment losses or downward adjustments and did not record any upward adjustments resulting from observable price changes.

Zippy Purchase Agreement

On December 9, 2025, the Company entered into (i) a Series B-3 Preferred Stock Purchase Agreement (the “Zippy Purchase Agreement”) with Zippy; (ii) separate Stock Purchase Agreements (the “Zippy Stock Purchase Agreements”) with certain stockholders of Zippy (the “Zippy Stockholders”); (iii) a Registration Rights Agreement with Zippy and the Zippy Stockholders (the “Zippy Registration Rights Agreement”); (iv) a Third Amended and Restated Investors’ Rights Agreement with Zippy and certain significant investors and stockholders of Zippy (collectively, the “Major Holders” and such agreement, the “Zippy Rights Agreement”); (v) a Third Amended and Restated Right of First Refusal and Co-Sale Agreement with Zippy and the Major Holders (the “Zippy ROFR Agreement”); and (vi) a Third Amended and Restated Voting Agreement with Zippy and the Major Holders (the “Zippy Voting Agreement”). Zippy, through its subsidiaries Zippy Loans, LLC, Zippy Insurance Services, LLC and Zippy Technology, LLC, provides mortgage loans, loan servicing, homeowner insurance services and related software services for manufactured home buyers.

Pursuant to the Zippy Purchase Agreement, Zippy sold us 2,905,064 shares of its Series B-3 Preferred Stock representing 13.492% of Zippy’s fully-diluted capitalization as of December 9, 2025 in consideration for (i) $5.0 million in cash; and (ii) 1,333,332 shares of our common stock (the “Zippy Shares”) which had a fair value of approximately $14.0 million at the time of the investment based on the closing price of the Company’s common stock (the “Per-Share Price”). As of December 31, 2025 the fair value of the shares issued as consideration was approximately $15.0 million.

The Zippy Shares are subject to lock-up restrictions, from which 25% of the Zippy Shares have been or will be released on each of the Registration Statement Effectiveness Date, and the 1-month (the “Second Lock-Up Release Date”), 2-month and 3-month anniversaries of the Registration Statement Effectiveness Date, provided that all Zippy Shares will be released from the lock-up on the earlier of (i) the 3-month anniversary of the Registration Statement Effectiveness Date, (ii) the date on which the Company’s common stock trades at or above two times the Per-Share Price on Nasdaq or (iii) upon a change of control of the Company.

With respect to any Zippy Shares continuously held by Zippy between the closing of the Zippy Purchase Agreement and June 30, 2026 (the “Retained Shares” and the “True-Up Determination Date”, respectively), Zippy will be entitled to receive a true-up payment in cash, equal to the difference, if any, between the value of the Retained Shares based on the Per-Share Price and the value of the Retained Shares based on the volume-weighted average price of the Company’s common stock for the ten trading days prior to the True-Up Determination Date (the “Final Make Whole Amount”). Additionally, the Company will owe Zippy a true-up in cash equal to the positive difference, if any, between the aggregate gross proceeds received by Zippy from the sale of up to 476,191 Zippy Shares during the thirty day period following February 28, 2026, and the value of such shares based on the Per-Share Price, and if Zippy is unable to sell any or all Zippy Shares during the thirty days following the Second Lock-Up Release Date, we are required to repurchase such number of Zippy Shares that are eligible to be sold, out of the number eligible to be sold, for cash at the Per-Share Price. As of December 31, 2025, the Company estimated the fair value of the Final Make Whole Amount to be $6.3 million, which was recognized as a contingent liability and included in “Accrued expenses” on the Company’s Consolidated Balance Sheets.

Pursuant to the Zippy Stock Purchase Agreements, the Zippy Stockholders sold us 324,728 shares of Zippy common stock, representing an aggregate of 1.508% of Zippy’s fully-diluted capitalization as of December 9, 2025 in consideration for 202,268 shares of our common stock which had a fair value of $2.3 million based on the closing price of the Company’s common stock, which are subject to certain lock-up restrictions as described in greater detail in the Zippy Stock Purchase Agreements (the “Zippy Stockholder Shares” and together with the Zippy Shares, the “Zippy Registrable Securities”). As a result of the Zippy Purchase Agreement and the Zippy Stock Purchase Agreements (collectively, the “Zippy Purchase Agreements”), the Company held an aggregate of 15% of Zippy’s fully-diluted capitalization as of December 31, 2025.

In accordance with its obligations under the Zippy Registration Rights Agreement, the Company filed the December 2025 Registration Statement covering, among other things, the resale of the Zippy Registrable Securities.

Pursuant to the Zippy Purchase Agreement, if the Company fails to (i) comply with its obligation to maintain the registration of and deliver the Zippy Registrable Securities in accordance with the Zippy Registration Rights Agreement, (ii) pay Zippy the Final Make Whole Amount as and to the extent required by the Zippy Purchase Agreement, or (iii) pay Zippy any liquidated damages as and to the extent required by the Registration Rights Agreement, the Company will be deemed to have forfeited its rights under Zippy’s Certificate of Incorporation, the Zippy Rights Agreement, the Zippy ROFR Agreement and the Zippy Voting Agreement (as described above) and will be required to pay Zippy an amount equal to approximately $14.0 million (representing the agreed value of the Zippy Shares purchased by Zippy) less (A) the amount of any gross proceeds received by Zippy from the sale of the Zippy Shares and (B) the amount of any liquidated damages received by Zippy pursuant to the Zippy Registration Rights Agreement (the “Forfeiture Make Whole Amount”). At the Company’s option, the Forfeiture Make Whole Amount may be paid either in cash or by surrendering that number of Zippy Series B-3 Shares having an equivalent value, based on an agreed value of $6.5403 per Zippy Series B-3 Share. If the Company pays Zippy the Forfeiture Make Whole Amount, Zippy will surrender any remaining Zippy Shares then held by Zippy for cancellation and Zippy will have no further right to the Zippy Shares or any associated payment obligations, other than accrued but unpaid amounts then due and owing. The acquisition contemplated by the Purchase Agreements closed on December 9, 2025. The Company does not have a controlling financial interest in Zippy and does not exercise significant influence over Zippy.

The Company does not have a controlling financial interest in Zippy and does not exercise significant influence over Zippy. Accordingly, the Company accounts for its investment in Zippy as an equity security under ASC 321 using the measurement alternative for equity securities without readily determinable fair values. The Company’s investment in Zippy is included within “Non-marketable securities” on the Consolidated Balance Sheets and measured at cost, less impairment, and adjusted for observable price changes, if any. As of December 31, 2025, management notes that the carrying amount of the investment, given the lack of a readily determinable fair value, is $22.3 million. During the year ended December 31, 2025, the Company did not record any impairment losses or downward adjustments and did not record any upward adjustments resulting from observable price changes.

NOTE 6 – DIGITAL ASSETS

The Company holds ETH and liquid staking incentive tokens (both in scope of ASC 350-60), as well as liquid staked ETH (in scope of ASC 310 and ASC 815-15). The following presents a summary of the Company’s digital asset holdings as of December 31, 2025, and activity for the year ended. For detailed accounting policies related to digital assets, refer to Note 3 – Summary of Significant Accounting Policies. For a discussion of risks and uncertainties related to digital assets, including protocol, counterparty, and custody risks, refer to “Risk Factors” included elsewhere in this filing.

Crypto assets within the scope of ASC 350-60

The following table presents the Company’s significant digital asset holdings (in thousands):

	December 31, 2025
	Quantity	Cost Basis[1]	Fair Value[1]
ETH	28,781	$67,645	$59,891
Liquid staking incentive tokens [2]	7,171,599	3,744	1,696
Total digital asset holdings	7,200,380	$71,389	$61,587

(1)	Cost basis is equal to the cost of the digital assets net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital asset prices within the Company’s principal market at the time of measurement.

(2)	Liquid staking incentive tokens include PUFFER and ETHFI incentive tokens.

The following table presents a rollforward of the Company’s digital asset holdings, consisting of ETH and staking incentive tokens (in thousands):

Year Ended December 31, 2025
Digital Assets as of December 31, 2024	$-
Additions[1]	415,562
Dispositions	(134,267)
Receipt and accrual of ETH from native staking activities	4,340
Deposits of ETH into liquid staking activities	(260,104)
Cryptocurrency denominated loan proceeds[2]	57,203
Change in fair value of digital assets	(21,147)
Digital assets fair value	$61,587

(1)	Additions are the results of purchases and receipts of ETH.

(2)	Represents ETH-denominated proceeds received during the year from a collateralized loan that was fully repaid prior to December 31, 2025. See Note 9 – Debt.

During the year ended December 31, 2025 the Company recognized cumulative realized losses of $16.5 million related to digital asset transactions, primarily arising from deposits of ETH into liquid staking protocols as well as sales of ETH holdings.

Non-monetary receivable with an embedded derivative within the scope of ASC 310-10 and ASC 815-15

As described in Note 3 – Summary of Significant Accounting Policies, the Company accounts for liquid staked ETH as a non-monetary receivable with an embedded derivative. The host contract is measured at cost, and the embedded derivative is measured at fair value in earnings.

The combined carrying amount of the host contract and embedded derivative, together with any accrued staking rewards (i.e., native staking and liquid staking), are collectively presented as “Staking Receivables” on the Consolidated Balance Sheets. Accordingly, staking receivables reflect the aggregate carrying value, including fair-value changes associated with the embedded derivative and reward accruals recognized as staking revenue.

Changes in the fair value of embedded derivatives associated with liquid staking tokens are recognized within the Consolidated Statement of Operations and Comprehensive Loss as part of “Change in fair value of long term receivable derivative”, separate from revenue. For the year ended December 31, 2025, the Company recognized unrealized losses of $81.3 million related to the embedded derivative and staking revenue of $2.2 million associated with liquid staking activities.

As of December 31, 2025, the carrying amount of the host contract (representing the 50,000 deposited ETH into ether.Fi and 10,575 PufETH) was $262.3 million, and the fair value of the embedded derivative liability was $81.3 million, both of which are included within “Staking Receivables” on the Consolidated Balance Sheets.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Final make whole provision	$6,325	$-
Other	52	304
Total accrued expenses	$6,377	$304

See Note 5 – Investments for more information on the Final Make Whole Provision.

During the year ended December 31, 2025, the Company issued 75,288 shares of common stock for the settlement of liabilities. See Note 14 – Commitments and Contingencies.

NOTE 8 – REVENUE RECOGNITION

The Company recognizes revenue from native staking and liquid staking activities on the Ethereum blockchain. Additional information regarding the Company’s revenue recognition policies is included in Note 3 – Summary of Significant Accounting Policies.

Revenue by Source

Revenue consisted of the following (in thousands):

Year Ended December 31, 2025
Native staking revenue	$455
Liquid staking revenue[1]	5,951
Reward revenue	141
Total revenue	$6,547

(1)	Liquid staking revenue includes $2.2 million of staking rewards and $3.7 million of incentive tokens earned through participation in liquid staking protocols.

Revenue by Major Customers

The Company generated revenue from the following major customers, each of which represented 10% or greater of total revenue. All such revenue was generated within the Company’s single reportable segment (in thousands):

Year Ended December 31, 2025
Coinbase – staking and reward income	$4,340
Ether.fi – liquid staking	1,562
Puffer – liquid staking	645
Total revenue	$6,547

NOTE 9 - DEBT

The following tables summarize the activity of loans payable (in thousands):

	Year Ended December 31, 2025
	Principal balance at December 31, 2024	Principal additions	Principal repayments in cash	Other	Principal balance at December 31, 2025

First Insurance - 2024[1]	$1	$-	$-	$(1)	$-
First Insurance - 2025[2]	-	614	(363)	-	251
Equities First Loan	-	25,950	-	-	25,950
Aave Loan	-	31,513	-	-	31,513
Total loans payable and collateralized loans	$1	$58,077	$(363)	$(1)	$57,714
Less: Less: loans payable and collateralized loans – current portion	1				31,764
Loans and collateralized loans payable – noncurrent portion	$-				$25,950

(1)	Represents insurance financing note payable funded in June 2024 which matured in April 2025 and bore interest at 9.30%

(2)	Represents insurance financing note payable funded in June 2025 which matures in April2026 and bears interest at 8.99%

The following table summarizes the activity of loans payable (in thousands):

	Year Ended December 31, 2024
	Principal balance at December 31, 2023	Principal additions	Principal repayments in cash	Other	Principal balance at December 31, 2024

First Insurance – 2023	$785	$-	$(523)	$(262)	$-
First Insurance - 2024	-	778	(777)	-	1
Total loans payable	$785	$778	$(1,300)	$(262)	$1
Less: loans payable – current portion	785				1
Loans payable – noncurrent portion	$-				$-

Convertible Debt

During the year ended December 31, 2025, the Company completed multiple senior secured convertible debt financings. The Company elected to account for these convertible notes at fair value, with changes in fair value recognized in earnings. All convertible notes were fully redeemed prior to December 31, 2025, and no amounts were outstanding as of year-end.

On August 8, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with investment funds managed by an institutional investor (the “Investor”), under which the Company agreed to sell and issue to the Investor senior secured convertible notes (the “August 2025 Convertible Notes”) in an aggregate principal amount of $156.3 million (the “Principal Amount”) in exchange for cash equal to 96.0% of the Principal Amount (the “Debt Financing”).

On September 22, 2025, the Company entered into an Amendment and Waiver Agreement with the Investor (the “Amendment Agreement”), which amended the original financing agreement and provided for the issuance of an additional series of new senior secured convertible notes with an aggregate principal amount of $360.0 million (the “New Principal Amount”) (the “September 2025 Convertible Notes”, and together with the August 2025 Convertible Notes, the “Convertible Notes”). The September 2025 Convertible Notes were issued on September 23, 2025 for cash proceeds equal to 97.25% of the New Principal Amount (the “New Debt Financing”).

The Convertible Notes bore stated interest at rates ranging from 0.0% to 4.0% per annum, depending on the series of notes and the period outstanding. In connection with the September 2025 amendment, the stated interest rate on the Convertible Notes was reduced to 2.0%. The Company elected the fair value option under ASC 825 to account for the Convertible Notes, which is explained further below.

Clear Street LLC (“Clear Street”) provided placement agent services in connection with the Debt Financing and the New Debt Financing. In connection with these services, the Company paid cash placement agent fees, including a fee equal to 4% of the aggregate gross proceeds raised in the Debt Financing and a fee equal to 1% of the aggregate gross proceeds raised in the New Debt Financing, and reimbursed certain reasonable and documented legal and other out-of-pocket expenses. In aggregate, the Company incurred professional fees and expenses of $8.6 million in connection with the Convertible Notes, which are included in “General and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss.

On December 9, 2025, the Company entered into a Note Mandatory Redemption Agreement with the investor pursuant to which the Company agreed to redeem all outstanding Convertible Notes for an amount equal to 117% of the outstanding principal amount, plus accrued and unpaid interest and other amounts due under the governing documents. On December 30, 2025, the Company redeemed all Convertible Notes and the related agreements were terminated.

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

The Registration Rights Agreement remains in effect for so long as the shares of common stock underlying the Convertible Notes are registrable securities. The Registration Rights Agreement did include a registration payment arrangement that would have required the Company to make payments to the Investor in the event the Company fails to file or maintain an effective registration statement.

The Registration Rights Agreement does not provide for any liquidated damages, cash settlement alternatives, or other registration payment penalties. Accordingly, no liability was recorded as of December 31, 2025, and no gains or losses related to the Registration Rights Agreement were recognized in the Consolidated Statements of Operations and Comprehensive Loss.

Fair Value Election and Measurement

The Company made an accounting election to account for the Convertible Notes at fair value with changes in fair value recognized in earnings. The Company elected the fair value option to simplify its accounting and reporting related to the Convertible Notes due to the variable conversion pricing mechanism embedded in the Convertible Notes. As the Company has elected to account for the Convertible Notes under the fair value option, separate evaluation of embedded features or derivatives for bifurcation is not required.

Subsequent to initial recognition, the Convertible Notes are remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. Debt issuance costs associated with the Convertible Notes are expensed as incurred and are not deferred or amortized.

The August 2025 Convertible Notes had a fair value at issuance of $150.0 million, and the September 2025 Convertible Notes had a fair value at issuance of $348.0 million . The Company also recognized $1.9 million in gain related to the difference in pre and post amendment Convertible Note fair value upon issuance of the September 2025 Convertible Notes.

The Company evaluated whether changes in the fair value of the Convertible Notes during the period and cumulatively were attributable to changes in instrument specific credit risk and determined that no portion of such changes was attributable to instrument specific credit risk.

The Company estimated the fair value of the convertible debt using a Monte Carlo Simulation in a risk-neutral framework and the following inputs: estimated volatility of 65%, risk-free rate of 3.67-3.61%, dividend yield of 0%, a probability of shareholder conversion approval of 65% and a discount for lack of marketability of 24%-32%.

Interest expense related to the Convertible Notes is presented separately from changes in fair value and is recognized consistently in accordance with the Company’s accounting policy election.

In December 2025, the Company repaid the Convertible Notes principal of $516.1 million, total interest of $1.9 million, and a redemption premium of $87.7 million, for aggregate cash paid of $0.6 million.

During the year ended December 31, 2025, the Company recognized a loss of $103.9 million related to the changes in fair value of the Convertible Notes, which is presented in “Change in fair value of convertible debt” in the Consolidated Statements of Operations and Comprehensive Loss, which includes the redemption premium of $87.7 million.

Interest Expense

For the year ended December 31, 2025, the Company recognized interest expense of $1.9 million associated with the Convertible Notes, which is included in “Interest expense” on the Consolidated Statements of Operations and Comprehensive Loss. Total contractual interest expense recognized during the period consisted of $3.3 million.

 Collateralized Loan

On September 8, 2025, the Company entered into a collateralized loan arrangement with Cumberland DRW LLC (“Cumberland”). Under the agreement, the Company transferred 11,673 ETH as collateral and received $50.0 million in cash. The Company was obligated to repay $51.3 million on December 8, 2025 and, upon repayment, receive back the 11,673 ETH initially posted as collateral. The arrangement exposed the Company to digital asset price risk and counterparty credit risk and required the Company to post additional collateral if the price of ETH declined by 20% or more. The agreement also included early termination provisions.

The Company accounted for the arrangement as a single collateralized loan in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and the AICPA Digital Assets Practice Aid. At inception, the Company recognized a loan liability of $50.0 million, which accreted interest to the contractual repayment amount. The ETH transferred as collateral was derecognized, and the Company recognized a receivable representing its contractual right to receive ETH upon repayment. A realized gain of $2.6 million as recorded at inception, representing the difference between the carrying amount of the derecognized ETH and the initial cost of the related ETH.

During the fourth quarter of 2025, the Company repaid and fully extinguished the collateralized loan. Upon settlement, the related receivable was derecognized, and the remaining ETH collateral was returned to the Company and recorded at fair value. The Company recognized the remaining interest accretion in earnings upon extinguishment. Prior to settlement, the Company recognized unrealized gains and losses of $2.1 million related to changes in the fair value of the ETH receivable within “Digital asset gains and losses” in the Consolidated Statements of Operations and Comprehensive Loss. No additional unrealized gains or losses were recognized after the receivable was settled.

In accordance with ASC 326 the Company evaluated expected credit losses on the ETH receivable while it was outstanding. No allowance for credit losses was recorded due to the short-term nature of the receivable, the creditworthiness of the counterparty, the contractual protections within the arrangement, and the fact that the receivable was settled in full. No write-offs or recoveries were recognized.

Loans Denominated in Digital Assets

Equities First Master Loan and Collateral Agreement

On September 30, 2025, the Company and Equities First Holdings, LLC (“Equities First” or “the Lender”), entered into a Master Loan and Collateral Agreement (the “MLCA”). The Company received 12,500,000 in USDC on October 6, 2025 when 8,700 ETH were assigned as collateral to the Lender under the MLCA. On October 10, 2025, the Company received an additional 13,190,860 USDC to its ETH wallets. The total principal of the loan of $25.9 million matures in April 2027, bears interest at 3.5% per annum and a default rate of 7%. The Company incurred an origination fee of $0.3 million which was recorded as interest expense. The loan collateral had a fair value of $25.8 million as of December 31, 2025. During the year ended December 31, 2025, the Company received a series of margin calls on the loan. The Company paid $2.1 million in USDC from its cryptocurrency wallets related to these margin calls. The Equities First loan is included in “Collateralized loan” on the Company’s Consolidated Balance Sheet.

Aave Loan

On December 20, 2025, the Company borrowed 10,600 ETH under an Aave loan commitment (the “Aave Loan”). The Company pledged 13,935.91 ETH as collateral against the loan. As of December 31, 2025, the Aave Loan balance was $31.5 million. The loan accrues interest at a variable rate determined algorithmically by the Aave protocol based on supply and demand dynamics within the applicable liquidity pool. The interest rate has historically averaged approximately 1.57% but has been as high as 3.85% during periods of elevated market volatility. The Aave protocol establishes a maximum LTV of 93% and a liquidation threshold of 95%. If the value of the pledged collateral declines—or the value of the borrowed ETH increases—such that the LTV exceeds 95%, the protocol will automatically liquidate a portion of the collateral to repay the loan. Upon liquidation, a 1% liquidation penalty is applied, resulting in a loss of collateral value to the Company. The Company has incurred no loss of collateral through December 31, 2025.

The Aave Loan has no stated maturity date and remains outstanding until repaid by the Company or liquidated by the protocol. There are no scheduled principal payments, financial covenants, or prepayment penalties. The loan is permissionless and governed entirely by smart contracts deployed on the Ethereum blockchain.

The Aave Loan is included in “Collateralized loan” on the Company’s Consolidated Balance Sheets.

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities at fair value on a recurring basis in accordance with ASC 820. ASC 820 establishes a three-level hierarchy that prioritizes the inputs used in measuring fair value. A description of the hierarchy levels is included in Note 3 — Summary of Significant Accounting Policies.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	December 31, 2025
	Level 1		Level 2	Level 3		Total
Assets:
Cash and cash equivalents		$8,018	$-		$-	$8,018
Restricted cash equivalents		1,016	-		-	1,016
Marketable securities		4,411	-		-	4,411
Digital Assets		61,587	-		-	61,587
Total assets		$75,032	$-		$-	$75,032
Liabilities:
Embedded derivative liabilities[1]	$		$81,299	$		$81,299
Total liabilities	$		$81,299	$		$81,299

(1)	Represents the change in fair value related to the embedded derivative associated with the Staking Receivables (i.e., deposits into liquid staking protocols) on the Company’s Consolidated Balance Sheets.

NOTE 11 – EARNINGS PER SHARE

The computation of net loss per share is as follows (in thousands, except per share data):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders – basic and diluted	(443,531)	(2,614)
Denominator:
Weighted average common shares outstanding – basic	8,164,638	91,537
Loss per common share, basic and diluted	$(54.32)	$(28.56)

For the year ended December 31, 2025, the weighted average common shares outstanding included 1,555,574 shares underlying pre-funded warrants with a nominal exercise price.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share because their inclusion would have been antidilutive:

	Years Ended December 31,
	2025	2024

Stock options	1,154,352	2,164
Warrants	7,020,932	613,350
Convertible debt, net of discount	-	-
Total	8,175,284	615,514

NOTE 12 – INCOME TAXES

The components of income (loss) before income taxes were attributable to the following regions (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(443,531)	$(2,614)
Foreign	-	-
Total income (loss) before income taxes	$(443,531)	$(2,614)

The provision for (benefit from) income taxes for continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	$-	$-
Deferred:
Federal	-	2
State	-	-
Foreign	-	-
Total deferred	$-	$2
Total provision for (benefit from) income taxes	$-	$2

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 3 – Summary of Significant Accounting Policies—Recent accounting pronouncements for additional details on the adoption of ASU 2023-09.

The effective income tax rate differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	$	%
Provision for income taxes at U.S. federal statutory rate	$(93,142)	(21.00)%
State and local income taxes, net of federal benefit[1]	-	0.00
Foreign tax effects	-	0.00
Changes in valuation allowance	73,355	16.54
Non-taxable or non-deductible items:
Convertible Note – Redemption Premium	18,426	4.15
Other	1,108	0.25
Adjustment to prior period provision	253	0.06
Other adjustments	-	-
Total tax provision and effective tax rate	$-	-

(1)	State income taxes attributable to Florida represented more than 50% of the tax effect in this category.

As previously disclosed, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

Year Ended December 31,
2024
US Federal statutory rate	21.00%
Difference between domestic and foreign federal rates	0.00
State and provincial taxes, net of federal benefits	0.00
Permanent differences:
Stock-based compensation	(1.00)
Change in fair value of derivatives and accrued issuable equity	0.0
Other	0.0
Change in valuation allowance	(19.92)
Effective income tax rate	0.08%

The effective tax rate for the year ended December 31, 2025 reflects the impact of changes in tax laws and statutory tax rates enacted during the period.

Deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$29,733	$17,521
Amortization	2,392	568
Capital Loss Carryforward	10,138	-
Stock compensation	60,963	2,099
Accrued interest	-	16
Reserve for uncollectible notes receivable	-	28
Crypto	16,826	-
Other	39	510
Total deferred tax assets	120,091	20,742
Valuation allowance	(119,451)	(19,532)
Net deferred tax assets	640	1,210

Deferred tax liabilities:
Difference between book and tax basis related to:	-	-
Technology license	-	-
Other	(640)	(1,210)
Total deferred tax liabilities	(640)	(1,210)

Total of deferred tax assets and liabilities, net	$-	$-

As of December 31, 2025, the Company had net operating loss (“NOL”) carryforwards that may be available to offset future taxable income in various jurisdictions as follows:

●	Approximately $89,434 of domestic federal NOLs. The federal NOLs have no expiration date and are subject to 80% of taxable income; the state NOLs will begin to expire in 2040;

●	Approximately $91,435 of domestic state NOLs. The state NOLs will begin to expire in 2039;

●	Approximately $8,590 each of Canadian federal and provincial NOLs. Those NOLs will begin to expire in 2038; and

●	Approximately $11,823 of United Kingdom federal NOLs. Those NOLs have no expiration date.

The Company does not have any pre-2018 federal NOL carryfowards.

The utilization of the domestic NOLs to offset future taxable income may be subject to annual limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740. ASC 740 requires that such review considers all available positive and negative evidence, including the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2025 and 2024, management believes that uncertainty exists with respect to future realization of its deferred tax assets, primarily due to cumulative historical losses, and has, therefore, established a full valuation allowance. The Company recorded increases in the valuation allowance of $73.4 million and $0.9 million in connection with the tax provisions for the years ended December 31, 2025 and 2024, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s Consolidated Financial Statements as of December 31, 2025 and 2024.

No tax audits were commenced or were in process during the years ended December 31, 2025 and 2024, nor were any tax related interest or penalties incurred during those periods. The Company’s tax returns filed in the United States (including the state of Florida), Canada, and the United Kingdom since inception remain subject to examination.

NOTE 13 – SERIES B CONVERTIBLE PREFERRED STOCK

On September 29, 2024, the Company entered into an Asset Purchase Agreement with Elray Resources, Inc. (“Elray”). Pursuant to the Asset Purchase Agreement, Elray agreed to sell the Company certain source code and intellectual property relating to a “back-end technology platform” which is a key component of creating an online blockchain casino (the “Purchased Assets”) in consideration for 1,000,000 shares of then newly designated Series B Convertible Preferred Stock (the “Preferred Stock”, and the shares of common stock issuable upon conversion thereof, the “Conversion Shares”) and warrants to purchase 300,000 shares of common stock of the Company (the “Purchase Warrants” and the shares of common stock issuable upon exercise thereof, the “Purchase Warrant Shares”).

On September 30, 2024, in contemplation of the closing of the transactions contemplated by the Purchase Agreement, and pursuant to the power provided to the Company by the Certificate of Incorporation of the Company, as amended, the Company’s Board of Directors (the “Board”) approved the adoption of, and filing of, a Certificate of Designations of the Company, establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock (the “Series B Designation”), which was filed with, and became effective with, the Secretary of State of Delaware on the same date. The Series B Designation designated 1,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.0001 per share and a stated value of $17.30 per share, all of which were issued to Elray on September 30, 2024.

The purchase of the Purchased Assets closed on September 30, 2024.

Based on the terms of the Series B Convertible Preferred Stock and the Purchase Agreement, and in accordance with ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”), at issuance, the Series B Convertible Preferred Stock was accounted for as a liability due to the variable number of shares issuable under the agreement pursuant to the conversion terms, with an initial fair value of $2.8 million. The Company estimated the fair value of the Series B Convertible Preferred Stock based on the market value of the underlying common shares into which the Series B Convertible Preferred stock was convertible at the transaction date, and an estimated fair value of the liquidation preference using option pricing models for scenarios of the liquidation preference being in effect or conversion of the Series B Convertible Preferred Stock by the holder The Company recognized a $1.6 million change in the fair value of the Series B Convertible Preferred Stock during the year ended December 31, 2024, which was recorded in earnings and reflected as a non-cash adjustment in operating cash flows. On December 27, 2024 (the “Stockholder Approval Date”), the Conversion Rate (defined below) was fixed at 0.1318 or 131,800 total shares of common stock. As a result, the fair value of the Series B Convertible Preferred Stock was reclassified from a liability to shareholders’ equity in the amount of $4.4 million.

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

On July 27, 2025, the Purchase Warrants were exercised in full. See Note 16 – Stockholders’ (Deficit) Equity. As of December 31, 2025, there were no shares of Series B Convertible Preferred Stock outstanding.

The below is a summary of the rights and preferences of the Series B Convertible Preferred Stock:

Voting Rights. Prior to the shareholders of the Company approving the issuance of shares of common stock upon the conversion of the Series B Convertible Preferred Stock (“Stockholder Approval”), the Series B Convertible Preferred Stock only had rights to vote on amendments to the Series B Designation (which are subject to the approval of a simple majority of the holders of Series B Convertible Preferred Stock), and the Protective Provisions, discussed below.

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

After Stockholder Approval, which has occurred to date, in addition to the above voting rights, each holder of outstanding shares of Series B Convertible Preferred Stock was entitled to cast the number of votes in connection with the Series B Convertible Preferred Stock shares held by such holder equal to the number of whole shares of common stock into which the shares of Series B Convertible Preferred Stock held by such holder were convertible as of the record date for determining stockholders entitled to vote on such matter. Fractional votes shall not, however, be permitted and any fractional voting rights available on an as-converted to common stock basis (after aggregating all fractional shares into which shares of Series B Convertible Preferred Stock held by each holder could be converted) shall be rounded down to the nearest whole share. Except as provided by law or by the other provisions of the Certificate of Incorporation or the Series B Designation, holders of Series B Convertible Preferred Stock shall vote together with the holders of common stock as a single class and there shall be no series voting.

Dividend Rights. The Series B Convertible Preferred Stock did not provide for dividends, except that if the Company declares a dividend or makes a distribution of cash (or any other distribution treated as a dividend under Section 301 of the Internal Revenue Code) on its common stock, each holder of shares of Series B Convertible Preferred Stock was entitled to participate in such dividend or distribution in an amount equal to the largest number of whole shares of common stock into which all shares of Series B Convertible Preferred Stock held of record by such holder were convertible as of the record date for such dividend or distribution or, if there is no specified record date, as of the date of such dividend or distribution. Notwithstanding the foregoing, holders had no right of participation in connection with dividends or distributions made to the common stock stockholders consisting solely of shares of common stock.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (each a “Liquidation Event”), the holders of Series B Convertible Preferred Stock were entitled to receive prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock or securities junior to the Series B Convertible Preferred Stock (other than the common stock) by reason of their ownership of such stock, but after any required distribution to any holders of Series B Convertible Preferred Stock, an amount in cash per share of Series B Convertible Preferred Stock for each share of Series B Convertible Preferred Stock held by them equal to the greater of (x) one times the Stated Value; and (y) the total amount of consideration that would have been payable on such share upon a Liquidation Event, had such share of Series B Convertible Preferred Stock been converted into common stock, immediately prior to such Liquidation Event (as applicable, the “Liquidation Preference”). The “Stated Value” is $17.30 per share of Series B Convertible Preferred Stock, for a total aggregate Liquidation Preference of $17.3 million when aggregating all 1,000,000 shares of Series B Convertible Preferred Stock originally issued.

Conversion Rights. None prior to Stockholder Approval. After Stockholder Approval, at the option of the holder(s) thereof, each share of Series B Convertible Preferred Stock was convertible into a number of shares of common stock of the Company equal to the Conversion Rate. The “Conversion Rate” was initially 0.0685 (or 68,500 shares in aggregate, which would represent 40% of the Company’s then outstanding shares of common stock), as equitably adjusted, as applicable for stock splits and recapitalizations; provided that if at any time after the original issuance date of the Series B Convertible Preferred Stock and prior to the Stockholder Approval Date, the Company shall actually issue any additional shares of common stock of the Company (each a “Dilutive Issuance”), the Conversion Rate shall be increased to a value equal to (x)(i) the total outstanding shares of common stock (“Total Outstanding Shares”) on the date immediately following such Dilutive Issuance, divided by (ii) 60%, minus (iii) the Total Outstanding Shares on the date immediately following such Dilutive Issuance, divided by (y) 1,000,000, rounded to the thousands place, as equitably adjusted, as applicable for stock splits and recapitalizations (each a “Dilutive Adjustment”); provided that in no event will the Conversion Rate be greater than ten. The effect of any change in the Conversion Rate shall not be retroactive and shall only apply for conversions of Series B Convertible Preferred Stock following the date of any Dilutive Adjustment. The Conversion Rate is designed to result in the holders of the Series B Convertible Preferred Stock receiving 40% of the then outstanding shares of common stock upon conversion of the Series B Convertible Preferred Stock, subject to a maximum of 10 million shares of common stock, and further subject to such conversion ratio being fixed upon Stockholder Approval. The Conversion Rate of the Series B Convertible Preferred Stock was fixed at 0.1318 or 131,800 total shares of common stock on December 27, 2024, the Stockholder Approval Date.

As discussed above, the Series B Convertible Preferred Stock was initially classified as a liability under ASC 480-10 and was reclassified to shareholders’ equity upon Stockholder Approval. All outstanding shares were converted into common stock during the three months ended March 31, 2025. Any activity associated with the Series B Convertible preferred Stock is classified as part of discontinued operations.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has no liabilities recorded for loss contingencies as of December 31, 2025.

The Company through its United Kingdom subsidiary is registered for Value Added Tax (“VAT”) in the United Kingdom under the accrual accounting scheme. Under this scheme, VAT output tax becomes due when invoices are issued, irrespective of cash settlement.

As of the reporting date, management has identified that the settlement of certain existing liabilities could give rise to an obligation to remit additional VAT to HM Revenue & Customs (“HMRC”) in respect of VAT already invoiced or collected.

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

Pursuant to the terms of the AmTrust Settlement Agreement, the Company agreed to (i) pay AmTrust a cash payment of $0.3 million (the “Settlement Sum”) within 20 days of the Effective Date, which was paid prior to December 31, 2025, and (ii) issue AFSI 50,971 shares of the Company’s common stock (the “AmTrust Settlement Shares”), within three business days of the Effective Date, which were issued. The AmTrust Settlement Shares had a fair value of $0.4 million (the “Shares Value”), based on the closing price of the Company’s common stock on the Effective Date, and are subject to customary anti-dilution protections, including adjustments for stock splits, combinations, and stock dividends. The Company recognized a loss on settlement of $0.7 million included within “General and administrative expenses” on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2025 relating to the AmTrust Settlement Agreement.

Within ten days after delivery of both the Settlement Sum and the AmTrust Settlement Shares, the parties agreed to file a joint stipulation of dismissal with prejudice of the Coverage Action, which was filed and granted on April 30, 2025.

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

In connection with the issuance of the AmTrust Settlement Shares and pursuant to the AmTrust Settlement Agreement, the Company agreed to provide AFSI with certain registration rights. Specifically, the Company was obligated to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC within 45 days of the Effective Date (i.e., prior to May 21, 2025) to register the resale of the AmTrust Settlement Shares (the “Resale Registration Statement”) and use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective within 60 days following the Effective Date, or, in the event of SEC notice that the Registration Statement will not be reviewed, by the third business day thereafter, which Resale Registration Statement was timely filed and became effective within the time period set forth in the AmTrust Settlement Agreement.

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

Pursuant to the Elray Settlement Agreement: (a) the Company agreed to acquire all 131,800 of the shares of its common stock (the “Elray Shares”) held by Elray, which were issued in March 2025, upon the conversion of 1,000,000 shares of Series B Convertible Preferred Stock which Elray then held (representing 23.1% of the Company’s then outstanding shares of common stock), in exchange for an aggregate settlement payment of $1.0 million, consisting of (i) $0.4 million payable to Elray within five business days of the Elray Settlement Agreement (the “Elray Payment”), which was paid, and (ii) $0.7 million payable to Luxor (“Luxor Payment”). Amounts due to Luxor will be payable by way of 20% of the proceeds raised by the Company in future capital raises until paid in full, but shall be paid no later than April 28, 2026 which payments have been paid to date); and (b) the Company, Elray, and Luxor exchanged mutual general releases from claims arising from prior negotiations and agreements, with limited exceptions for obligations under the Elray Settlement Agreement and confidentiality requirements.

In connection with the settlement, Elray agreed to deliver five stock powers authorizing cancellation of the Elray Shares, to be held in escrow and released proportionally at the option of the Company, as settlement payments are made, with all remaining shares canceled once the full amounts of the Elray Payment and Luxor Payment are made. The stock powers are to be released in tranches, with the stock power relating to the initial 46,130 Elray Shares eligible to be released from escrow upon payment of the Elray Payment, and the remaining four stock powers, each providing for the transfer of 21,418 shares, to be released upon the payment by the Company to Luxor of each additional $0.2 million. During the year ended December 31, 2025 the Elray Shares were returned to the Company and cancelled.

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

The Elray Settlement Agreement and related transactions were approved by the Board of Directors of the Company, as well as the Company’s Audit Committee, with Mr. Jay Goodman (a then member of the Board of Directors) abstaining. The Elray Settlement Agreement was determined to be a forward purchase contract, and was recognized as a liability under ASC 480. The settlement payment was at a price per share below fair market value, and therefore no loss was recognized. The Company recognized the $1.0 million repurchase amount in treasury stock.

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

Other Commitments

Woody Separation Agreement

On May 7, 2024, Dr. James N. Woody resigned as Chief Executive Officer and as a member of the Board of Directors and entered into a Separation and Release Agreement with the Company. In February 2025, the agreement was amended to provide for the issuance of restricted common stock in lieu of a contingent cash payment. All obligations under the amended separation agreement have been satisfied, and the related voting agreement expired during 2025.

Former Chief Executive Officer and Consulting Agreement

On September 4, 2025, the Company entered into a Separation and Release Agreement with Blair Jordan and Blair Jordan Strategy and Finance Consulting Inc. (the “Jordan Separation Agreement”). Pursuant to the Jordan Separation Agreement, the Company agreed to pay $1.4 million in cash and to provide certain releases and indemnification obligations.

The Company also agreed to grant 16,000 shares of restricted common stock to Jordan Consulting under the Company’s Third Amended and Restated 180 Life Sciences Corp. 2022 Omnibus Incentive Plan (the “Incentive Plan”), with such shares evidenced and documented by a Notice of Restricted Stock Grant and Restricted Stock Grant Agreement entered into between Jordan Consulting and the Company, and subject to vesting as follows: (a) 8,000 shares vest on January 1, 2026, subject to Jordan Consulting and Mr. Jordan’s continued service to the Company on such vesting date; and (b) 8,000 shares vest on December 31, 2026, subject to Jordan Consulting and Mr. Jordan’s continued service to the Company on such vesting date, provided that the Board of Directors accelerated the vesting of all such shares on June 17, 2025. The Company recognized $0.2 million of stock-based compensation related to these shares during the year ended December 31, 2025. On September 4, 2025, Mr. Blair Jordan, the then Chief Executive Officer of the Company, and Jordan Consulting entered into a Separation and Release Agreement with the Company (the “Jordan Separation Agreement”).

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

In consideration for agreeing to provide services under the Rudisill Employment Agreement, the Company agreed: (a) to pay Mr. Rudisill a base salary of $0.5 million per year, with such amount to be reviewed by the Board with the recommendation of the Compensation Committee, at least annually, and may be increased if the Board deems appropriate; (b) that Mr. Rudisill would be eligible to earn an annual discretionary bonus as established by the Board or Compensation Committee, which may consist of restricted stock units (RSUs) and/or cash payments; and (c) that Mr. Rudisill would be entitled to a change of control payment, equal to two percent (2%) of the greater of (i) the market capitalization of the Company on the closing date of a Change in Control (as defined below) or (ii) the total enterprise value (defined by the Company’s market capitalization on the closing date of a Change of Control, plus all outstanding debt, less cash). This Change in Control payment may consist of both RSU’s and/or cash, as determined by the Board or Compensation Committee. For the purposes of the Rudisill Employment Agreement, a “Change in Control” means either (i) a merger or consolidation involving the Company (or one of its subsidiaries where the Company issues shares), unless the transaction is solely for changing the Company’s domicile or results in the Company’s stockholders retaining more than 50% of the voting power in the surviving or parent corporation immediately after the transaction, or (ii) the sale, lease, transfer, exclusive license, or other disposition of all or substantially all of the Company’s or its subsidiaries’ assets or equity, including through the sale or disposition of subsidiaries holding substantially all such assets, except where the transfer is to a wholly-owned subsidiary, provided that transactions carried out principally for bona fide equity financing purposes, where the Company receives cash or debt is cancelled or converted (or a combination thereof), will not constitute a Change in Control.

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

The Company shall pay the Asset Manager a monthly asset-based fee (the “Asset-based Fee”) equal to 2% per annum of the average daily net asset value of the Account Assets under management, payable in advance on the first business day of each calendar month; provided, however, that the minimum Asset-based Fee to be paid to the Asset Manager shall be $2.0 million per year. Fees are prorated for partial periods. Staked or liquid-staked assets are not treated differently for fee purposes. The Asset Manager will invoice the Company monthly and deduct fees directly from the account. The Asset-based Fee shall be calculated and invoiced to the Company by the Asset Manager in a commercially reasonable manner and in good faith, by reference to relevant prices on Coinbase taken at 12:00 UTC for each relevant day (or if not available, determined by the Asset Manager in a commercially reasonable manner and in good faith by reference to reputable industry sources). The Company also agreed to pay or reimburse the Asset Manager for all reasonable and documented expenses related to the operation of the account, which shall be paid or reimbursed by the Company out of the Account Assets.

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

Beginning with the AMA Effective Date, the Account Manager shall have the right to provide asset management services with respect to Account Assets that consist of at least 50% of the aggregate value of the Company’s assets until the value of the Company’s assets is $1.0 billion.

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

NOTE 15 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718 recognizes compensation cost for equity awards based on their grant-date fair value over the requisite service period.

Stock Options

A summary of the option activity is presented below:

	Years Ended December 31, 2025 and 2024
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)	Intrinsic Value
Outstanding, January 1, 2024	1,780	$6,339.48	9.0	-
Granted	2,000	19.50	-	-
Forfeited	(1,616)	-	-	-
Outstanding, December 31, 2024	2,164	289.34	9.0	-
Granted	1,201,195	29.96	-	-
Exercised	(49,000)	9.29	-	-
Forfeited	(7)	15,010	-	-
Outstanding, December 31, 2025	1,154,352	$31.23	9.58	$-

Exercisable, December 31, 2025	1,154,352	$31.23	9.58	$-

A summary of outstanding and exercisable stock options is presented below:

December 31, 2025
Stock Options Outstanding		Stock Options Exercisable
Exercise	Number of	Weighted Average	Number of
Price	Shares	Remaining Life in Years	Shares
$1,501.00	7	8.9	7
$5,168.00	71	7.9	71
$127.30	79	6.6	79
$32.20	919,764	9.8	919,764
$30.00	181,431	9.9	181,431
$19.50	2,000	6.2	2,000
$9.29	51,000	10.0	51,000
	1,154,352	9.83	1,154,352

The fair value of stock options granted during the year ended December 31, 2025 was estimated using the Black-Sholes option pricing model and the following key assumptions range: 1) volatility of 172.04% - 176.85% ; 2) an expected term of 5.4 years using the plain-vanilla simplified method; 3) dividend yield of 0%; and 4) a risk-free rate of 3.90% - 3.99%. The options had an aggregate fair value of $35.0 million at the grant date. The Company recognized stock-based compensation expense of $35.0 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, related to the amortization of stock options; this is included within “General and administrative expenses” on the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2025, there was no unrecognized compensation expense.

Cash Flows Related to Stock-Based Compensation

During the years ended December 31, 2025 and 2024, the Company received $0.5 million and $0, respectively, from the exercise of share options and similar instruments granted under share-based payment arrangements. The related excess tax benefits realized from stock options exercised during the same periods were $1.0 million and $0, respectively. Cash received from the exercise of share-based payment awards is reflected as a financing activity in the Consolidated Statements of Cash Flows. The tax benefits realized from stock options exercised are included in income tax expense and are reflected in operating cash flows in the period realized. For 2025 and 2024, the Company used $0, respectively, to settle equity instruments granted under share-based payment arrangements. Cash payments made to settle share-based awards are reflected as financing activities in the Consolidated Statements of Cash Flows for the periods presented. Stock-based compensation expense attributable to discontinued operations is excluded from the amounts presented above and is reflected within discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss.

Restricted Stock Units

A summary of RSU activity is presented below:

	Year Ended December 31, 2025
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	-	$-
Granted	312,190	17.01
Vested	(156,095)	17.01
Forfeited and cancelled	-	-
Nonvested at December 31, 2025	156,095	$17.01

On November 12, 2025, the Board of Directors approved grants of 312,190 RSUs to officers, employees and a consultant as compensation. The RSUs vest half upon grant and half on January 2, 2026. The Company valued the RSUs based on the stock price at grant which total $5.3 million.

During the year ended December 31, 2025, the Company recognized $2.7 million of stock-based compensation, related to outstanding RSUs. At December 31, 2025, the Company had $2.7 million of unrecognized expenses related to outstanding RSUs.

Stock-based Compensation

The effects of stock-based compensation on the Consolidated Statements of Operations and Comprehensive Loss and Consolidated Balance Sheets are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Statements of Operations and Comprehensive Loss
General and administrative	$213,447	$280
Total stock-based compensation expense	$213,447	$280

During the years ended December 31, 2025 and 2024, the Company recognized an income tax benefit of $4.1 million and $0, respectively, related to stock-based compensation expense.

NOTE 16 – STOCKHOLDERS’ (DEFICIT) EQUITY

Reverse Stock Splits

On October 14, 2025, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, in a ratio of 1-for-10, effective as of 12:01 a.m. Eastern Standard Time on October 20, 2025 (then “Reverse Stock Split”). Accordingly, each holder of common stock owned fewer shares of common stock as a result of the Reverse Stock Split. However, the Reverse Stock Split affected all holders of common stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholders’ ownership of common stock due to the treatment of fractional shares in the Reverse Stock Split. Therefore, voting rights and other rights and preferences of the holders of common stock were not affected by the Reverse Stock Split (other than as a result of the treatment of fractional shares, which were repurchased for cash by the Company). Common stock issued pursuant to the Reverse Stock Split remained fully paid and nonassessable, without any change in the par value per share.

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

In addition, the number of shares of common stock issuable upon exercise of stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plans), and the number of shares of common stock issuable upon exercise of warrants were proportionately adjusted, using the 1-for-10 ratio. In addition, the exercise price for each outstanding stock option and warrant was increased in inverse proportion to the 1-for-10 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee or warrant holder to the Company for the shares subject to the option or warrant remained approximately the same as the aggregate exercise price prior to the Reverse Stock Split, subject to the terms of such securities.

On February 16, 2024, at a Special Meeting of the Stockholders of the Company, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding shares of the Company’s common stock, par value $0.0001 per share, by a ratio of between one-for-four to one-for-forty, inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to February 16, 2025.

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

In addition, the number of shares of common stock issuable upon exercise of stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plans), and the number of shares of common stock issuable upon exercise of warrants were proportionately adjusted, using the 1-for-19 ratio. In addition, the exercise price for each outstanding stock option and warrant was increased in inverse proportion to the 1-for-19 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee or warrant holder to the Company for the shares subject to the option or warrant remained approximately the same as the aggregate exercise price prior to the 2024 Reverse Stock Split, subject to the terms of such securities.

The rights and privileges of the holders of shares of common stock are substantially unaffected by the Reverse Stock Splits.

All share and per share data in the accompanying Consolidated Financial Statements and accompanying notes have been retroactively adjusted to reflect the effect of the Reverse Stock Splits.

Equity Compensation Awards and Issuances

During the year ended December 31, 2025, the Company granted equity-based compensation awards to officers, directors, employees, and consultants, including restricted stock, restricted stock units, and stock options, pursuant to the Company’s equity incentive plans and related award agreements. Certain awards were subject to time-based vesting and continued service requirements, and in certain cases, vesting was accelerated upon approval by the Board of Directors. The Company recognized stock-based compensation expense related to these awards in accordance with applicable accounting guidance.

Board of Directors Approval of Restricted Stock Awards to Non-Executive Members

On March 7, 2025, the Compensation Committee and the Board approved the grant of 6,500 shares of restricted common stock to each of the current non-executive members of the Board of Directors as long-term compensation which vested to the holders thereof at the rate of ½ of such shares on each of July 1, 2025 and December 31, 2025, subject to continued service with the Company on such vesting dates. The Company also granted 3,000 shares of restricted common stock to an attorney which shall vest to the holder thereof at the rate of ½ of such shares on each of July 1, 2025 and December 31, 2025, subject to continued service with the Company on such vesting dates. Effective June 17, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, approved the accelerated vesting of 6,500 shares of Restricted Common Stock held by each of Stephen H. Shoemaker, Dr. Lawrence Steinman and Ryan Smith, each non-executive members of the Board of Directors, which were to vest at the rate of 1/2 of such shares on each of July 1, 2025 and December 31, 2025, subject to such persons continued service to the Company, as well as 3,000 shares of restricted common stock to an attorney which were to vest to the holder thereof at the rate of ½ of such shares on each of July 1, 2025 and December 31, 2025, subject to continued service with the Company on such vesting dates, and provided instead for such shares to vest in full as of June 17, 2025. The Company recognized an aggregate of $0.6 million of stock-based compensation related to these shares during the year ended December 31, 2025.

Board of Directors Approval of Restricted Stock Awards

Effective on June 17, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, (a) 16,758 shares of restricted common stock issued to Jordan Consulting for Blair Jordan, Chief Executive Officer of the Company; (b) 817 shares of restricted common stock issued to Eric R. Van Lent, Chief Accounting Officer of the Company; (c) 10,218 shares of restricted common stock issued to Ryan Smith, Lead Director; (d) 6,744 shares of restricted common stock issued to Stephen H. Shoemaker, director; (e) 4,496 shares of common stock issued to Dr. Lawrence Steinman, director; and (f) 1,839 shares of common stock issued to the Company’s outside legal counsel, which grants were approved by the Board of Directors effective on June 17, 2025. The Company recognized an aggregate of $0.03 million of stock-based compensation related to these shares during the year ended December 31, 2025.

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

Accelerated Vesting

On July 29, 2025, the Board, with the recommendation of the Compensation Committee of the Board, Effective on July 11, 2025 and July 12, 2025, the Board of Directors of the Company, approved the accelerated vesting of the shares and options, respectively, granted on June 17, 2025, which vested in full on such dates. The Company recognized additional stock-based compensation of $0.4 million related to the acceleration of vesting.

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

Adoption of the 2025 Omnibus Incentive Plan

On October 7, 2025, the shareholders of the Company voted for the adoption of the 2025 Omnibus Incentive Plan. Pursuant to this plan, on November 12, 2025, the Company granted, after recommendation of the by the Compensation Committee of the Company’s Board of Directors, 4,816,685 shares of common stock to officers, directors, employees and a consultant as compensation. The shares vest half upon grant and half on January 2, 2026. The Company issued an aggregate of 3,728,838 shares of restricted common stock, to reflect net vesting for tax withholding purposes which substantially reduces the grant award by the grantees’ effective tax rates as required by law.

Shares Cancelled

On January 30, 2025, the Company cancelled 239 shares previously issued to Tyche Capital LLC.

On June 12, 2025, 6,500 shares of common stock previously issued to a former director were forfeited and cancelled in connection with that individual’s resignation.

Shares Issued for Settlement of Liabilities

During the year ended December 31, 2025, the Company issued 75,287 shares of common stock for the settlement of liabilities related to the AmTrust Settlement Agreement, as described in Note 14 – Commitments and Contingencies.

Shares Issued for Placement Agent Services

In August 2025, the Company issued 90,711 shares of common stock to Clear Street LLC, its placement agent, as consideration for services rendered in connection with the August 2025 convertible debt financing. The shares were issued pursuant to the terms of the placement agent agreement and were not issued upon conversion or settlement of the Convertible Notes.

Conversion of Series B Convertible Preferred Stock

On March 27, 2025, Elray Resources, Inc., the sole holder of the Series B Convertible Preferred Stock of the Company, converted all then 1,000,000 outstanding shares of Series B Convertible Preferred Stock of the Company into 131,800 shares of common stock. See Note 13 – Series B Convertible Preferred Stock.

Exercise of Stock Options

 On October 28, 2025, Jordan Consulting for Blair Jordan, the former Chief Executive Officer of the Company, exercised options to purchase 41,000 shares of common stock.

Modification of Stock Option Awards

On September 15, 2025, Stephen H. Shoemaker resigned as a member of the Board of Directors. In connection with his resignation, the Board, with the recommendation of the Compensation Committee of the Board, approved an extension of the expiration date of options to purchase 165,000 shares of common stock at an exercise price of $0.929 per share (the “Options”), which were previously granted to Mr. Shoemaker, and which, absent such extension, would have expired three months after his resignation, to June 17, 2035, the ten year anniversary of the grant date of such Options. The extension was accounted for as an option modification. The incremental value of the option modification of $0.1 million was recorded as an expense.

Warrants

A summary of the common stock underlying the warrants activity (including both liability and equity classified instruments) is presented below (in thousands, except number of shares, exercise price, and years data):

	Years Ended December 31, 2025 and 2024
	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2024	1,240,678	$839.80	5.1	$1,832
Issued	6,100,138	17.40	-	-
Exercised	(1,207,274)	25.40	-	-
Expired	(66)	26,866.00	-	-
Outstanding, December 31, 2024	613,350	13.06	5.1	1,028
Issued	7,213,924	25.72	-	-
Exercised	(804,744)	13.23	-	-
Expired	(1,598)	43,499.00	-	-
Outstanding, December 31, 2025	7,020,932	$22.47	-	$7,607

Exercisable, December 31, 2025	7,020,932	$22.47	-	-

A summary of outstanding and exercisable common stock underlying the warrants is presented below:

December 31, 2025
Common Stock Underlying Warrants Outstanding		Common Stock Underlying Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$34.45	907,115	N/A	907,115
$32.30	405	N/A	405
$27.50	4,557,223	N/A	4,557,223
$26.50	540	0.7	540
$22.80	75	4.8	75
$0.01	1,555,574	N/A	1,555,574
	7,020,932	0.0	7,020,932

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

Securities Purchase Agreement

On July 29, 2025, the Company entered into a securities purchase agreement (the “SPA”) with certain accredited institutional investors (the “Purchasers”) pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement an aggregate of (i) 14,288,217 shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at an offering price of $26.50 per share (the “Stock Purchase Price”), and (ii) $26.499 per pre-funded warrant (collectively, the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,749,585 shares of Common Stock (the “Pre-Funded Warrant Shares”) (together, the “Private Placement”). The SPA provides that no Purchaser, together with its affiliates or anyone acting as a group with such purchaser, may beneficially own in excess of 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of the shares of Common Stock and/or Pre-Funded Warrants to such person on the Closing Date (as defined below). Pursuant to the SPA, the Purchasers could elect to pay the total purchase amount due for their Common Stock and Pre-Funded Warrants, in either cash, ETH (determined by dividing the aggregate purchase price payable, by the spot exchange rate for ETH on the business day immediately preceding the execution of the Purchase Agreement) or any combination thereof. The Company received aggregate ETH holdings of 41,685.60 ETH, with a value under the SPA of $171.3 million. The Company received gross cash proceeds of $253.7 million and paid fees and commissions of $1.7 million which were reflected as costs of capital. The Company also issued 322,643 shares of common stock to the placement agent.

The unfunded exercise price of each Pre-Funded Warrant will equal $0.0001 per underlying Pre-Funded Warrant Share. The exercise price and the number of shares of Common Stock issuable upon exercise of each Pre-Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Common Stock. The Pre-Funded Warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the Pre-Funded Warrants are fully exercised. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof (together with its affiliates or anyone acting as a group with such holder) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving prior written notice to the Company (61 days’ notice for increases), but not to any percentage in excess of 19.99%.

Strategic Advisor Agreements and Warrants

On July 29, 2025, and in connection with the launch of the Company’s digital asset treasury strategy, the Company entered into a Strategic Advisor Agreement with each of Pink Sands Group, LLC, Cyber, Moode LLC, Moon Cat, LLC, Zorba Investments LLC, Purple Poseidon LLC, Tentacle Holdings LLC, PCAO LLC, Johnny Foxtrot LLC and New Island Advisors LLC (collectively, the “Strategic Advisors” and the “Strategic Advisor Agreements”). Pursuant to the Strategic Advisor Agreements, the Strategic Advisors agreed to provide the Company advice from time to time regarding the ETH treasury strategy, including on ETH purchase and staking strategies and such other areas as may be mutually determined by the Strategic Advisor and the Company from time to time (the “Services”). In consideration for agreeing to provide the Services, the Company granted on the same day the Strategic Advisors warrants to purchase an aggregate of 4,557,223 shares of the Company’s Common Stock (the “Strategic Advisor Warrants”). In the event the Company consummates a debt offering within sixty (60) days of the closing of the August 4, 2025 private placement, the Company agreed to grant additional warrants to purchase shares of the Company’s Common Stock to the Strategic Advisors pursuant to the Strategic Advisor Agreements with an exercise price equal to the greater of (i) the conversion price of such Debt Offering and (ii) the minimum price required by Nasdaq at the time of execution of any such Debt Offering plus $1.25.

The Strategic Advisor Agreements include customary restrictions on the use of confidential information, limits of liability of each party, and customary representations and warranties of the parties. The Strategic Advisor Agreements have a term of 30 months, unless otherwise terminated with the mutual agreement of the parties, or by either party, upon the breach of the agreement by the other, and failure to cure within 10 days.

The per share exercise price of each Strategic Advisor Warrant is equal to $27.75, which is $1.25 above the Stock Purchase Price. The exercise price and the number of shares of Common Stock issuable upon exercise of each of the Strategic Advisor Warrants is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Common Stock. The Strategic Advisor Warrants are exercisable any time after Closing in cash or by means of a cashless exercise and will not expire until the date the Strategic Advisor Warrants are fully exercised. The Strategic Advisor Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof (together with its affiliates or anyone acting as a group with such Strategic Advisor) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving prior written notice to the Company (61 days’ notice for increases), but not to any percentage in excess of 19.99%.

In connection with the September 2025 Convertible Notes, the Company granted additional warrants to purchase an aggregate of 907,111 shares of the Company’s Common Stock (the “Subsequent Strategic Advisor Warrants”). The per share exercise price of each Subsequent Strategic Advisor Warrant is equal to $34.45, which is the Conversion Price of the September 2025 Convertible Notes. The exercise price and the number of shares of Common Stock issuable upon exercise of each of the Subsequent Strategic Advisor Warrants is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Common Stock. The Subsequent Strategic Advisor Warrants are exercisable any time in cash or by means of a cashless exercise and will not expire until the date the Subsequent Strategic Advisor Warrants are fully exercised. The Strategic Advisor Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof (together with its affiliates or anyone acting as a group with such Strategic Advisor).

The fair value of the Strategic Advisor Warrants and the Subsequent Strategic Advisor Warrants granted during the year ended December 31, 2025 was estimated using the Black-Sholes option pricing model and the following key assumptions range: 1) volatility of 194.3% - 194.37% ; 2) an expected term of 10 years; 3) dividend yield of 0%; and 4) a risk-free rate of 4.27% - 4.34%. The options had an aggregate fair value of $158.2 million at the grant date which was recognized as stock-based compensation expense for the year ended December 31, 2025.

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

The Sales Agreement provides that Clear Street will be entitled to aggregate compensation for its services of up to 3.0% of the gross sales price per share of all shares sold through Clear Street under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement. In addition, the Company has agreed to reimburse certain legal expenses incurred by Clear Street in connection with execution of the Sales Agreement in an amount up to $0.1 million, in addition to certain ongoing legal expenses. Either party can terminate the Sales Agreement under certain conditions, such as material adverse changes, failure to perform obligations, trading suspensions, or other market or regulatory events. Both the Company and Clear Street can also end the agreement at any time with 10 days’ notice.

No assurance can be given that the Company will sell any shares of common stock under the Distribution Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place.

During the year ended December 31, 2025, the Company sold an aggregate of 1,305,467 shares of the Company’s common stock under the Sales Agreement for net proceeds of approximately $47.2 million.

Stock Repurchase Program

On August 22, 2025, the Board of Directors of the Company authorized and approved the ATM Program, authorizing a stock repurchase program for up to $250.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is scheduled to expire upon the earliest of (i) June 30, 2026, (ii) when a maximum of $250.0 million of the Company’s common stock has been repurchased, or (iii) when such program is discontinued by the Board of Directors.

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

During the year ended December 31, 2025, a total of 2,099,471 shares of common stock, for aggregate proceeds of $46.3 million were repurchased by the Company.

NOTE 17 – RELATED PARTIES

The Company enters into transactions with related parties, including its officers, directors, and entities affiliated with such individuals.

Accounts Payable

As of December 31, 2025 and 2024, accounts payable to related parties were $0.02 million and $0.05 million respectively. These primarily relate to amounts due to certain officers and directors for deferred compensation and reimbursable expenses.

Other Related Party Transactions

During the year ended December 31, 2025, the Company entered into additional transactions with related parties, including settlement agreements, consulting and separation arrangements, and equity based compensation awards involving officers, directors, or entities affiliated with such individuals. These transactions are described in further detail in Note 14 – Commitments and Contingencies and Note 16 – Stockholders’ (Deficit) Equity.

NOTE 18 – DISCONTINUED OPERATIONS

During the period presented, the Company executed actions to abandon its pharmaceutical research operations and the Gaming Technology Platform which met the criteria to be classified as discontinued operations in accordance with ASC 205-20.

Termination and Settlement of Research and License Agreements

Research License Terminations

During the fourth quarter of 2025, the Company terminated multiple research and license arrangements related to its pharmaceutical research operations.

On October 29, 2025, the Kennedy Trust for Rheumatology Research (“Kennedy Trust”) provided the Company notice of the termination of a patent license agreement between the Company and the Kennedy Trust in connection with rheumatology research, which termination will become effective on December 29, 2025.

On November 11, 2025, Yissum and the Company terminated the Research and License Agreement dated May 13, 2018 between the Company (formerly 180 Life Sciences Corp./Cannbiorex Pharmaceuticals Corp.). Pursuant to the agreement, Yissum confirmed that it agreed to the discontinuation of all of the Company’s obligations to fund the ongoing patent expenses with respect to the licensed patents and to return of licensed technology.

Assignment and Settlement with Oxford University

On November 6, 2025, the Company and CannBioRex Pharma Limited, a  company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of the Company (“CannBioRex”), entered into an Assignment and Settlement Agreement (the “Oxford Assignment Agreement”) dated November 5, 2025, with the Chancellor, Masters and Scholars of the University of Oxford (“Oxford”) and Oxford University Innovation Limited, a wholly-owned subsidiary of Oxford University (“OUI”). Pursuant to the Agreement, the Company has agreed to (i) terminate a 2013 license agreement between OUI and the Company (then known as 180 Life Sciences Corp.), pursuant to which the Company was granted certain rights under OUI’s patent related to the treatment of Dupuytrens’s Disease (the “OUI Patent”) and the use of clinical data generated by Oxford in clinical trials; (ii) assign all of the Company’s intellectual property rights relating primarily to the treatment of Dupuytrens’s Disease, including a patent relating to the Dupuytren’s Contracture indication (the “Company IP”), to OUI; and (iii) terminate a series of research sponsorship, research support, and studentship agreements between Oxford, the Company, and CannBioRex (collectively, the “Research Agreements”).

The Oxford Assignment Agreement requires the Company to pay Oxford, within seven days after execution, an initial payment of $0.5 million which has been paid, to be applied toward the repayment of $1.7 million in unpaid research fees owed by CannBioRex to Oxford pursuant to the Research Agreements (the “Research Fees”). The payments required under the Oxford Assignment Agreement represent exit or disposal cost obligations related to the Company’s discontinued pharmaceutical research operations. Accordingly, such costs have been included in the results of discontinued operations. Pursuant to the Oxford Assignment Agreement, OUI has agreed to use its commercially reasonable best endeavors to promptly negotiate and finalize (and will not intentionally delay or interfere with) the sale of the OUI Patent and Company IP. If any party acquires ownership or exclusive rights in the Company IP within 36 months of the date of the Agreement, OUI will apply the amount received from such sale, first to the full repayment of the balance of the Research Fees to Oxford, and thereafter fifty percent of the remaining net revenues to the Company, up to a maximum net revenue share of $5.0 million.

The Oxford Assignment Agreement includes a mutual release and settlement of claims, customary representations of each of the parties, and mutual confidentiality provisions. In addition, the Company has agreed to indemnify OUI and Oxford against any third party claims against them by the Company’s shareholders or by Glenn Larsen (former chief executive officer of the Company’s subsidiary, 180 Therapeutics L.P.) arising from the Oxford Assignment Agreement, the termination of the License Agreement and Research Agreements, or the assignment of the Company IP to OUI.

These terminations and settlement arrangements relate solely to the Company’s discontinued operations and are reflected in the summarized financial information presented above.

Expected Manner and Status of Disposal

As of December 31, 2025, the Company abandoned its pharmaceutical research operations. The abandonment was effected through the Assignment and Settlement with Oxford University, pursuant to which the Company terminated all license and research agreements related to the operations and assigned all related intellectual property rights. Following these actions, the Company no longer has the ability or intent to derive economic benefit from these operations.

With respect to the Gaming Technology Platform, the Company does not intend to sell the related assets to a third party. During the year ended December 31, 2025, management determined that the related intangible assets were not recoverable based on expected future cash flows and impaired the Gaming Technology Platform intangible assets in full. The Company determined that the Gaming Technology Platform will be disposed of other than by sale, in this case through abandonment. In accordance with ASC 205-20, the Gaming Technology Platform was considered held and used until the date of abandonment. As of December 31, 2025, the Company abandoned the Gaming Technology Platform, as evidenced by the termination of all related activities and the full impairment of the related intangible assets. Any potential proceeds from a future sale of the discontinued operations are not reflected in the financial statements.

Continuing Involvement

The Company does not have any significant continuing involvement or material contingent liabilities with the discontinued operations, other than activities necessary to market the assets for potential sale.

Financial Information of Discontinued Operations

Summarized balance sheet information of discontinued operations is below (in thousands):

	December 31,
	2025	2024

Cash and cash equivalents	$12	$18
Prepaid expenses and other current assets	10	79
Current assets of discontinued operations	22	97
Intangible assets[1]	-	7,622
Total assets of discontinued operations	$22	$7,719

Accounts payable	$8	$1,628
Accounts payable – related parties	1,185	631
Accrued expenses	32	435
Loan payable –current portion	7	147
Current liabilities of discontinued operations	1,232	2,841
Loan payable –noncurrent portion	-	7
Total liabilities of discontinued operations	$1,232	$2,848

(1)	Consists of Gaming Technology Platform intangible assets pursuant to the September 2024 Asset Purchase Agreement with Elray, which were impaired in full during the year ended December 31, 2025.

The statements of operations of discontinued operations are summarized below (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$(598)	$(1,401)
Research and development - related parties	(417)	(568)
General and administrative	(166)	64
Loss from operations	(1,181)	(1,905)
Other income	-	1,033
Interest expense	(72)	(15)
Change in fair value of preferred stock liability	-	(1,577)
Loss on asset impairment	(7,622)	(1,527)
Gain on settlement of debt	1,885	139
Income tax benefit	-	298
Net loss from discontinued operations	$(6,990)	$(3,554)

NOTE 19 – SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date through the date the financial statements were issued.

Aircraft Engine Purchase Agreement

On January 17, 2026, the Company, through a newly formed wholly owned subsidiary, acquired two CFM56-7B24 aircraft engines (together with related records and equipment) from an unaffiliated seller pursuant to an Engine Sale and Purchase Agreement. The engines were acquired for an aggregate purchase price of $12.2 million in cash, subject to certain adjustments. The engines are subject to lease arrangements that were assigned to the Company as part of the acquisition, and the Company entered into a servicing agreement with an affiliate of the seller to manage the engines during the lease term, in exchange for a monthly fee.

Zippy Manufactured Home Loan Portfolio Acquisition

On January 30, 2026, the Company, through its wholly owned subsidiary, ETHZilla Modular Mortgage LLC, acquired 95 manufactured and modular home loans (together with the related first-lien mortgages) from Zippy Manufactured Home Credit Fund I L.P. pursuant to a Loan Purchase Agreement, for an aggregate purchase price of $4.7 million in cash (equal to 104% of the outstanding principal balance as of January 29, 2026). The loans are serviced by Zippy Loans, LLC, an affiliate of the seller, and the Company currently intends to tokenize the loans into a manufactured home loan token and make it available on Liquidity.io.

Eurus Aero Token I Offering

On February 12, 2026, ETHZilla Aerospace LLC launched a private offering of up to approximately $11.7 million in profit participation interests issued as cryptographic digital tokens on the Arbitrum Ethereum Layer 2 network. The Aero Tokens provide holders with contractual rights to pro rata distributions from the net cash flows generated by two CFM56-7B24 aircraft engines. Payments are derived from monthly lease collections and, upon a liquidity event, proceeds from the sale of the engines. The obligations are secured by collateral that includes the engines, related lease receivables, reserves, and insurance proceeds.

Change in Company Name

On February 24, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, to effect a change of its name from “ETHZilla Corporation” to “Forum Markets, Incorporated.” Effective March 2, 2026, the Company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “FRMM,” replacing the ticker symbol “ETHZ.”

ETHZilla Auto Loans Revolving Warehouse Credit Facility

On March 5, 2026, ETHZilla Auto Loans LLC (“ETHZilla Auto Loans”), a wholly owned subsidiary, entered into a Warehouse Facility Agreement, dated as of March 3, 2026 (the “WFA”), with Anchored Finance, LLC, a Connecticut limited liability company (“Anchored Finance”), pursuant to which ETHZilla Auto Loans, as lender, agreed to provide Anchored Finance, as borrower, with a revolving warehouse credit facility (the “Warehouse Facility”) in an initial commitment amount of up to $10.0 million. The Warehouse Facility is intended to provide interim financing for eligible auto loan receivables originated through Automatic USA, an automated auto finance platform partnered with Karus, Inc., an artificial intelligence-driven credit analytics platform in which Forum holds approximately a 20% equity interest. The auto loan receivables financed under the Warehouse Facility may be originated through the Automatic USA platform, pending such auto loan receivables’ sale or other disposition. The WFA has an initial term of 12 months from the closing date and automatically renews for successive six-month periods unless either party provides at least 60 days’ prior written notice of non-renewal. Advances under the Warehouse Facility are subject to a borrowing base tied to the value and eligibility of the underlying auto loan receivables. As security for its obligations, Anchored Finance has granted ETHZilla Auto Loans a continuing first-priority security interest in the receivables financed under the Warehouse Facility and all related collateral. As of the date of this filing, no advances have been made.

Sales of ETH

Between January 1, 2026 and March 31, 2026, the Company sold approximately 57,359 ETH for an aggregate of $114.5 million, at an average price of $1,997 per ETH. As of March 31, 2026, the Company held approximately 12,441 ETH on its balance sheet which is collateral on crypto collateralized loan.

Common Stock Transactions

Subsequent to December 31, 2025 the Company sold 1,335,766 shares of common stock under the Sales Agreement for net proceeds after fees of approximately $5.2 million at an average price of $3.87 per share. The Company also cancelled 34,886 shares of common stock related to tax withholdings on common stock awards.