Form 10-Q
period 2026-03-31
FORUM MARKETS Inc
filed 2026-05-15
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-38105

Forum Markets, Incorporated (formerly ETHZilla Corporation)

(Exact name of registrant as specified in its charter)

Delaware	90-1890354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2875 South Ocean Blvd Suite 200 Palm Beach, FL	33480
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 507-0669

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FRMM	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2026, 14,542,979 shares of the registrant’s common stock were issued and outstanding.

FORUM MARKETS, INCORPORATED,
FORMERLY ETHZILLA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), contains forward-looking statements under federal securities laws, including within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “targets,” “scheduled,” “anticipates,” “soon,” “goal,” “intends,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report, including those factors described under the heading “Risk Factors” contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2026 (the “Annual Report”), and our other filings with the SEC.

In particular, forward-looking statements include, but are not limited to, statements that are not statements of current or historical facts, such as statements relating to the Company’s consideration of strategic alternatives and the Company’s ability to execute its plans, undertake tokenization activities and achieve future performance.

Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

●	failure to realize the anticipated benefits of the tokenization of real-world assets (“RWAs”);

●	the Company’s ability to expand into new markets, including the tokenization of RWAs, the timing and costs associated therewith, and regulatory compliance costs, compliance and issues related thereto;

●	the concentration of digital assets with custodians and service providers, including insolvency, non-performance, and limits on insurance coverage;

●	risks relating to the Company’s recent acquisitions and strategic investments;

●	our ability to identify, evaluate, and consummate strategic alternatives, including acquisitions, mergers, sales of the Company or material assets of the Company, strategic partnerships, capital raises and distributions of the Company’s capital and assets;

●	the performance of the Eurus Aero Token I (the “Aero Token”) or future tokens that we develop, including anticipated yields thereof;

●	digital asset market and network dynamics risks, including the slowing or stopping of the development or acceptance of blockchain networks and blockchain assets would have an adverse material effect on the successful development and adoption of the Company’s tokens;

●	failure to realize the anticipated benefits of the Company’s digital asset holdings and tokenization strategies;

●	our ability to raise sufficient capital to support our operations, fund growth initiatives and repay outstanding indebtedness;

●	the Company’s ability to achieve profitable operations;

●	the potential need for changes in our long-term strategy in response to future developments;

●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;

●	expectations regarding the capitalization, resources and ownership structure of the Company;

●	the Company’s ownership of digital assets, the Company’s current and anticipated yield strategies, including its participation in decentralized finance industry (“DeFi”) protocols and tokenization of RWAs;

●	fluctuations in the market price of Ether (“ETH”), the native cryptocurrency of the Ethereum blockchain, that will impact the Company’s accounting and financial reporting;

●	government regulation of cryptocurrencies, digital assets, and tokenized securities, including evolving SEC interpretations thereof;

●	constrained access to banking or capital markets for digital asset-related companies;

●	the Company’s ability to repurchase shares of common stock, the timing thereof, purchase price thereof, and the fact that repurchases may not be undertaken under the stock repurchase program;

●	risks associated with the Company’s debt, liens, secured obligations and collateral provided in connection therewith;

●	exchange listing requirements and compliance;

●	changes in business, market, financial, political and regulatory conditions;

●	risks relating to the Company’s over-the-counter transactions, including the Company’s ability to repay such facilities, covenants associated therewith and security interests associated therewith, including security interests over certain of our cash and ETH;

●	risks relating to the Company’s at-the-market equity offering (the “ATM Program”), including potential downward pressure on the Company’s stock price associated therewith;

●	dilution associated with equity offerings and convertible instruments;

●	risks relating to the Company’s operations and business, including the highly volatile nature of the price of ETH and other cryptocurrencies;

●	the risk that the Company’s stock price may be highly correlated to the price of the digital assets that it holds;

●	risks related to increased competition in the industries in which the Company does and will operate;

●	risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally;

●	dependence on access to reliable, low-cost electricity and hosting, uninterrupted internet activity, and the integrity and availability of the Ethereum network;

●	utility rate structures, curtailments, grid constraints and weather events;

●	evolving U.S. and foreign laws and policies applicable to digital assets, custody, staking, market structure, sanctions/anti-money laundering (“AML”), securities and commodities regulation, and tax treatment, and possible conflicting or extraterritorial regulations, potential investigations and litigation;

●	changes in the accounting treatment and taxation of the Company’s ETH and other digital asset holdings;

●	accounting risks associated with fair value measurements and potential impairment charges;

●	our ability to remediate a material weakness in our internal control over financial reporting and maintain an effective system of internal control over financial reporting;

●	cybersecurity incidents or technological difficulties which may compromise systems and secondary market platforms, digital wallets, custodial accounts, or third-party service providers;

●	token transactions may be irreversible and losses due to fraudulent or accidental transactions may not be recoverable;

●	potential litigation involving the Company;

●	global economic conditions;

●	geopolitical events and regulatory changes;

●	the concentration of digital assets with custodians and service providers, including insolvency, non-performance, and staking-related penalties and liquidity constraints;

●	the possibility that the Company could be classified as an investment company or again be deemed a shell company;
●	vulnerabilities in smart contracts, blockchain protocol changes or forks, and the limited operating history of the Company’s tokenization activities;

●	the Company’s stock trading at a premium or discount to the value of its digital asset holdings, and competition from spot ETH exchange-traded products;

●	access to additional financing, and the potential lack of such financing; and

●	the Company’s ability to raise funding in the future and the terms of such funding, including dilution caused thereby.

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

General Information

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements (the “Condensed Consolidated Financial Statements”) included elsewhere in this Report, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, and in our most recent Annual Report.

This information should be read in conjunction with the interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Report, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information and have not commissioned any such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to the Company, are also based on our good faith estimates.

v

See also “Cautionary Statement Regarding Forward-Looking Statements”, above, which includes information on forward-looking statements used herein and other matters which are applicable to this Report, including, but not limited to this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Forum Markets”, and “Forum Markets, Incorporated” refer specifically to Forum Markets, Incorporated, formerly ETHZilla Corporation and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

“SEC” refers to the United States Securities and Exchange Commission; and

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

We use, and will continue to use, our website (https://forum-markets.com), press releases and various social media channels, including our X account (x.com/forum markets) and our LinkedIn account (https://www.linkedin.com/company/forummarkets/), as additional means of disclosing public information to investors, the media and others interested in the Company. It is possible that certain information that we post on our website, disseminated in press releases and on social media could be deemed to be material information, and we encourage investors, the media and others interested in the Company to review the business and financial information that we post on our website and disseminate in press releases and on the social media channels identified above, as such information could be deemed to be material information. The contents on our website and our social media channels are not incorporated by reference into this Report and should not be considered a part of this Report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FORUM MARKETS INC., FORMERLY ETHZILLA CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$65,905	$8,018
Restricted cash equivalents	-	1,016
Accounts receivable	375	-
Loans receivable	11,458	-
Prepaid expenses and other current assets	4,531	4,514
Current assets of discontinued operations	256	22
Total Current Assets	82,525	13,570
Marketable securities	31,771	4,411
Non-marketable securities	45,718	45,718
Digital assets	28,307	61,587
Staking receivables	-	181,011
Property and equipment, net	17,556	-
Right of use assets - operating	1,734	-
Total Assets	$207,611	$306,297
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$436	$1,539
Accounts payable – related parties	15	17
Accrued expenses	11,497	6,377
Right of use liabilities - operating	903	-
Loans payable - current portion	251	251
Collateralized loan - current portion	-	31,513
Current liabilities of discontinued operations	223	1,232
Total Current Liabilities	13,325	40,929
Collateralized loan - non current	25,950	25,950
Total Liabilities	39,275	66,879
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class B, Class C and Class K preferred stock)	-	-
Class B Convertible Preferred stock liability, $0.001 par value, 0 and 1,000,000 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Class C Preferred Stock; 1 share authorized, 0 issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Class K Preferred Stock; 1 share authorized, 0 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.0001 par value; 5,000,000,000 shares authorized; 20,313,111 and 19,012,231 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	839,837	834,453
Accumulated other comprehensive income	(3,195)	(2,993)
Accumulated deficit	(668,308)	(592,044)
Total Stockholders’ Equity	168,336	239,418
Total Liabilities and Stockholders’ Equity	$207,611	$306,297

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

FORUM MARKETS INC., FORMERLY ETHZILLA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue:
Aircraft engine rental revenue	$1,088	$-
Staking revenue	1,771	-
Total Revenue	2,859	-

Operating Expenses:
General and administrative	7,492	1,967
Total Operating Expenses	7,492	1,967
Loss From Operations	(4,633)	(1,967)

Other (Expense) Income:
Dividend income	54	-
Interest income	104	-
Other income	-	6
Interest expense	(1,000)	-
Other expense	(2,231)	-
Change in fair value of derivative liabilities	(11,010)	-
Change in fair value of available for sale securities	46	-
Digital asset gains and losses	(6,342)	-
Change in fair value of long term receivable derivative	(48,637)	-
Loss on make whole provision	(3,885)	-
Total other (expense) income, net	(72,901)	6
Loss Before Income Taxes	(77,534)	(1,961)
Income tax expense (benefit)	-	-
Net Loss From Continuing Operations	(77,534)	(1,961)
Net Income (Loss) From Discontinued Operations	1,270	(408)
Net Loss	(76,264)	(2,369)

Other Comprehensive Loss:
Foreign currency translation adjustments	(202)	(65)
Total other comprehensive income (loss)	(202)	(65)
Total Comprehensive Loss	$(76,466)	$(2,434)

Basic and Diluted Net Loss per Common Share
Continuing operation	$(3.64)	$(5.54)
Discontinued operation	$0.06	$(1.15)
Weighted Average Number of Common Shares Outstanding:
Basic	21,300,374	353,933
Diluted	21,300,374	353,933

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

FORUM MARKETS INC., FORMERLY ETHZILLA CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(In thousands)

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2026	-	$-	19,012,231	$2	$834,453	$(2,993)	$(592,044)	239,418
Shares issued for cash, net	-	-	1,335,766	-	5,503	-	-	5,503
Common stock cancelled for withholding taxes	-	-	(34,886)	-	(223)	-	-	(223)
Stock based compensation	-	-	-	-	104	-	-	104
Comprehensive loss:
Net loss	-	-	-	-	-	-	(76,264)	(76,264)
Other comprehensive loss	-	-	-	-	-	(202)		(202)
Balance – March 31, 2026	-	$-	20,313,111	$2	$839,837	$(3,195)	$(668,308)	$168,336

	Series B Preferred		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2025	1,000,000	$-	317,705	$-	$153,692	$(2,917)	$(141,523)	$9,252
Cancelled shares	-	-	(239)	-	-	-	-	-
Shares issued for settlement of liabilities	-	-	24,317	-	310	-	-	310
Stock based compensation	-	-	45,000	-	578	-	-	578
Conversion of Series B Convertible Preferred Stock	(1,000,000)	-	131,800	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	(2,369)	(2,369)
Other comprehensive loss	-	-	-	-	-	(65)	-	(65)
Balance – March 31, 2025	-	$-	518,583	$-	$154,580	$(2,982)	$(143,892)	$7,706

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

FORUM MARKETS INC., FORMERLY ETHZILLA CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities
Net loss from continuing operations	$(77,534)	$(1,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	104	578
Depreciation and amortization	473	-
Amortization of loan premiums	2	-
Change in fair value of long term receivable derivative	48,637	-
Digital asset gains and losses	6,342	-
Change in fair value of available for sale securities	(46)	-
Change in fair value of derivative liability	11,010	-
Non-cash staking and incentive revenue	460	-
Loss on make whole provision	3,885	-
Changes in operating assets and liabilities:
Accounts receivable	(375)	-
Prepaid expenses and other current assets	(12,308)	220
Right of use asset – operating lease	72	-
Accounts payable	(2,007)	(23)
Accounts payable - related parties	(3)	30
Accrued expenses	1,013	263
Total adjustments	57,259	1,068
Net cash used in operating activities from continuing operations	(20,275)	(893)
Net cash provided by (used in) operating activities from discontinued operations	(175)	6
Net cash used in operating activities	(20,450)	(887)

Cash Flows from Investing Activities
Purchases of marketable securities	(27,313)	-
Purchases of digital assets	(757)	-
Sale of cryptocurrency	128,096	-
Purchase of loans receivable	(11,455)	-
Repayment of loans receivable	60	-
Purchase of property and equipment	(16,813)	-
Net cash provided by investing activities from continuing operations	71,818	-
Net cash provided by investing activities from discontinued operations	-	-
Net cash provided by investing activities	71,818	-

Cash Flows from Financing Activities
Proceeds from shares issued for cash, net	5,503	-
Net cash provided by (used in) financing activities from continuing operations	5,503	-
Net cash used in financing activities from discontinued operations	-	(3)
Net cash provided by (used in) financing activities	5,503	(3)

Net Change In Cash, cash equivalents and restricted cash equivalents	56,871	(890)
Cash, cash equivalents and restricted cash equivalents - Beginning of Period	9,034	4,567
Cash, cash equivalents and restricted cash equivalents - End of Period	$65,905	$3,677

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$-	$12

Non cash investing and financing activities
Shares issued for settlement of liabilities	$-	$310
Reclassification of deposit for aircraft engines	$1,216	$-
Loan proceeds received in cryptocurrency	$67,039	$-
Loan repayments denominated in cryptocurrency	$98,552	$-
Capitalization of ROU assets and liabilities - operating	$1,806	$-
Common stock cancelled for withholding taxes	$223	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

FORUM MARKETS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Forum Markets, Inc. (formerly ETHZilla Corporation) (the “Company”) was incorporated in the State of Delaware on September 7, 2016.

On February 24, 2026, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation to change the Company’s name from “ETHZilla Corporation” to “Forum Markets, Incorporated,” which became effective at 12:01 a.m. Eastern Time on February 25, 2026. Effective March 2, 2026, the Company’s common stock (“Common Stock”) began trading on The Nasdaq Capital Market under the ticker symbol “FRMM,” replacing the ticker symbol “ETHZ.”

The Company’s continuing operations consist primarily of the development of a blockchain-based platform focused on the acquisition, structuring, and tokenization of RWAs, including assets such as aerospace equipment, auto loans, manufactured home loans, and commercial real estate and land, which the Company intends to structure into regulated, tokenized financial products.

During 2025, the Company determined to discontinue its historical pharmaceutical research activities and to cease pursuing commercialization of the blockchain-based gaming technology platform (the “Gaming Technology Platform”) acquired in September 2024. The assets and liabilities and results of operations related to these activities have been classified as discontinued operations for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and entities in which the Company has a controlling financial interest. They have been prepared in accordance with GAAP. The Company reports financial results in U.S. dollars.

The Company consolidates entities in which it holds a controlling financial interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. As of March 31, 2026, the Company conducts its continuing operations directly through the parent entity. All intercompany transactions and balances have been eliminated in consolidation.

The Condensed Consolidated Financial Statements, in the opinion of management, reflect all adjustments, which include normal and recurring adjustments, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented herein.

Additional information regarding the Company’s significant accounting policies is included in the Company’s Annual Report.

Use of Estimates

The preparation of accompanying financial statements, in conformity with GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates and assumptions used in these Condensed Consolidated Financial Statements include, but are not limited to, the fair value of financial instruments (including staking receivables and convertible debt), the valuation of the Company’s digital assets, warrants, options, and embedded derivatives. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Digital Assets

The Company accounts for crypto assets within the scope of ASC 350-60, Intangibles – Goodwill and Other – Crypto Assets (“ASC 350-60”), at cost with subsequent measurement at fair value, with changes in fair value recognized in earnings. Certain liquid staking arrangements are accounted for as non-monetary receivables with embedded derivatives, which are separated and accounted for under ASC 815, Derivatives and Hedging (“ASC 815”).

Cash, Cash Equivalents and Restricted Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents, including certificates of deposits and United States Treasury securities. As of March 31, 2026 and December 31, 2025, cash and cash equivalents totaled $65.9 million and $8.0 million, respectively. As of March 31, 2026, the Company had no restricted cash equivalents, as the $1.0 million of restricted cash equivalents previously pledged as collateral against the Company’s convertible debt were held in controlled accounts at December 31, 2025, and were released to the Company in January 2026.

Concentrations of Credit Risk

The Company is subject to concentration of credit risk arising from its cash and cash equivalents, digital assets, and related counterparties, including financial institutions, custodians, and participants in liquid staking protocols. Cash balances may, at times, exceed federally insured limits. The Company mitigates this risk by placing cash with high-credit-quality financial institutions.

The Company also holds digital assets, including ETH, with third-party custodians and participates in liquid staking arrangements through third-party protocols. These arrangements expose the Company to risks related to counterparty nonperformance, custodian insolvency, and protocol-level events.

As of March 31, 2026, the Company’s maximum exposure to loss related to these concentrations, assuming complete nonperformance by counterparties and no recovery of collateral, consists primarily of (i) cash and cash equivalents, including restricted cash equivalents, with a carrying value of approximately $65.9 million, and (ii) digital assets held with third-party custodians with a carrying value of approximately $28.3 million.

The Company has not recognized an allowance for credit losses related to cash and receivable-type balances, including staking receivables, as of March 31, 2026.

Segment Reporting

ASC 280, Segment Reporting (“ASC 280”), requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources and assess performance.

Segment information is prepared on the same basis that the Company’s Chief Executive Officer (“CEO”), who serves as the CODM, manages the business, evaluates financial results, and makes key operating decisions. The Company has a single reportable operating segment based on how the CODM reviews financial performance and allocates resources. All assets of the Company’s continuing operations are managed on a consolidated basis.

The CODM uses net income to evaluate and make key operating decisions. Because the Company has a single reportable segment and the measure of segment profit or loss is consolidated net income, the required disclosures under ASC 280 are presented on a consolidated basis. Accordingly, no additional disaggregated segment disclosures are required.

Aircraft Engine Acquisition

The Company, through its wholly-owned subsidiary, ETHZilla Aerospace LLC, acquired three aircraft engines and related equipment in transactions accounted for as asset acquisitions. The aircraft engines are recorded at cost, including transaction costs directly attributable to the acquisition, and are presented within “Property and equipment, net” on the Condensed Consolidated Balance Sheets.

At the time of acquisition, the aircraft engines were subject to existing lease arrangements, which were assumed by the Company in connection with the transactions. The Company retained the prior classification of the leases as operating leases. Accordingly, the aircraft engines are depreciated on a straight-line basis over their estimated useful lives. Management reviews estimated useful lives and residual values periodically and revises such estimates prospectively, when appropriate.

Lease revenue is recognized in accordance with ASC 842, Leases (“ASC 842”). Lease income consists of fixed lease payments and variable consideration based on engine usage. Fixed lease payments are recognized on a straight-line basis over the lease term, while variable lease payments are recognized in the period in which the underlying usage occurs. Lease revenue is recognized only from the date control of the aircraft engines transfers to the Company and is presented within “Aircraft engine rental revenue” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has entered into third-party servicing arrangements related to the aircraft engines. Fees associated with these servicing arrangements are expensed as incurred.

The aircraft engines are evaluated for impairment in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”) whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset.

Eurus Aero Tokens

The Company, through its wholly owned subsidiary, ETHZilla Aerospace LLC, issued profit participation interests in the form of cryptographic digital tokens (the “Eurus Aero Tokens”) that entitle holders to receive pro rata cash distributions derived from net cash flows generated by specified aircraft engines, including lease income and proceeds from a potential liquidity event. The Eurus Aero Tokens do not represent equity interests in the Company and do not convey voting or governance rights. Proceeds received from the issuance of the Eurus Aero Tokens are initially recorded as a liability, as the tokens represent contractual obligations to remit future cash flows to token holders. The liability is reduced as distributions are paid or become payable in accordance with the token documentation.

Warehouse Facility

The Company, through its wholly owned subsidiary, ETHZilla Auto Loans LLC (“ETHZilla Auto Loans”), provides a revolving warehouse credit facility (the “Warehouse Facility”) to Anchored Finance, LLC (“Anchored Finance”) which is engaged in the business of funding auto loan receivables. Advances under the Warehouse Facility are secured by a first-priority perfected security interest in the underlying eligible receivables and related proceeds. The Company determined that advances made under the Warehouse Facility are classified as held for investment. As such, the loans will be reported on the balance sheet at their amortized cost basis.

In accordance with ASC 310, Receivables (“ASC 310”), loan receivables are recognized when advances are funded and are subsequently measured at amortized cost, net of an allowance for expected credit losses, as applicable. Interest income on funded advances is recognized over time using the effective interest method and presented as “Interest income” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Warehouse Facility also provides for commitment fees on the unfunded portion of the commitment, which are recognized as income over the commitment period.

Loan receivables arising under the Warehouse Facility are derecognized upon repayment or settlement of the related advance, including repayment in connection with take-out of the pledged receivables. The Company evaluates these loan receivables for expected credit losses in accordance with ASC 326, Financial Instruments – Credit Losses (“ASC 326”), including consideration of historical experience, current conditions, reasonable and supportable forecasts, and the nature and value of collateral securing the advances.

Zippy Manufactured Home Loans

The Company, through its wholly owned subsidiary, ETHZilla Modular Mortgage LLC (“ETHZilla Modular Mortgage”), acquires manufactured and modular home loan receivables (the “Zippy Loans”). During the three months ended March 31, 2026, the Company acquired a portfolio of manufactured home loan receivables pursuant to a loan purchase agreement and entered into additional purchase and servicing arrangements that provide a framework to acquire additional loans from time to time.

The Company determined that the Zippy Loans transaction represents the purchase of financial assets rather than a secured financing because control of the loans is transferred to the Company and the sale criteria under ASC 860, Transfer and Servicing are met. Accordingly, the Zippy Loans are accounted for as loan receivables under ASC 310. The Company also determined the transaction represents an asset acquisition under ASC 805, Business Combinations.

Zippy Loans are recognized when the Company obtains control of the loans and the contractual rights to principal and interest cash flows. The loans are initially recorded at cost, which includes the purchase price and directly attributable transaction costs, and are subsequently measured at amortized cost, net of an allowance for expected credit losses. Purchase price premiums or discounts that are integral to the loans’ yield are accreted or amortized into interest income over the expected life of the loans using the effective interest method. Interest income earned on the Zippy Loans is presented as “Interest income” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company evaluates the Zippy Loans for expected credit losses in accordance with ASC 326 and records an allowance for expected credit losses upon acquisition and reassesses the allowance at each reporting date. The Zippy Loans include Community Recourse Loans which management considers in assessing credit risk characteristics and estimating expected credit losses. In estimating expected credit losses, the Company considers the extent to which contractual recourse provisions mitigate the Company’s exposure to credit losses and evaluates expected credit losses based on the amounts expected to be collected from borrowers and, as applicable, from counterparties providing recourse.

Zippy Loans, LLC (or an affiliate) services the loans pursuant to a servicing arrangement. Servicing fees are recognized as incurred and included in “Loans receivable.” Loan purchases under the forward-flow arrangements are evaluated and accounted for as separate transactions at the time of acquisition, and the forward-flow arrangements do not, in and of themselves, result in recognition of loan receivables or liabilities prior to settlement. The Company determined that customary representations and warranties, indemnification, repurchase, recourse, and side letter provisions do not provide the seller with effective control over the transferred loans and do not give rise to separate liabilities at acquisition.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-04, Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which amends ASC 470-20, Debt - Debt with Conversions and Other Option. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The Company adopted ASU 2024-04 effective January 1, 2026. As the Company did not have any convertible debt outstanding during the period, the adoption of ASU 2024-04 did not have a material impact on the Company’s Condensed Consolidated Financial Statements or related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which amends ASC 220-40, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASC 220-40”). In January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”), which also amends ASC 220-40 and clarifies the effective date of ASU 2024-03. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement, including specific information about certain costs and expenses. As clarified by ASU 2025-01, the amendments are effective for the Company for annual reporting beginning in fiscal 2028 and interim reporting beginning in fiscal 2029, applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting these standards on its Condensed Consolidated Financial Statements and related disclosures.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Director and officer’s insurance	$1,589	$2,212
Aircraft engines deposit	-	1,216
Derivative instruments, including collateral posted[1]	1,634	-
Leasehold improvement deposit	988	988
Professional fees	314	78
Other	6	20
Total prepaid expenses and other current assets	$4,531	$4,514

(1)	Includes cash collateral related to ETH-denominated derivative instruments. See Note 5 – Digital Assets.

NOTE 4 – INVESTMENTS

Marketable Securities

The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s marketable securities (in thousands):

	March 31, 2026
Security Type:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Other fixed income securities	$33,146	$13	$(1,442)	$31,717
Equity securities measured at fair value:
REITs	53	1	-	54
Total	$33,199	$14	$(1,442)	$31,771

(1)	Available for sale debt securities consist primarily of U.S. Treasury securities with contractual maturities of one year or less and other fixed income securities.

(2)	No allowance for credit losses was recorded for the periods presented.

Equity Investments

Satschel Investment

The Company holds an investment representing approximately 15% ownership in Satschel, Inc. (“Satschel”). The investment is accounted for as an equity security under ASC 321, Investments – Equity Securities (“ASC 321”) using the measurement alternative. As of March 31, 2026, the carrying amount of the investment was $13.7 million. Management evaluated the investment for impairment indicators and observable price changes during the three months ended March 31, 2026, and did not recognize any impairment losses or observable price adjustments.

Karus Investment

The Company holds an investment representing approximately 20% ownership in Karus, Inc. (“Karus”). The Company accounts for its Common Stock investment under the equity method pursuant to ASC 323, Investments – Equity Method and Joint Ventures and its preferred stock investment as an equity security under ASC 321 using the measurement alternative. As of March 31, 2026, the carrying amount of the equity-method investment was not material, and the carrying amount of the equity security measured under ASC 321 was $9.8 million. The Company did not recognize a material share of income or loss from the equity-method investment during the three months ended March 31, 2026, and management did not identify any impairment indicators or observable price changes requiring adjustment for either investment.

Zippy Investment

The Company holds an investment representing approximately 15% ownership in Zippy, Inc. (“Zippy”), which is accounted for as an equity security under ASC 321 using the measurement alternative. As of March 31, 2026, the carrying amount of the investment was $22.3 million. Management evaluated the investment for impairment indicators and observable price changes during the three months ended March 31, 2026, and did not recognize any impairment losses or observable price adjustments.

As of March 31, 2026, and December 31, 2025, the Company estimated the fair value of the final make whole amount (the “Final Make Whole Amount”) under the Zippy Purchase Agreement (the “Zippy Purchase Agreement”) to be $10.2 million and $6.3 million, respectively, which was recognized as a contingent liability and included in “Accrued expenses” on the Company’s Condensed Consolidated Balance Sheets. The Company recognized a loss on make whole provision of $3.9 million during the three months ended March 31, 2026.

NOTE 5 – DIGITAL ASSETS

Crypto assets within the scope of ASC 350-60

The following table presents the Company’s significant digital asset holdings (in thousands):

	March 31, 2026
	Quantity	Cost Basis[1]	Fair Value[1]
ETH	12,441	$41,165	$26,223
USDC (USDC is a stablecoin meant to track the value of the U.S. dollar, backed by U.S. dollars and dollar-denominated assets)	2,083,424	2,082	2,084
Liquid staking incentive tokens [2]	-	-	-
Total digital asset holdings	2,095,865	$43,247	$28,307

(1)	Cost basis is equal to the cost of the digital assets net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital asset prices within the Company’s principal market at the time of measurement.

(2)	Liquid staking incentive tokens include PUFFER and ETHFI incentive tokens. Incentive tokens are governance tokens earned for deposited certain amounts of ETH into protocols for a specified period of time.

The following table presents a roll forward of the Company’s digital asset holdings, consisting of ETH and staking incentive tokens (in thousands):

Three Months Ended March 31, 2026
Digital Assets as of December 31, 2025	$61,587
Additions[1]	757
Dispositions	(128,096)
Receipt and accrual of ETH from native staking activities	(460)
Receipt of ETH from derecognition of liquid staking activities	132,374
Cryptocurrency denominated loan proceeds[2]	67,039
Cryptocurrency denominated loan repayments[2]	(98,552)
Change in fair value of digital assets	(6,342)
Digital assets fair value	$28,307

(1)	Additions are the results of purchases and receipts of ETH.

(2)	Represents ETH-denominated proceeds received during the year from a collateralized loan that was fully repaid prior to March 31, 2026.

During the three months ended March 31, 2026, the Company sold approximately 57,726 ETH for an aggregate of $128.1 million, at an average price of $2.2 thousand per ETH. During the three months ended March 31, 2026, the Company recognized cumulative realized losses of $124.6 million and unrealized gains of $118.2 million related to digital asset transactions.

As of March 31, 2026, the Company held approximately 12,441 ETH, which are pledged as collateral under a crypto-collateralized borrowing arrangement. See Note 9 – Debt for additional information.

Non-monetary receivable with an embedded derivative within the scope of ASC 310-10 and ASC 815-15

During the three months ended March 31, 2026, the Company closed its liquid staking position. The Company recognized a change in fair value of the embedded derivative of $48.6 million and the net value of liquid staking activities of $132.3 million was reclassified to digital assets. The Company recognized staking revenue of $0.3 million during the three months ended March 31, 2026.

As of March 31, 2026, the carrying amount of the host contract was $0, and the fair value of the embedded derivative liability was $129.9 million, and as of December 31, 2025 the carrying amount of the host contract (representing the 50,000 deposited ETH into Ether.Fi and 10,575 into PufETH) was $262.3 million and $81.3 million, respectively, both of which are included within “Staking Receivables” on the Condensed Consolidated Balance Sheets.

Derivative Instruments and Collateral Arrangements

The Company may transfer or pledge digital assets or cash as collateral in connection with certain derivative instruments. During the three months ended March 31, 2026, the Company entered into a series of derivative trades with a single counterparty in connection with the Company’s disposal of digital asset holdings, including call and put options and non-deliverable forward contracts, with a total notional amount of approximately $83.0 million.

Certain derivative contracts may require the posting of collateral, which can include cash or digital assets, depending on the terms of the arrangement. Results of the Company’s ETH-denominated derivative instruments, including realized and unrealized gains and losses, are recognized in earnings and presented within “Digital asset gains and losses” in the Condensed Consolidated Statements of Operations and Comprehensive Loss, as the instruments are used to economically manage exposure to changes in the fair value of ETH. During the three months ended March 31, 2026, the Company recognized realized losses of $10.5 million and unrealized gains of $0.5 million related to these instruments.

Collateral posted in connection with derivative instruments may be returned upon settlement or early termination of the related contracts. During the three months ended March 31, 2026, certain derivative instruments were settled or early terminated and related collateral was returned. As of March 31, 2026, the Company had one open derivative position with a fair value liability of $0.5 million. In connection with these derivative instruments, the Company was required to post cash collateral of $2.1 million. The net balance of $1.6 million, representing cash collateral posted in excess of the related derivative liability, was included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets as of March 31, 2026.

As of March 31, 2026, the Company had open ETH put and call option contracts with an aggregate notional quantity of 30,000 ETH, all with an expiration date of June 26, 2026, and strike prices ranging from $1,615 to $3,000.

Sales of ETH

Between January 1, 2026 and March 31, 2026, the Company sold approximately 57,726 ETH for an aggregate of $128.1 million, at an average price of $2.2 thousand per ETH. As of March 31, 2026, the Company held approximately 12,441 ETH on its balance sheet which is collateral on ETH-denominated collateralized borrowing.

Eurus Aero Tokens

On February 12, 2026, the Company, through its wholly owned subsidiary, ETHZilla Aerospace LLC, launched a private offering of up to approximately $11.7 million in profit participation interests issued as Eurus Aero Tokens on the Arbitrum Ethereum Layer 2 network in connection with two CFM56-7B24 aircraft engines owned by the Company. The aircraft engines are subject to existing lease arrangements with third-party lessees.

As of March 31, 2026, the Company had received gross proceeds of $10,000 from the issuance of Eurus Aero Tokens.

The Eurus Aero Tokens provide holders with contractual rights to pro rata distributions from the net cash flows generated by the aircraft engines, which are derived from monthly lease collections and, upon a liquidity event, proceeds from the sale of the aircraft engines. The Company’s obligations under the Eurus Aero Tokens are secured by collateral that includes the aircraft engines, related lease receivables, reserves, and insurance proceeds.

The Eurus Aero Tokens are digital securities issued on a blockchain network. The tokens themselves do not represent ownership interests in ETH, stablecoins, or other digital assets, nor do they constitute ownership interests in the aircraft engines.

The issuance of Eurus Aero Tokens did not result in the transfer or derecognition of the underlying aircraft engines or related lease receivables. Cash proceeds received from the token issuance are recorded separately from digital assets.

During the three months ended March 31, 2026, the Company did not make any cash distributions to Eurus Aero Token holders, and there was no accrued payable related to declared but unpaid distributions as of March 31, 2026.

NOTE 6 – LOANS RECEIVABLE

The Company’s loans receivable consist primarily of loans acquired and financed in connection with its RWA platform activities. Loans receivable are carried at amortized cost, net of any allowance for expected credit losses, and are included in “Loans Receivable” on the Company’s Condensed Consolidated Balance Sheets. The Company evaluates expected credit losses on loans receivable in accordance with ASC 326, considering the underlying collateral, contractual recourse provisions, and the creditworthiness of counterparties. Based on this evaluation, management concluded no allowance was recorded as of the reporting date.

Warehouse Facility Loan Receivables

On March 5, 2026, ETHZilla Auto Loans, a wholly owned subsidiary of the Company, entered into a warehouse facility agreement, dated as of March 3, 2026, with Anchored Finance pursuant to which ETHZilla Auto Loans, as lender, agreed to provide Anchored Finance, as borrower, with the Warehouse Facility in an initial commitment amount of up to $10.0 million. The Warehouse Facility is intended to provide interim financing for eligible auto loan receivables originated through Automatic USA, an automated auto finance platform partnered with Karus, an artificial intelligence-driven credit analytics platform in which the Company holds approximately a 20% equity interest. The auto loan receivables financed under the Warehouse Facility may be originated through the Automatic USA platform pending such receivables’ sale or other disposition.

The Warehouse Facility has an initial term of 12 months from the closing date and automatically renews for successive six-month periods unless either party provides at least 60 days’ prior written notice of non-renewal. Advances under the Warehouse Facility are subject to a borrowing base determined by the eligibility and advance rates applicable to the underlying auto loan receivables pledged as collateral.

As of March 31, 2026, advances had been made under the Warehouse Facility, and the outstanding principal balance of warehouse facility loan receivables supported by the borrowing base was $1.7 million. Such amount is included in “Loans Receivable” on the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2026, the Company evaluated these warehouse facility loan receivables for expected credit losses in accordance with ASC 326, and the related allowance was immaterial.

Zippy Manufactured Home Loan Receivables

On January 30, 2026, the Company, through its wholly owned subsidiary ETHZilla Modular Mortgage, acquired 95 manufactured and modular home loans (together with the related first-lien mortgages) from Zippy Manufactured Home Credit Fund I L.P. (the “Seller”) pursuant to a loan purchase agreement for an aggregate purchase price of $4.7 million in cash (equal to 104% of the outstanding principal balance as of January 29, 2026). The Company acquired an additional 94 loans in March for a total purchase price of $5.1 million (equal to 104% of the outstanding principal balance as of the purchase date). The Company recognized an aggregate loan premium of $0.4 million on these purchases which will be amortized over the life of the loans to interest expense. The Company recognized interest income of $0.1 million during the three months ended March 31, 2026, included in Revenue on the Company’s consolidated statements of operations.

The acquired loan receivables are secured by first-lien manufactured home collateral and are evidenced by promissory notes and related security agreements. The loan portfolio currently only includes Community Recourse Loans with Non-Recourse Loans to be added in later quarters as origination begins, as defined in the governing purchase agreements. Community Recourse Loans relate to manufactured homes located in designated manufactured housing communities and benefit from community recourse or repurchase arrangements under defined conditions for a limited period of time, while Non-Recourse Loans do not include such provisions and rely solely on recovery from the underlying collateral.

The loans were purchased at prices reflecting a premium to the outstanding principal balance and are serviced by Zippy Loans, LLC, an affiliate of the Seller, in accordance with the applicable servicing arrangements.

The loan receivables are accounted for as loans held for investment and are measured at amortized cost, net of any allowance for expected credit losses. As of March 31, 2026, management concluded that an allowance for expected credit losses was not required, as the Company’s exposure to credit losses is mitigated by full collateralization and contractual community recourse provisions.

In addition to the executed loan purchase, the Company has entered into forward-flow arrangements under which it may acquire additional manufactured home loan receivables in future periods. Each such purchase will be evaluated and accounted for as a separate transaction at the time of acquisition, and no loan receivables or related liabilities are recognized prior to settlement.

As of March 31, 2026, the outstanding principal balance of Zippy-related manufactured home loan receivables was $9.8 million, which is included in “Loans Receivable” on the Company’s Condensed Consolidated Balance Sheets.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Final Make Whole Provision	$10,210	$6,325
Professional fees	1,278	-
Other	9	52
Total accrued expenses	$11,497	$6,377

Additional information regarding the Final Make Whole Provision is included in the Company’s Annual Report.

NOTE 8 – REVENUE RECOGNITION

The Company recognizes revenue from native staking and liquid staking activities on the ETH blockchain as well as aircraft engine rental revenue.

Revenue by Source

Revenue consisted of the following (in thousands):

Three Months Ended March 31, 2026
Native staking revenue	$1,469
Liquid staking revenue[1]	302
Aircraft engine rental	1,088
Total revenue	$2,859

(1)	Liquid staking revenue includes $0.3 million of staking rewards earned through participation in liquid staking protocols.

Revenue by Major Customers

The Company generated revenue from the following major customers, each of which represented 10% or greater of total revenue. All such revenue was generated within the Company’s single reportable segment (in thousands):

Three Months Ended March 31, 2026
Coinbase – staking income	$1,469
Ether.fi – liquid staking	339
Puffer – liquid staking	(37)
Delta Air Lines, Inc	1,088
Total revenue	$2,859

Aircraft Engine Purchase Agreement

On January 17, 2026, the Company acquired two CFM56-7B24 aircraft engines from an unaffiliated seller for an aggregate purchase price of $12.2 million, which was payable in cash, less certain deposits previously paid for a total acquisition cost of $11.7 million recorded as property and equipment. The engines were acquired subject to existing lease arrangements with Delta Air Lines, Inc., which were assumed by the Company, and the Company entered into a servicing agreement with an affiliate of the seller to manage the engines during the lease term.

On March 27, 2026, the Company, through its wholly owned subsidiary Eurus Aerospace Token 1 LLC, acquired one CFM56-5B5/P aircraft engine from Aero Engine Solutions, Inc. for $6.4 million in cash.

The aircraft engines are depreciated over an estimated useful life of two and a half years. The Company recognized depreciation expense of $0.5 million during the three months ended March 31, 2026, which is included within “General and administrative” expenses on the Condensed Consolidated Statements of Income and Comprehensive Loss. All aircraft engines are leased to customers for a period of approximately 2.5 years and are classified as operating leases under ASC 842. Lease revenue is recognized in accordance with ASC 842, Leases (“ASC 842”). Lease income consists of fixed lease payments and variable consideration based on engine usage. Fixed lease payments are recognized on a straight-line basis over the lease term, while variable lease payments are recognized in the period in which the underlying usage occurs. Lease revenue is recognized only from the date control of the aircraft engines transfers to the Company and is presented within “Aircraft engine rental revenue” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The servicing agreement includes a mutual purchase and sale option exercisable following expiration or earlier termination of the related lease, at a fixed option price of $3.0 million, subject to specified conditions.

During the three months ended March 31, 2026, the Company recognized $1.1 million of aircraft engine lease revenue related to these assets.

NOTE 9 – DEBT

The following tables summarize the activity of loans payable (in thousands):

	Three Months Ended March 31, 2026
	Principal balance at December 31, 2025	Principal additions	Principal repayments in cash	Repayments in cryptocurrency	Principal balance at March 31, 2026

First Insurance – 2025[1]	$251	$-	$-	$-	$251
Equities First Loan	25,950	-	-	-	25,950
Aave Loan	31,513	67,039	-	(98,552)	-
Total loans payable and collateralized loans	$57,714	$67,039	$-	$(98,552)	$26,201
Less: Less: loans payable and collateralized loans – current portion	31,764				251
Loans and collateralized loans payable – noncurrent portion	$25,950				$25,950

(1)	Represents insurance financing note payable funded in June 2025 which matures in April 2026 and bears interest at 8.99%.

Loans Denominated in Digital Assets

Equities First Loan

The Company has an outstanding collateralized loan arrangement with Equities First Holdings, LLC. As of March 31, 2026, the outstanding principal balance of the loan was approximately $25.9 million.

The loan is secured by digital assets. As of March 31, 2026, the Company had transferred 12,441 ETH as collateral, with a fair value of approximately $26.1 million. Under the terms of the arrangement, the lender has rights to the transferred collateral during the term of the loan, and the Company is entitled to receive an equivalent quantity of the same type of digital assets upon repayment of the loan and satisfaction of related obligations.

There were no material changes to the terms of the loan during the three months ended March 31, 2026.

Aave Loan

During the three months ended March 31, 2026, the Company repaid the Aave Loan (the “Aave Loan”) in full. There were no material changes to the terms of the Aave Loan prior to repayment, and the Company did not experience any liquidation events or loss of collateral.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$65,905	$-	$-	$65,905
Prepaid expenses and other current assets[1]	1,634	-	-	1,634
Marketable securities	31,771	-	-	31,771
Digital Assets	28,307	-	-	28,307
Total assets	$127,617	$-	$-	$127,617

(1)	Represents cash collateral paid to counterparty and open derivative positions including call and put options on ETH.

NOTE 11 – EARNINGS PER SHARE

The computation of net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss – basic and diluted	$(76,264)	$(2,369)
Denominator:
Weighted average common shares outstanding – basic	21,300,374	353,933
Loss per common share, basic and diluted	$(3.64)	$(5.54)

For the three months ended March 31, 2026, the weighted average common shares outstanding included 1,555,574 shares underlying pre-funded warrants with a nominal exercise price.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share because their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2026	2025

Stock options	1,154,352	2,164
Warrants	7,020,662	613,350
Convertible debt, net of discount	-	-
Total	8,175,014	615,514

NOTE 12 – SERIES B CONVERTIBLE PREFERRED STOCK

The Series B Convertible Preferred Stock converted in full during 2025. There were no shares outstanding as of March 31, 2026.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company is subject to legal proceedings, claims, regulatory inquiries, and contingencies that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2026, the Company has not recorded any liabilities for loss contingencies, as management believes that any such matters are either not probable or not reasonably estimable.

Certain commitments, contractual arrangements, and contingent obligations are described in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025 included in the Company’s Annual Report. Except as described below, there have been no material changes to the matters previously disclosed in the Annual Report.

Value Added Tax Matters

The Company, through its United Kingdom subsidiary, is registered for Value Added Tax (“VAT”) under the accrual accounting scheme. Under this scheme, VAT output tax becomes due when invoices are issued, irrespective of cash settlement. Management has identified that the settlement of certain existing liabilities could give rise to an obligation to remit additional VAT to HM Revenue & Customs in respect of VAT that has already been invoiced or collected.

As of March 31, 2026, the ultimate amount of any such payment cannot be reliably estimated and the likelihood of settlement remains uncertain. Accordingly, no provision has been recognized in the accompanying Condensed Consolidated Financial Statements. The Company will continue to monitor this matter and will recognize a liability or provide additional disclosures if and when a loss becomes probable and reasonably estimable.

Legal Proceedings and Settlements

As previously disclosed in the Company’s Annual Report, the Company has resolved certain litigation and other legal disputes through settlement agreements entered into during 2025. All material obligations under those settlement agreements have been satisfied, and there were no material developments related to such matters during the three months ended March 31, 2026. Accordingly, no additional accruals or disclosures are required as of March 31, 2026.

Indemnification and Employment-Related Commitments

The Company has entered into indemnification agreements with its directors and officers and employment and separation agreements with certain current and former executives, as described in the Company’s Annual Report. These arrangements include customary indemnification, severance, and compensation provisions.

There have been no material modifications to these arrangements and no new material commitments entered into during the three months ended March 31, 2026 that would require additional disclosure.

NOTE 14 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and recognizes compensation cost for equity awards based on their grant-date fair value over the requisite service period.

Stock Options

A summary of the option activity is presented below:

	Three Months Ended March 31, 2026
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)	Intrinsic Value
Outstanding, December 31, 2025	1,154,352	$31.23	9.58	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, March 31, 2026	1,154,352	$31.23	9.33	$-

Exercisable, March 31, 2026	1,154,352	$31.23	9.33	$-

A summary of outstanding and exercisable stock options is presented below:

March 31, 2026
Stock Options Outstanding		Stock Options Exercisable
		Weighted Average
Exercise Price	Number of Shares	Remaining Life in Years	Number of Shares
$1,501.00	7	8.4	7
$5,168.00	71	7.4	71
$127.30	79	6.1	79
$32.20	919,764	9.3	919,764
$30.00	181,431	9.4	181,431
$19.50	2,000	5.7	2,000
$9.29	51,000	10.0	51,000
	1,154,352	9.33	1,154,352

Restricted Stock Units

A summary of Restricted Stock Unit (“RSU”) activity is presented below:

	Three Months Ended March 31, 2026
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested at December 31, 2025	156,095	$17.01
Granted	-	-
Vested	(156,095)	17.01
Forfeited and cancelled	-	-
Nonvested at March 31, 2026	-	$-

During the three months ended March 31, 2026, the Company recognized $0.1 million of stock-based compensation, related to outstanding RSUs. At March 31, 2026, the Company had no unrecognized expenses related to outstanding RSUs.

Stock-based Compensation

The effects of stock-based compensation on the Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Balance Sheets are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Statements of Operations and Comprehensive Loss
General and administrative	$104	$578
Total stock-based compensation expense	$104	$578

NOTE 15 – STOCKHOLDERS’ (DEFICIT) EQUITY

Shares Cancelled

During the three months ended March 31, 2026, the Company cancelled 34,886 shares of Common Stock to satisfy tax withholding obligations related to equity awards.

Warrants

A summary of the Common Stock underlying the warrants activity (including both liability and equity classified instruments) is presented below (in thousands, except number of shares, exercise price, and years data):

	Three Months Ended March 31, 2026
	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2025	7,020,932	$22.47	-	$7,607
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	(270)	43,499.00	-	-
Outstanding, March 31, 2026	7,020,662	$22.47	-	$7,607

Exercisable, March 31, 2026	7,020,662	$22.47	-	-

A summary of outstanding and exercisable Common Stock underlying the warrants is presented below:

March 31, 2026
Common Stock Underlying Warrants Outstanding		Common Stock Underlying Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$34.45	907,115	N/A	907,115
$32.30	405	N/A	405
$27.75	4,557,223	N/A	4,557,223
$26.50	270	0.4	270
$22.80	75	4.25	75
$0.01	1,555,574	N/A	1,555,574
	7,020,662	0.0	7,020,662

During the three months ended March 31, 2026, the Company sold 1,335,766 shares of Common Stock under the Second Amended and Restated Sales Agreement (the “Second Amended and Restated Sales Agreement”) for net proceeds after fees of approximately $5.5 million at an average price of $3.87 per share. The Company also cancelled 34,886 shares of Common Stock related to tax withholdings on Common Stock awards.

Stock Repurchase Program

During the three months ended March 31, 2026, no shares of Common Stock were repurchased by the Company under its previously announced stock repurchase program (the “Stock Repurchase Program”).

NOTE 16 – RELATED PARTIES

The Company enters into transactions with related parties, including its officers, directors, and entities affiliated with such individuals.

Accounts Payable

As of March 31, 2026 and December 31, 2025, accounts payable to related parties were $0.02 million and $0.02 million respectively. These primarily relate to amounts due to certain officers and directors for deferred compensation and reimbursable expenses.

Zippy Transactions

Zippy is a greater than 10% stockholder of the Company and as such it is a related party. During the three months ended March 31, 2026 and 2025, the Company, through ETHZilla Modular Mortgage, purchased $9.8 million and $0, respectively, of Manufactured Home Loans from Zippy, paid $15.0 thousand and $0, respectively of servicing fees to Zippy, and received $149.2 thousand and $0, respectively of remittance from Zippy. The Company had $59.9 thousand and $0 of outstanding accounts receivable owed to Zippy as of March 31, 2026 and December 31, 2025, respectively. Additional information regarding the Manufactured Home Loan purchases is described in Note 2 – Summary of Significant Accounting Policies - Zippy Manufactured Home Loans.

NOTE 17 – DISCONTINUED OPERATIONS

During the prior period presented, the Company executed actions to abandon its pharmaceutical research operations and the Gaming Technology Platform which met the criteria to be classified as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

Financial Information of Discontinued Operations

Summarized balance sheet information of discontinued operations is below (in thousands):

	March 31, 2026	December 31, 2025

Cash and cash equivalents	$195	$12
Prepaid expenses and other current assets	61	10
Current assets of discontinued operations	256	22
Intangible assets[1]	-	-
Total assets of discontinued operations	$256	$22

Accounts payable	$26	$8
Accounts payable – related parties	162	1,185
Accrued expenses	35	32
Loan payable –current portion	-	7
Current liabilities of discontinued operations	223	1,232
Loan payable –noncurrent portion	-	-
Total liabilities of discontinued operations	$223	$1,232

(1)	Consists of Gaming Technology Platform intangible assets pursuant to the September 2024 Asset Purchase Agreement with Elray, which were impaired in full during the year ended December 31, 2025.

The statements of operations of discontinued operations are summarized below (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$-	$(241)
Research and development - related parties	-	(135)
General and administrative	(320)	(29)
Loss from operations	(320)	(405)
Other income	22	-
Interest expense	-	(3)
Gain on settlement of liabilities	1,568	-
Net income (loss) from discontinued operations	$1,270	$(408)

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date through the date the financial statements were issued.

Repurchases of Common Stock

Subsequent to March 31, 2026, the Company repurchased 5,753,954 shares of common stock under the Stock Repurchase Program for $24,894,181 of cash.

Performance Stock Unit Award Agreement

On April 2, 2026, the Board of Directors of the Company upon the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), approved (a) a one-time initial equity award and a pro-rated 2025 annual award to McAndrew Rudisill, the Chief Executive Officer and Chairman of the Company, and (b) an equity award to John Saunders, the Chief Financial Officer of the Company. Each award consists 60% of performance stock units (“PSUs”) and 40% of RSUs and was granted on April 2, 2026 pursuant to the Company’s 2025 Omnibus Incentive Plan and a Performance Stock Unit Award Agreement (for the PSUs) and a Restricted Stock Unit Award Agreement (for the RSUs). It is anticipated that Mr. Rudisill will be granted a similar annual equity award on the date of each annual meeting of the Company’s stockholders beginning with the 2026 annual meeting, subject to review and approval by the Compensation Committee.

For each award, the RSUs will vest in one-third installments on each of the first, second and third anniversaries of August 1, 2025 (the start date for both Mr. Rudisill and Mr. Saunders), subject to continued employment through the applicable anniversary, and the PSUs will vest based on the achievement of Company share price hurdles within five years after the grant date, subject to continued employment through the date that the applicable hurdle is achieved (or, if later, the date that the applicable minimum vesting period described below is met). One-third of the PSUs will vest at a share price hurdle of $5.00, an additional one-third of the PSUs will vest at a share price hurdle of $7.50, and the final one-third of the PSUs will vest at a share price hurdle of $10.00. Each share price hurdle will be achieved if the closing price of a share equals or exceeds the applicable hurdle for at least 30 trading days within any consecutive 60 calendar day period. Any PSUs for which the applicable share price hurdle is not met within five years after the grant date will be forfeited. Each tranche of the PSUs is also subject to a minimum vesting period that applies regardless of when the applicable share price hurdle is met, such that, except as described below, the $5.00 tranche may not vest earlier than the first anniversary of the grant date, the $7.50 tranche may not vest earlier than the second anniversary of the grant date, and the $10.00 tranche may not vest earlier than the third anniversary of the grant date.

Second Amended and Restated Sales Agreement

As previously reported, on August 13, 2025, the Company entered into a Sales Agreement (the “Initial Sales Agreement”) with Clear Street LLC (“Clear Street”) to sell from time to time through Clear Street, acting as sales agent for the Company’s “at the market offering” program, shares of the Company’s Common Stock pursuant to the Company’s registration statement on Form S-3 (File No. 333-288194) (the “June Registration Statement”) and the prospectus supplement initially filed on August 13, 2025 (the “Initial Prospectus Supplement”). On August 22, 2025, the Company entered into an Amended and Restated Sales Agreement (the “Amended Sales Agreement”) with Clear Street to, among other things, change the registration statement and prospectus supplement pursuant to which sales of the Common Stock were to be made to the registration statement on Form S-3ASR (File No. 333-289811) (the “WKSI Registration Statement”) and the prospectus supplement initially filed on August 22, 2025 (the “WKSI Prospectus Supplement”). On November 14, 2025, the Company entered into an Amended and Restated Sales Agreement (the “Second Amended Sales Agreement”) with Clear Street and TCBI Securities, Inc., doing business as Texas Capital Securities (“Texas Capital Securities”), and together with Clear Street, the “Agents”), which, among other things, amended and restated the Amended Sales Agreement to include Texas Capital Securities as a sales agent.

On April 8, 2026, the Company entered into the Second Amended and Restated Sales Agreement with the Agents to cease all sales of Common Stock pursuant to the WKSI Registration Statement and WKSI Prospectus Supplement and to transition the program back to the June Registration Statement and Initial Prospectus Supplement. From and after the date of the Second Amended and Restated Sales Agreement, the Company will not sell any Common Stock pursuant to the WKSI Registration Statement and WKSI Prospectus Supplement, and any future sales will be made pursuant to the June Registration Statement and Initial Prospectus Supplement. There were no other material changes to the terms of the Second Amended Sales Agreement as a result of such amendments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Forum Markets, Incorporated is a financial technology company focused on developing infrastructure that supports the origination, financing, and distribution of RWAs through blockchain-enabled capital markets.

The Company underwent a significant strategic shift in 2025, including a rebranding and transition away from its legacy biotechnology and gaming operations toward a digital asset-focused business model centered on treasury, investment, and tokenization activities. As a result, the Company’s current operations, financial profile, and key performance drivers differ materially from prior periods, and several areas of this MD&A represent first-quarter disclosures under the new strategy.

The Company operates as a single reportable operating segment under ASC 280. The Company’s operations are focused on blockchain infrastructure and operations, which are primarily related to holding, deploying, and managing digital assets and tokenization activities. These operations represent the Company’s primary revenue-generating activities, and all assets of the Company’s continuing operations are related to this single operating segment.

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

In August 2025, the Company rebranded as ETHZilla Corporation, reflecting an initial shift away from its legacy operations during which the Company completed a broader strategic transition, exiting its legacy biotechnology and gaming activities and refocusing its business on digital asset treasury management, investment activities, and tokenization-related strategies. The Company’s treasury activities are primarily centered on acquiring, holding, and deploying ETH to generate returns through staking and other yield-generating arrangements.

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

Digital Asset Price Volatility

The Company’s results are sensitive to fluctuations in the market price of Ether (ETH), the cryptocurrency that powers the ETH blockchain, and other digital assets held or deployed in its operations. Changes in digital asset prices may materially affect reported earnings, the fair value of assets, and the timing and availability of liquidity, and may contribute to increased volatility in results of operations.

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

Recent Events

Reinitiation of Share Repurchase Program

On April 15, 2026, the Company’s Board of Directors unanimously authorized the reinitiation of the Company’s share repurchase program, effective April 15, 2026, including authorization for repurchases in volumes that may exceed the limitations of the Rule 10b-18 safe harbor under the Exchange Act.

Special Committee and Review of Strategic Alternatives

On April 17, 2026, the Company announced that the Board of Directors established a special committee (the “Special Committee”) comprised entirely of independent directors to evaluate proposals aimed at narrowing the gap between the Company’s current market value and the intrinsic value of its business and to identify an optimal outcome for stockholders. The Special Committee has been authorized to examine a full range of value-maximizing pathways available to the Company, including potential mergers with or acquisitions of private companies, the sale of the Company or material assets, partnerships with new capital partners to accelerate growth and platform development, or the return of substantially all of the Company’s capital and assets to stockholders, in an orderly fashion and in a form to be determined, if no other proposal meets the Special Committee’s valuation threshold.

Participation in AI chip infrastructure financing

On April 8, 2026, the Company participated in an arrangement to deploy capital into short-term bridge loans financing the acquisition and deployment of NVIDIA AI chips — the graphics processing units that power modern AI data centers. Under the arrangement, a third-party AI infrastructure bridge credit originator may present the Company with short-duration financing opportunities, and the Company is not obligated to participate in any transaction. The arrangement is intended to target annualized returns in the mid-teens. The first contemplated transaction is expected to involve a U.S.-based neocloud operator, with the Company considering a commitment of $25 million to $50 million.

Second Amended and Restated Sales Agreement

As previously reported, on August 13, 2025, the Company entered into the Initial Sales Agreement with Clear Street to sell from time to time through Clear Street, acting as sales agent for the Company’s ATM program, shares of the Company’s Common Stock pursuant to the June Registration Statement and the Initial Prospectus Supplement. On August 22, 2025, the Company entered into the Amended Sales Agreement with Clear Street to, among other things, change the registration statement and prospectus supplement pursuant to which sales of the Common Stock were to be made to the WKSI Registration Statement and the WKSI Prospectus Supplement. On November 14, 2025, the Company entered into the Second Amended Sales Agreement with Clear Street and TCBI Securities, Inc., doing business as Texas Capital Securities (“Texas Capital Securities”), and together with Clear Street, the Agents, which, among other things, amended and restated the Amended Sales Agreement to include Texas Capital Securities as a sales agent.

On April 8, 2026, the Company entered into the Second Amended and Restated Sales Agreement with the Agents to cease all sales of Common Stock pursuant to the WKSI Registration Statement and WKSI Prospectus Supplement and to transition the program back to the June Registration Statement and Initial Prospectus Supplement. From and after the date of the Second Amended and Restated Sales Agreement, the Company will not sell any Common Stock pursuant to the WKSI Registration Statement and WKSI Prospectus Supplement, and any future sales will be made pursuant to the June Registration Statement and Initial Prospectus Supplement. There were no other material changes to the terms of the Second Amended Sales Agreement as a result of such amendments.

Components of Results of Operations

Revenue

Revenue for the three months ended March 31, 2026 was $2.9 million. There was no revenue for the three months ended March 31, 2025. The increase compared to the prior year was driven by the Company’s shift to a digital asset focused business model, as the Company did not generate revenue under its legacy operations. Going forward, revenues are expected to be driven primarily by the continued development of the Company’s digital asset and tokenization strategies as well as aircraft engine leasing activity.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation, as well as professional fees (such as legal, accounting, and consulting services).

Other general and administrative expenses include office-related and overhead expenses (including rent, utilities, software, insurance, and dues and subscriptions), marketing and investor relations costs, bank charges, travel and entertainment expenses, and public company costs such as audit fees and SEC filing fees.

Dividend Income

Dividend income consists of cash distributions received from marketable securities that the Company holds as part of its strategic investment portfolio.

Interest Income

Interest income consists of interest earned on cash balances and short-term investments held by the Company, including interest earned on U.S. Treasury securities and interest-bearing accounts. Interest income includes interest income recognized on loan receivables related to the Zippy loan portfolio and warehouse facility.

Other Income

Other income relates to the legacy pharmaceutical business and primarily reflects non-recurring, non-operating gains arising from settlements and recoveries associated with discontinued research and development (R&D) activities.

Interest Expense

Interest expense consists of interest incurred on outstanding debt obligations, including the interest incurred on the convertible notes (the “Convertible Notes”) entered into during 2025.

Change in Fair Value of Available for Sale Securities

Change in fair value of available-for-sale securities reflects unrealized gains and losses resulting from changes in market prices of investment securities held by the Company.

Change in Fair Value of Derivative Instruments

Change in Fair Value of Derivative Instruments consists of net realized and unrealized gains and losses on the Company’s ETH-denominated derivative instruments. Gains and losses arise from changes in market prices and changes in fair value and settlement of the instruments, as applicable.

Digital Asset Gains and Losses

Digital asset gains and losses consist of realized and unrealized gains and losses on ETH and liquid staking incentive tokens held by the Company. Gains and losses arise from changes in market prices and the sale, transfer, or redeployment of ETH.

Change in Fair Value of Long-Term Receivable Derivative

Change in fair value of long-term receivable derivative represents the change in fair value of the cryptocurrency holdings under liquid staking protocols.

Loss on Make Whole Provision

Loss on make whole provision represents the estimated make whole amount pursuant to the Zippy shares in accordance with the Zippy Purchase Agreement.

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

Consolidated Results of Operations

The following table presents the results of our operations (in thousands) for the quarters ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenue:
Aircraft engine rental revenue	$1,088	$-	1,088	100
Staking revenue	1,771	-	1,771	100
Total Revenue	2,859	-	2,859	100

Operating Expenses:
General and administrative	7,492	1,967	5,525	281
Total Operating Expenses	7,492	1,967	5,525	281
Loss From Operations	(4,633)	(1,967)	(2,666)	136

Other (Expense) Income:
Dividend income	54	-	54	100
Interest income	104	-	104	100
Other income	-	6	(6)	(100)
Interest expense	(1,000)	-	(1,000)	(100)
Other expense	(2,231)	-	(2,231)	(100)
Change in fair value of derivative liabilities	(11,010)	-	(11,010)	(100)
Change in fair value of available for sale securities	46	-	46	100
Digital asset gains and losses	(6,342)	-	(6,342)	(100)
Change in fair value of long-term receivable derivative	(48,637)	-	(48,637)	(100)
Loss on make whole provision	(3,885)	-	(3,885)	(100)
Total other income (expense), net	(72,901)	6	(72,907)	(99)
Loss Before Income Taxes	(77,534)	(1,961)	(75,573)	(3,854)
Income tax expense (benefit)	-	-	-	-
Net Loss From Continuing Operations	(77,534)	(1,961)	(75,573)	(3,854)
Net Income (Loss) From Discontinued Operations	1,270	(408)	1,678	(411)
Net Loss	$(76,264)	$(2,369)	(73,895)	(3,119)

Revenue

Revenue for the three months ended March 31, 2026 was $2.9 million. There was no revenue for the three months ended March 31, 2025. The increase compared to the prior period was driven by the Company’s shift to a digital asset focused business model, as the Company did not generate revenue under its legacy operations. Going forward, revenues are expected to be driven primarily by the continued development of the Company’s tokenization strategies and the aircraft engine leasing activity.

The following discussion disaggregates total revenue into two primary revenue streams.

i.	Staking revenue. Staking revenue consists of native staking revenue, liquid staking revenue and reward revenue, each as more fully described below.

a.	Native staking revenue. Native staking revenue was $1.5 million for the three months ended March 31, 2026. There was no native staking revenue for the three months ended March 31, 2025. The increase was attributable to the commencement of the Company’s native ETH staking activities during the second half of 2025. Native staking revenue is generally driven by the amount of ETH staked, applicable staking reward rates and validator arrangements, and the market price of ETH at the time rewards are earned and or received.

b.	Liquid staking revenue. Liquid staking revenue was $0.3 million for the three months ended March 31, 2026. There was no liquid staking revenue for the three months ended March 31, 2025. The increase was attributable to the commencement of the Company’s liquid staking activities during the second half of 2025. Liquid staking revenue is generally driven by the amount of ETH deposited into liquid staking protocols, applicable protocol reward rates and incentive structures, and the market price of ETH at the time rewards are earned and or received.

ii.	Aircraft engine rental revenue. Aircraft engine rental revenue was $1.1 million for the three months ended March 31, 2026. There was no aircraft rental revenue for the three months ended March 31, 2025. The increase was attributable to the acquisition of aircraft engines subject to operating lease arrangements during the period. Aircraft rental revenue is generally driven by the contractual lease rates, the timing of lease commencement, and the number of engines under lease during the period.

General and Administrative

General and administrative expenses for the three months ended March 31, 2026 were $7.5 million, compared to $2.0 million for the three months ended March 31, 2025.

The increase in general and administrative expenses compared to the prior year was driven primarily by higher professional fees of $5.6 million, consisting mainly of consulting, accounting, and legal costs incurred in connection with the Company’s strategic initiatives. The increase was also attributable to higher marketing and public relations costs of $0.9 million, stock-based compensation expense of $0.1 million related to equity awards granted during the period, and higher public company costs of $0.2 million, including audit, SEC filing, and transfer agent fees.

Dividend Income

Dividend income for the three months ended March 31, 2026 was $0.1 million, reflecting returns earned on marketable securities acquired during 2025 as part of the Company’s strategic investment activities. There was no comparable dividend income in the prior period, as the Company did not have a significant USD balance to invest in securities.

Interest Income

Interest income for the three months ended March 31, 2026 was $0.1 million, reflecting interest earned on cash and interest-bearing accounts following the Company’s capital-raising activities during 2025. Interest income also reflects interest earned on loan receivables. During the three months ended March 31, 2026, interest income recognized on loan receivables related to the Zippy loan portfolio and warehouse facility was approximately $0.08 million and $0.02 million, respectively.

There was no comparable interest income in the prior period, as these balances were generated during the current period.

Other Income

There was no other income for the three months ended March 31, 2026. Other income for the three months ended March 31, 2025 was immaterial.

Interest Expense

Interest expense for the three months ended March 31, 2026 was $1.0 million, primarily reflecting interest incurred on the Convertible Notes entered into during 2025. There was no comparable, meaningful interest expense in the prior period.

Other Expense

Other expense for the three months ended March 31, 2026 was $2.2 million, reflecting other reward expense. Other reward expense was $2.2 million for the three months ended March 31, 2026. There was no other reward expense for the three months ended March 31, 2025. The Company began participating in protocol-based reward and incentive arrangements during the second half of 2025. During the three months ended March 31, 2026, the Company exited a protocol-based incentive arrangement early and, as a result, retained a pro rata portion of the incentive tokens for the period of participation and returned a portion of previously granted tokens. This early exit required the Company to reverse a portion of reward revenue recognized in prior periods, resulting in other expense for the current quarter.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities for the three months ended March 31, 2026 was $11.0 million, primarily reflecting the change in fair value of the Company’s ETH-denominated derivative instruments entered into during the period in connection with the Company’s disposition of digital asset holdings, as well as settlement and early termination of certain contracts during the period. There was no comparable change in the prior year, as the Company did not enter into or hold similar derivative instruments during that period.

Change in Fair Value of Available for Sale Securities

Change in fair value of available-for-sale securities for the three months ended March 31, 2026 was $0.1 million, reflecting unrealized gains and losses resulting from changes in market prices of equity investment securities acquired during the period. There was no comparable, meaningful change in the prior period, as these investments were not held previously.

Digital Asset Gains and Losses

Digital asset gains for the three months ended March 31, 2026 were $6.3 million, primarily reflecting approximately $124.6 million of unrealized losses resulting from changes in market prices of ETH and liquid staking incentive tokens held during the period, partially offset by approximately $118.2 million of realized gains recognized upon the sale, transfer, or redeployment of ETH. Unrealized gains and losses were driven primarily by fluctuations in the market price of ETH and changes in the quantity of digital assets held during the period. There were no digital assets held in the prior period.

Change in Fair Value of Long-Term Receivable Derivative

The change in fair value of the long-term receivable derivative for the three months ended March 31, 2026 was $48.6 million, primarily driven by changes in the market price of ETH, the accrual of staking rewards under liquid staking arrangements, and changes in the quantity of assets deployed in such protocols during the period. There was no comparable activity for the three months ended March 31, 2025.

Loss on Make Whole Provision

Loss on make whole provision represents changes in the estimated make-whole obligation associated with the Company’s cost-method investment in Zippy, resulting in a $3.9 million loss for the three months ended March 31, 2026, primarily driven by changes in the Company’s stock price relative to the agreed valuation terms during the period. There was no comparable activity for the three months ended March 31, 2025.

Net Loss from Discontinued Operations

During the year ended December 31, 2025, the Company made a strategic decision to discontinue its pharmaceutical research operations and Gaming Technology Platform. Accordingly, the results of these operations are presented as discontinued operations for all periods presented.

Net income from discontinued operations for the three months ended March 31, 2026 was $1.3 million, primarily reflecting operating losses of approximately $0.3 million related to the Company’s former pharmaceutical research operations and gain on settlement of liabilities of approximately $1.6 million related to a settlement with a former consultant.

The exits were part of management’s strategic decision to discontinue legacy operations and focus on digital asset and tokenization activities. The Company does not expect discontinued operations to have a material impact on future results of operations or cash flows.

Non-GAAP Financial Measures

Although we believe that net income or loss, as determined in accordance with GAAP, is the most appropriate earnings measure, we use EBITDA and Adjusted EBITDA as key profitability measures to assess the performance of our business. We believe these measures help illustrate underlying trends in our business and we use these measures to establish budgets and operational goals, and communicate internally and externally, in managing our business and evaluating its performance. We also believe these measures help investors compare our operating performance with its results in prior periods in a way that is consistent with how management evaluates such performance. EBITDA is a non-GAAP profitability measure that represents net income or loss for the period before the impact of the interest expense, income tax expense (benefit) and depreciation and amortization of property, plant and equipment and intangible assets. EBITDA eliminates potential differences in performance caused by variations in capital structures (affecting financing expenses), the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense).

Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA certain costs that are required to be expensed in accordance with GAAP, including non-cash stock-based compensation, business development and integration expenses, offering costs, non-cash adjustments to the fair value of earnout consideration, and non-cash adjustments to the fair value of outstanding warrants. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

Each of the profitability measures described below are not recognized under GAAP and do not purport to be an alternative to net income or loss determined in accordance with GAAP as a measure of our performance. Such measures have limitations as analytical tools, and should not be considered in isolation or as substitutes for our results as reported under GAAP. EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used only in conjunction with our GAAP profit or loss for the period. Our management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.

EBITDA and Adjusted EBITDA are unaudited, and have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, or future or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, capital expenditures or working capital needs; EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments; although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. In addition, other companies in this industry may calculate EBITDA and Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. For more information on these non-GAAP financial measures, please see the below reconciliation of these non-GAAP financial measures to their GAAP counterparts.

The reconciliation of Net loss from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA (in thousands) for the three months ended March 31, 2026 and 2025, is as follows:

	2026	2025
Net Loss From Continuing Operations	$(77,534)	(1,961)

Interest	1,000	-
Taxes	-	-
Depreciation and Amortization	473	-
EBITDA	(76,061)	(1,961)

Stock-based compensation[1]	104	578

Adjusted EBITDA	$(75,957)	(1,383)

(1)	Represents non-cash stock-based compensation expense associated with employee and non-employee equity awards, including the Initial Strategic Advisor Warrants and the Subsequent Strategic Advisor Warrants, and employee stock options awarded in connection with closing the Private Placement, included in “General and administrative” expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

During the year ended December 31, 2025, the Company completed significant equity and debt financing transactions, generating proceeds of approximately $860.0 million, that materially improved its liquidity position and extended the maturity profile of its obligations. As of March 31, 2026 and December 31, 2025, the Company had $65.9 and $8.0 million of cash and cash equivalents on hand, respectively.

Management monitors liquidity based on expected operating cash requirements, capital commitments and near-term obligations relative to available liquid resources and planned financing activities. Our liquidity management strategy focuses on maintaining sufficient liquidity to fund operations and support the execution of our strategic initiatives. Management also considers known uncertainties, including changes in market conditions that could affect the value and liquidity of certain assets and the timing of access to restricted balances.

The Company may also pursue additional offering transactions as needed to fund operations and financing obligations. Future offering transactions may include Common Stock (including through at-the-market sales under the Second Amended and Restated Sales Agreement), warrant coverage or other convertible securities, subject to Board of Directors approval and applicable Nasdaq stockholder approval requirements. As of the date of this Report, the Company has not agreed to any definitive funding terms or finalized any offering structures. Future capital requirements will depend on operating performance, market conditions, and the execution of our business strategy, including potential periods of digital asset price volatility.

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

We also maintain restricted cash equivalents, which are not available for general corporate purposes as they are subject to contractual restrictions (including being maintained as collateral under certain arrangements). These balances may become available for liquidity purposes upon the satisfaction of the applicable release conditions.

Cash Flows

As of March 31, 2026 and March 31, 2025, we had cash balances of $65.9 million and $3.7 million, respectively, and working capital surplus of $69.2 million and $0.1 million, respectively.

Operating Activities

For the three months ended March 31, 2026, cash used in operating activities from continuing operations totaled $20.3 million compared to cash provided by operating activities from continuing operations of $0.9 million for the three months ended March 31, 2025. Cash used in operating activities during the three months ended March 31, 2026 was primarily attributable to our net loss of $77.5 million, adjusted for non-cash expenses in the aggregate amount of $70.9 million (mainly due to $48.6 million of change in fair value of long term receivable derivative, $11.0 million related to the change in fair value of derivative liabilities, $6.3 million of digital asset gains and losses, and $3.9 million related to the loss on the make-whole provision, partially offset by other non-cash items including depreciation and amortization and stock-based compensation), as well as $13.6 million of net cash used to fund the changes in levels of operating assets and liabilities. These changes in operating assets and liabilities were primarily driven by an $12.3 million increase in prepaid expenses and other current assets and a $2.0 million decrease in accounts payable, partially offset by a $1.0 million increase in accrued expenses. Our cash used in operating activities for the three months ended March 31, 2025 was primarily attributable to our net loss of $2.0 million, adjusted for non-cash expenses of $0.6 million, as well as $0.5 million of net cash provided by changes in operating assets and liabilities.

Investing Activities

For the three months ended March 31, 2026, cash provided by investing activities from continuing operations totaled $71.8 million compared to a de minimis amount of investing activity for the three months ended March 31, 2025. Cash provided by investing activities during the three months ended March 31, 2026 was primarily attributable to $128.1 million in proceeds from the sale of cryptocurrency, partially offset by $27.3 million of purchases of marketable securities, $0.8 million of purchases of digital assets, $16.8 million of purchases of property and equipment relating to aircraft engines, and $11.5 million of purchases of loans receivable. In addition, the Company had $0.1 million of cash inflows from repayments of loans receivable during the period.

Financing Activities

For the three months ended March 31, 2026, cash provided by financing activities from continuing operations totaled $5.5 million compared to a de minimis amount of financing activity for the three months ended March 31, 2025. Cash provided by financing activities during the three months ended March 31, 2026 was solely attributable to $5.5 million in net proceeds from shares issued for cash.

Capital Requirements and Contractual Obligations

Our capital requirements primarily relate to supporting ongoing operations, funding working capital needs, servicing existing obligations, and executing our tokenization and investment strategy. We expect to continue to incur operating losses in the near term as we execute our strategy.

Our contractual obligations are limited in nature and consist primarily of operating lease commitments and professional services agreements incurred in the ordinary course of business. As of March 31, 2026, operating lease commitments totaled approximately $0.9 million, primarily related to office facilities. In addition, the Company incurs ongoing professional services costs and custody, servicing, and asset management fees related to its digital asset activities and owned assets, which are generally short-term in nature and variable based on activity levels.

In connection with certain investment and financing arrangements, the Company may be subject to contingent or conditional obligations, including potential true-up or repurchase mechanisms, such as those related to the Zippy investment. As of March 31, 2026, management does not believe that any such contingent obligations are reasonably likely to have a material adverse effect on the Company’s liquidity or capital resources.

The Company does not have any material long-term debt maturities, other than a collateralized loan totaling $25.9 million which is secured by 12,441 ETH, material purchase obligations, or other significant contractual commitments that are reasonably likely to have a material adverse effect on its liquidity or capital resources. In addition, the Company does not have any material off-balance-sheet arrangements that are reasonably likely to have a material effect on liquidity, capital resources, or results of operations.

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with GAAP and require management to apply judgment in selecting accounting policies and in making estimates and assumptions. These judgments and estimates affect the reported amounts of assets and liabilities, the recognition and presentation of revenues and expenses, and the disclosures included in these financial statements. Certain estimates are sensitive to changes in assumptions, including estimates that depend on market data and valuations, as well as the interpretation of contractual terms in our arrangements. Actual results could differ from our estimates, and those differences could impact our results of operations and financial position in future periods. There have been no material changes to our critical accounting estimates as compared to those disclosed in our Annual Report.

Significant Accounting Policies

See Note 2 – Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included in this Report for a discussion about significant accounting policies relevant to the Company. Additional information regarding the Company’s significant accounting policies is included in the Company’s Annual Report.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements of our Consolidated Financial Statements included in this Report for a discussion about new accounting pronouncements issued and adopted as of the date of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation, our management concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2026.

Inherent Limitations on Effectiveness of Controls and Procedures

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

As previously reported, management, including our CEO and CFO, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, management evaluated the Company’s internal control over financial reporting in connection with the Company’s strategic transition and concluded that there were several changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, which are each described below.

Management implemented a new ERP system, NetSuite, in the fourth quarter of 2025. Management also integrated a number of automated systems into the ERP system to improve internal control over financial reporting in Q1 2026.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation that arises in the ordinary course of our business; however, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Prior litigation and other legal proceedings which have now been settled are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 13 – Commitments and Contingences”, under the heading Legal Matters.

Item 1A. Risk Factors.

Except as discussed below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report, under the heading “Risk Factors”, and investors should review the risks provided herein and in the Annual Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factors below which we have marked with an asterisk (*) reflect substantive changes from, or additions to, the risks described in the Annual Report.

If we make acquisitions, they may disrupt or have a negative impact on our business.*

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

We are considering a number of strategic alternatives, which could have an adverse impact on our business or the price of our Common Stock.

We are considering a number of strategic alternatives focused on maximizing shareholder value. These strategic alternatives include, but are not limited to, an acquisition, merger, sale of the Company or material assets of the Company, strategic partnership, capital raise and a distribution of the Company’s capital and assets. There can be no assurance that this process will result in the approval or completion of any particular strategic alternative or transaction in the future, or that any such strategic alternative or transaction, if approved or completed, will yield additional shareholder value. The process of exploring, reviewing, and pursuing strategic alternatives, could involve significant risks to our operations, financial results and the price of our Common Stock, whether or not any such transaction is ultimately consummated. These risks include, among others:

●	diversion of our management's attention from the operation of our business;

●	significant transaction costs, including legal, financial advisor, accounting and other third-party fees and expenses, which may be incurred even if no transaction is consummated and which may not be recovered;

●	dilution of our existing equity interests or a decrease in the value of our Common Stock;

●	a change in control or a third party's acquisition of a controlling stake in our business, which could trigger rights and remedies available to our contractual counterparties;

●	restrictions on our ability to raise additional capital, incur indebtedness or otherwise control decisions regarding our operations and management;

●	loss of, or inability to attract, retain or motivate, key management personnel and other employees, and deterioration of our relationships with our employees;

●	disruption of, or adverse changes to, our relationships with customers, suppliers, contract counterparties and other stakeholders;

●	negative publicity, market speculation, or harm to our reputation; and

●	shareholder litigation and other legal proceedings, and the substantial costs associated with defending against such proceedings, that may arise in connection with the strategic review process or any resulting transaction.

Any one or more of these factors or other risks could have a material adverse effect on our business, results of operations, financial condition or the trading price of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2026 which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of its Common Stock during the three months ended March 31, 2026.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)	Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
2.1£#	Engine Sale and Purchase Agreement dated January 12, 2026, by and between Avean Engine Solutions, LLC, as seller, and ETHZilla Aerospace LLC, as buyer (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on January 23, 2026 and incorporated by reference herein).
2.2£	Loan Purchase Agreement dated January 30, 2026, by and between ETHZilla Modular Mortgage LLC and Zippy Manufactured Home Credit Fund I L.P. (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on February 5, 2026 and incorporated by reference herein).
2.3£#	Engine Sale and Purchase Agreement dated March 27, 2026, between Aero Engine Solutions, Inc., as seller, and Eurus Aerospace Token 1 LLC, as buyer (filed as Exhibit 2.6 to the registrant’s Annual Report on Form 10-K filed on April 1, 2026 and incorporated by reference herein)..
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2020 and incorporated by reference herein).
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on December 15, 2022 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 16, 2022 and incorporated by reference herein).
3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on February 26, 2024 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2024 and incorporated by reference herein).
3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on July 24, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 24, 2025 and incorporated by reference herein).
3.5	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on August 12, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on August 13, 2025 and incorporated by reference herein).
3.6	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on October 8, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 8, 2025 and incorporated by reference herein).
3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 15, 2025 and incorporated by reference herein).
3.8	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on February 24, 2026 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 26, 2026 and incorporated by reference herein).
3.9	Fourth Amended and Restated Bylaws of the Company, effective as of February 11, 2026 (filed as Exhibit 3.9 to the registrant’s Annual Report on Form 10-K filed on April 1, 2026 and incorporated by reference herein).
3.10	Certificate of Designations of the Company Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2024 and incorporated by reference herein).
4.6	Form of Convertible Debenture dated September 23, 2025 (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 and incorporated by reference herein).
10.1£#	Warehouse Facility Agreement dated March 3, 2026, by and between ETHZilla Auto Loans LLC and Anchored Finance, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 13, 2026 and incorporated by reference herein).
10.2£#	Master Loan Purchase Agreement dated March 23, 2026, by and between ETHZilla Modular Mortgage LLC and Zippy Loans, LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 27, 2026 and incorporated by reference herein).
10.3£	Master Loan Servicing Agreement dated March 23, 2026, by and between ETHZilla Modular Mortgage LLC and Zippy Loans, LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 27, 2026 and incorporated by reference herein).

10.4£#	Purchase Commitment effective March 23, 2026, by and between Zippy Loans, LLC and ETHZilla Modular Mortgage LLC (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 27, 2026 and incorporated by reference herein).
10.5	Side Letter Amendment to Series B-3 Preferred Stock Purchase Agreement dated March 25, 2026, by and between the Company and Zippy, Inc. (filed as Exhibit 10.66 to the registrant’s Annual Report on Form 10-K filed on April 1, 2026 and incorporated by reference herein).
10.6+	Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 3, 2026 and incorporated by reference herein).
10.7+	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 3, 2026 and incorporated by reference herein).
10.8	Second Amended and Restated Sales Agreement, dated April 8, 2026 by and among Forum Markets, Incorporated, Clear Street LLC, and TCBI Securities, Inc. d/b/a Texas Capital Securities (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 8, 2026 and incorporated by reference herein).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plans or arrangements.

£	Certain schedules and exhibits (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally copies of any omitted exhibits and schedules to the SEC upon its request.

#	Certain portions of this exhibit have been redacted in accordance with Item 601(b)(2)(ii) or Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM MARKETS, INCORPORATED

Date: May 15, 2026	By:	/s/ McAndrew Rudisill
McAndrew Rudisill
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ John Saunders
John Saunders
Chief Financial Officer
(Principal Financial and Accounting Officer)