Form 10-Q
period 2026-09-30
FORUM MARKETS Inc
filed 2026-11-13
CIK 1690080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Registrant’s telephone number, including area code: (561) 486-8198

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

As of November 12, 2026, 13,988,345 shares of the registrant’s common stock were issued and outstanding.

FORUM MARKETS, INCORPORATED,
FORMERLY ETHZILLA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

●	failure to realize the anticipated benefits of the tokenization of real-world assets (“RWAs”);

●	the Company’s ability to expand into new markets, including the tokenization of RWAs, the timing and costs associated therewith, and regulatory compliance costs, compliance and issues related thereto;

●	the concentration of digital assets with custodians and service providers, including insolvency, non-performance, and limits on insurance coverage;

●	risks relating to the Company’s acquisitions and strategic investments;

●	risk that anticipated site capacity, power availability, permitting, equipment delivery or customer contracts are delayed or not obtained;

●	risk that equipment financing is not available on the terms or in the amounts assumed, or at all;

●	risks associated with the Company’s guarantee obligations in support of project-level financing;

●	our ability to identify, evaluate, and consummate strategic alternatives, including acquisitions, mergers, sales of the Company or material assets of the Company, strategic partnerships, capital raises and distributions of the Company’s capital and assets;

●	the performance of the Eurus Aero Token I (the “Aero Token”) or future tokens that we develop, including anticipated yields thereof;

●	digital asset market and network dynamics risks, including the slowing or stopping of the development or acceptance of blockchain networks and blockchain assets would have an adverse material effect on the successful development and adoption of the Company’s tokens;

●	failure to realize the anticipated benefits of the Company’s digital asset holdings and tokenization strategies;

●	our ability to raise sufficient capital to support our operations, fund growth initiatives and repay outstanding indebtedness;

●	the Company’s ability to achieve profitable operations;

●	the potential need for changes in our long-term strategy in response to future developments;

●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;

●	our ability to develop, finance, deploy, operate and expand our artificial intelligence (“AI”) infrastructure business, including through Forum Edge AI LLC and other strategic partnerships;

●	the anticipated timing, capacity and costs of our AI infrastructure deployments, including the availability of GPUs, electrical power, cooling, network connectivity and suitable sites;

●	our ability to secure and perform customer compute agreements, achieve anticipated utilization and pricing, and realize expected revenues, cash flows and investment returns from those agreements;

●	our ability to obtain equipment financing, customer prepayments and other capital on acceptable terms and satisfy related capital contribution, debt service and guarantee obligations;

●	anticipated demand for AI inference and other compute services, our competitive position, and the effects of technological developments on equipment useful lives, residual values and replacement requirements;

●	our ability to realize the anticipated benefits of our AI infrastructure investments and joint venture arrangements and manage the operational, cybersecurity and other risks associated with those activities;

●	expectations regarding the capitalization, resources and ownership structure of the Company;

●	the Company’s ownership of digital assets, the Company’s current and anticipated yield strategies, including its participation in decentralized finance industry (“DeFi”) protocols and tokenization of RWAs;

●	fluctuations in the market price of Ether (“ETH”), the native cryptocurrency of the Ethereum blockchain, that will impact the Company’s accounting and financial reporting;

●	government regulation of cryptocurrencies, digital assets, and tokenized securities, including evolving SEC interpretations thereof;

●	constrained access to banking or capital markets for digital asset-related companies;

●	the Company’s ability to repurchase shares of common stock, the timing thereof, purchase price thereof, and the fact that repurchases may not be undertaken under the stock repurchase program;

●	risks associated with the Company’s debt, liens, secured obligations and collateral provided in connection therewith;

●	exchange listing requirements and compliance;

●	changes in business, market, financial, political and regulatory conditions;

●	risks relating to the Company’s over-the-counter transactions, including the Company’s ability to repay such facilities, covenants associated therewith and security interests associated therewith, including security interests over certain of our cash and ETH;

●	risks relating to the Company’s at-the-market equity offering (the “ATM Program”), including potential downward pressure on the Company’s stock price associated therewith;

●	dilution associated with equity offerings and convertible instruments;

●	risks relating to the Company’s operations and business, including the highly volatile nature of the price of ETH and other cryptocurrencies;

●	the risk that the Company’s stock price may be highly correlated to the price of the digital assets that it holds;

●	risks related to increased competition in the industries in which the Company does and will operate;

●	risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally;

●	dependence on access to reliable, low-cost electricity and hosting, uninterrupted internet activity, and the integrity and availability of the Ethereum network;

●	utility rate structures, curtailments, grid constraints and weather events;

●	evolving U.S. and foreign laws and policies applicable to digital assets, custody, staking, market structure, sanctions/anti-money laundering (“AML”), securities and commodities regulation, and tax treatment, and possible conflicting or extraterritorial regulations, potential investigations and litigation;

●	changes in the accounting treatment and taxation of the Company’s ETH and other digital asset holdings;

●	accounting risks associated with fair value measurements and potential impairment charges;

●	our ability to remediate a material weakness in our internal control over financial reporting and maintain an effective system of internal control over financial reporting;

●	cybersecurity incidents or technological difficulties which may compromise systems and secondary market platforms, digital wallets, custodial accounts, or third-party service providers;

●	token transactions may be irreversible and losses due to fraudulent or accidental transactions may not be recoverable;

●	potential litigation involving the Company;

●	global economic conditions;

●	geopolitical events and regulatory changes;

●	the concentration of digital assets with custodians and service providers, including insolvency, non-performance, and staking-related penalties and liquidity constraints;

●	the possibility that the Company could be classified as an investment company or again be deemed a shell company;

●	vulnerabilities in smart contracts, blockchain protocol changes or forks, and the limited operating history of the Company’s tokenization activities;

●	the Company’s stock trading at a premium or discount to the value of its digital asset holdings, and competition from spot ETH exchange-traded products;

●	access to additional financing, and the potential lack of such financing; and

●	the Company’s ability to raise funding in the future and the terms of such funding, including dilution caused thereby.

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

v

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

Additional Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, when such reports are filed with or furnished to the SEC, on the “Investors”– “SEC Filings” page of our website at https://forum-markets.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our General Counsel, who can be contacted at the address and telephone number set forth on the cover page of this Report. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

We use, and will continue to use, our website (https://forum-markets.com), press releases and various social media channels, including our X account (https://x.com/forum markets) and our LinkedIn account (https://www.linkedin.com/company/forummarkets/), as additional means of disclosing public information to investors, the media and others interested in the Company. It is possible that certain information that we post on our website, disseminated in press releases and on social media could be deemed to be material information, and we encourage investors, the media and others interested in the Company to review the business and financial information that we post on our website and disseminate in press releases and on the social media channels identified above, as such information could be deemed to be material information. The contents on our website and our social media channels are not incorporated by reference into this Report and should not be considered a part of this Report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FORUM MARKETS INC., FORMERLY ETHZILLA CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$3,221	$8,018
Restricted cash equivalents	-	1,016
Accounts receivable	1,406	-
Loans receivable, current	6,877	-
Prepaid expenses and other current assets	4,498	4,514
Current assets of discontinued operations	-	22
Total Current Assets	16,002	13,570
Marketable securities	12,141	4,411
Non-marketable securities	45,718	45,718
Digital assets	35,524	61,587
Loans receivable, net of current portion	13,982	-
Staking receivables	-	181,011
Property and equipment, net	41,842	-
Right of use assets - operating	1,553	-
Total Assets	$166,762	$306,297
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,230	$1,539
Accounts payable – related parties	-	17
Accrued expenses	3,210	6,377
Right of use liabilities - operating	-	-
Loans payable - current portion	-	251
Collateralized loan - current portion	25,950	31,513
Current liabilities of discontinued operations	-	1,232
Total Current Liabilities	30,390	40,929
Collateralized loan - non current	-	25,950
Total Liabilities	30,390	66,879
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; (see designations and shares authorized for Series A, Class B, Class C and Class K preferred stock)	-	-
Class B Convertible Preferred stock liability, $0.001 par value, 0 and 1,000,000 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025, respectively	-	-
Class C Preferred Stock; 1 share authorized, 0 issued and outstanding at September 30, 2026 and December 31, 2025	-	-
Class K Preferred Stock; 1 share authorized, 0 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.0001 par value; 5,000,000,000 shares authorized; 13,988,345 and 19,012,231 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	2
Additional paid-in capital	812,795	834,453
Accumulated other comprehensive income	(3,151)	(2,993)
Accumulated deficit	(673,273)	(592,044)
Total Stockholders’ Equity	136,372	239,418
Total Liabilities and Stockholders’ Equity	$166,762	$306,297

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

FORUM MARKETS INC., FORMERLY ETHZILLA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue:
Aircraft engine rental revenue	$1,998	$-	$4,451	$-
Staking revenue	-	846	1,771	846
Reward revenue	-	3,264	-	3,264
Total Revenue	1,998	4,110	6,222	4,110

Cost of Revenue:
Aircraft engine rental	404	-	1,877	-
Total Cost of Revenue	404	-	1,877	-

Gross Profit	1,594	4,110	4,345	4,110

Operating Expenses:
General and administrative	8,700	224,634	26,026	227,954
Total Operating Expenses	8,700	224,634	26,026	227,954
Loss From Operations	(7,106)	(220,524)	(21,681)	(223,844)

Other (Expense) Income:
Dividend income	86	617	558	617
Interest income	523	340	1,004	340
Other income	-	(13)	-	-
Interest expense	(236)	(320)	(1,474)	(320)
Other expense	(12)	-	(2,243)	-
Change in fair value of derivative instruments	803	-	(9,571)	-
Change in fair value of available for sale securities	74	(75)	200	(75)
Digital asset gains and losses	13,882	7,550	1,103	7,550
Change in fair value of long-term receivable derivative	-	-	(48,637)	-
Change in fair value of convertible debt	-	3,724	-	3,724
Gain (loss) on make whole provision	(155)	-	(1,355)	-
Total other (expense) income, net	14,965	11,823	(60,415)	11,836
Income (Loss) Before Income Taxes	7,859	(208,701)	(82,096)	(212,008)
Income tax benefit	-	-	-	-
Net Income (Loss) From Continuing Operations	7,859	(208,701)	(82,096)	(212,008)
Net Income (Loss) From Discontinued Operations	(6)	(8,041)	867	(8,830)
Net Income (Loss)	7,853	(216,742)	(81,229)	(220,838)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	28	556	(158)	348
Change in fair value of held to maturity securities	-	11	-	11
Total other comprehensive income (loss)	28	567	(158)	359
Total Comprehensive Income (Loss)	$7,881	$(216,175)	$(81,387)	$(220,479)

Basic and Diluted Net Income (Loss) per Common Share
Continuing operation – basic	$0.52	$(168.07)	$(4.61)	$(472.00)
Discontinued operation - basic	$(0.00)	$(6.48)	$0.05	$(19.66)
Continuing operation – diluted	$0.47	$(168.07)	$(4.61)	$(472.00)
Discontinued operation - diluted	$(0.00)	$(6.48)	$0.05	$(19.66)

Weighted Average Number of Common Shares Outstanding:
Basic	15,164,097	1,241,776	17,821,172	449,169
Diluted	16,893,584	1,241,776	17,821,172	449,169

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	For the Three and Nine Months Ended September 30, 2026 and 2025
	Series B Preferred		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	(Deficit)
Balance - January 1, 2026	-	$-	19,012,231	$2	$-	$834,453	$(2,993)	$(592,044)	$239,418
Shares issued for cash, net	-	-	1,335,766	-	-	5,503	-	-	5,503
Common stock cancelled for withholding taxes	-	-	(34,886)	-	-	(223)	-	-	(223)
Stock-based compensation	-	-	-	-	-	104	-	-	104
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(76,264)	(76,264)
Other comprehensive loss	-	-	-	-	-	-	(202)	-	(202)
Balance - March 31, 2026	-	-	20,313,111	2	-	839,837	(3,195)	(668,308)	168,336
Common stock cancelled for withholding taxes	-	-	(16,178)	-	-	(223)	-	-	(223)
Repurchase of common stock	-	-	(7,086,811)	(1)	(17)	(31,304)	-	-	(31,322)
Stock-based compensation	-	-	-	-	-	3,813	-	-	3,813
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(12,818)	(12,818)
Other comprehensive income	-	-	-	-	-	-	16	-	16
Balance - June 30, 2026	-	-	13,210,122	1	(17)	812,123	(3,179)	(681,126)	127,802
Shares issued for cash, net	-	-	88,463	-	-	622	-	-	622
Stock-based compensation	-	-	1,019,259	-	-	1,985	-	-	1,985
Repurchase of common stock	-	-	(329,499)	-	17	(1,935)	-	-	(1,918)
Comprehensive income:
Net income	-	-	-	-	-	-	-	7,853	7,853
Other comprehensive income	-	-	-	-	-	-	28	-	28
Balance - September 30, 2026	-	$-	13,988,345	$1	$(17)	$812,795	$(3,151)	$(673,273)	$136,372

Balance - January 1, 2025	1,000,000	$-	317,705	$-	$-	$153,692	$(2,917)	$(141,523)	$9,252
Cancelled shares	-	-	(239)	-	-	-	-	-	-
Shares issued for settlement of liabilities	-	-	24,317	-	-	310	-	-	310
Stock-based compensation	-	-	45,000	-	-	578	-	-	578
Conversion of Series B Convertible Preferred Stock	(1,000,000)	-	131,800	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(2,369)	(2,369)
Other comprehensive loss	-	-	-	-	-	-	(65)	-	(65)
Balance - March 31, 2025	-	-	518,583	-	-	154,580	(2,982)	(143,892)	7,706
Shares issued for settlement of liabilities	-	-	50,971	-	-	441	-	-	441
Stock-based compensation	-	-	34,373	-	-	104	-	-	104
Commitment to repurchase common stock	-	-	-	-	(1,000)	-	-	-	(1,000)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(1,727)	(1,727)
Other comprehensive loss	-	-	-	-	-	-	(143)	-	(143)
Balance - June 30, 2025	-	-	603,927	-	(1,000)	155,125	(3,125)	(145,619)	5,381
Cancelled shares	-	-	(131,800)	-	1,000	(1,000)	-	-	-
Shares issued for cash and warrants, net	-	-	15,545,821	2	-	458,130	-	-	458,132
Exercise of warrants	-	-	504,743	-	-	5,606	-	-	5,606
Cashless exercise of warrants	-	-	132,000	-	-	-	-	-	-
Exercise of options	-	-	8,000	-	-	74	-	-	74
Stock based compensation	-	-	-	-	-	208,241	-	-	208,241
Share repurchases	-	-	-	-	(16,121)	-	-	-	(16,121)
Adjustment related to reverse stock split	-	-	4,595	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(216,742)	(216,742)
Other comprehensive income	-	-	-	-	-	-	567	-	567
Balance - September 30, 2025	-	-	16,667,286	2	(16,121)	826,176	(2,558)	(362,361)	445,138

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

FORUM MARKETS INC., FORMERLY ETHZILLA CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash Flows from Operating Activities
Net loss from continuing operations	$(82,096)	$(212,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,625	208,923
Depreciation and amortization	3,429	-
Amortization of loan premiums	17	-
Non-cash settlement expense	-	(3,724)
Non-cash staking and incentive revenue	-	(4,110)
Change in fair value of long-term receivable derivative	48,637	-
Digital asset gains and losses	(1,103)	(7,550)
Change in fair value of available for sale securities	(200)	75
Change in fair value of derivative instruments	9,571	-
Non-cash staking and incentive revenue	473	-
Loss on make whole provision	1,355	-
Changes in operating assets and liabilities:
Accounts receivable	(1,406)	-
Prepaid expenses and other current assets	(11,948)	(1,764)
Right of use asset – operating lease	253	-
Accounts payable	(1,213)	784
Accounts payable - related parties	(17)	(33)
Accrued expenses	(5,476)	1,120
Right of use lease liabilities	(903)	-
Total adjustments	48,094	193,721
Net cash used in operating activities from continuing operations	(34,002)	(18,287)
Net cash used in operating activities from discontinued operations	(500)	(132)
Net cash used in operating activities	(34,502)	(18,419)

Cash Flows from Investing Activities
Purchases of marketable securities	(7,530)	(8,891)
Purchases of digital assets	(757)	(243,480)
Sale of cryptocurrency	128,096	-
Purchase of loans receivable	(21,822)	-
Repayment of loans receivable	1,135	-
Purchase of property and equipment	(43,067)	-
Net cash provided by (used in) investing activities from continuing operations	56,055	(252,371)
Net cash provided by investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	56,055	(252,371)

Cash Flows from Financing Activities
Repurchases of common stock	(33,240)	-
Repayment of loans payable	(251)	(129)
Repayment of loans payable related parties	-	(1,000)
Treasury stock purchases	-	(16,121)
Proceeds from collateralized loan	-	50,000
Proceeds from convertible debt, net	-	500,001
Proceeds from exercise of common stock options	-	74
Proceeds from exercise of common stock warrants	-	5,606
Proceeds from shares issued for cash, net	6,125	286,844
Net cash provided by (used in) financing activities from continuing operations	(27,366)	825,275
Net cash used in financing activities from discontinued operations	-	(151)
Net cash provided by (used in) financing activities	(27,366)	825,124

Net Change In Cash, cash equivalents and restricted cash equivalents	(5,813)	554,334
Cash, cash equivalents and restricted cash equivalents - Beginning of Period	9,034	4,567
Cash, cash equivalents and restricted cash equivalents - End of Period	$3,221	$558,901

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$-	$-

Non cash investing and financing activities
Shares issued for settlement of liabilities	$-	$751
Prepaid expense financed with notes payable	$-	$722
Commitment to repurchase common stock	$-	$1,000
Reclassification of deposits for fixed assets	$2,204	$-
Loan proceeds received in cryptocurrency	$67,039	$-
Loan repayments denominated in cryptocurrency	$98,552	$-
Capitalization of ROU assets and liabilities - operating	$1,806	$-
Common stock cancelled for withholding taxes	$1,169	$-

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

The Company’s continuing operations consist primarily of artificial intelligence infrastructure, and the development of a blockchain-based platform focused on the acquisition, structuring, and tokenization of RWAs, including assets such as aerospace equipment, auto loans, manufactured home loans, and commercial real estate and land, which the Company intends to structure into regulated, tokenized financial products.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and entities in which the Company has a controlling financial interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. All intercompany transactions and balances have been eliminated in consolidation.

In September 2026, the Company formed the following new subsidiaries:

Entity Name	State Incorporated
Forum Edge AI, LLC (“FEAI”)	Delaware
Forum Edge Vertical Bridge, LLC	Delaware
Forum Edge Tower SBAC, LLC	Delaware
Forum Edge NC Equipco LLC	North Carolina
Forum Edge TX Equipco LLC	Texas

FEAI is a wholly-owned subsidiary of the Company, and each of the remaining entities listed above are wholly-owned subsidiaries of FEAI. On October 2, 2026, FEAI entered into the First Amended and Restated Limited Liability Company Agreement with a third party, which reduced the Company’s interest in FEAI to 51%. See Note 17.

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

Cash, Cash Equivalents and Restricted Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents, including certificates of deposits and United States Treasury securities. As of September 30, 2026 and December 31, 2025, cash and cash equivalents totaled $3.2 million and $8.0 million, respectively. As of September 30, 2026, the Company had no restricted cash equivalents, as the $1.0 million of restricted cash equivalents previously pledged as collateral against the Company’s convertible debt were held in controlled accounts at December 31, 2025, and were released to the Company in January 2026.

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

As of September 30, 2026, the Company’s maximum exposure to loss related to these concentrations, assuming complete nonperformance by counterparties and no recovery of collateral, consists primarily of (i) cash and cash equivalents, including restricted cash equivalents, with a carrying value of approximately $3.2 million, and (ii) digital assets held with third-party custodians with a carrying value of approximately $35.5 million.

The Company has not recognized an allowance for credit losses related to cash and receivable-type balances, including staking receivables, as of September 30, 2026.

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

Aircraft Engine Acquisition

The Company, through its wholly-owned subsidiary, ETHZilla Aerospace LLC, acquired five aircraft engines and related equipment in transactions accounted for as asset acquisitions. The aircraft engines are recorded at cost, including transaction costs directly attributable to the acquisition, and are presented within “Property and equipment, net” on the Condensed Consolidated Balance Sheets.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which amends ASC 220-40, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASC 220-40”). In January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”), which also amends ASC 220-40 and clarifies the effective date of ASU 2024-03. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement, including specific information about certain costs and expenses. As clarified by ASU 2025-01, the amendments are effective for the Company for annual reporting beginning in fiscal 2027 and interim reporting beginning in fiscal 2028, applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting these standards on its Condensed Consolidated Financial Statements and related disclosures.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS, PROPERTY, PLANT AND EQUIPMENT

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Director and officer’s insurance	$1,925	$2,212
Aircraft engines deposit	-	1,216
Derivative instruments, including collateral posted[1]	2,265	-
Leasehold improvement deposit	-	988
Professional fees	288	78
Other	20	20
Total prepaid expenses and other current assets	$4,498	$4,514

(1)	Includes $2.1 million of cash collateral related to ETH-denominated derivative instruments. See Note 5 – Digital Assets.

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Aircraft engines	$41,329	$-
Land	257	-
Buildings	883	-
Leasehold improvements	988	-
Construction in process (1)	1,814	-
Total property, plant and equipment	45,271	-
Accumulated depreciation	(3,429)	-
Total Property, plant and equipment, net	$41,842	$-

(1)	Construction in process consists of initial payments and deposits on equipment related to the Company’s new AI infrastructure operations and had not been placed in service as of September 30, 2026. During the three and nine months ended September 30, 2026, the Company recorded depreciation expense of $2.0 million and $3.4 million, respectively, of which $0.36 million and $1.7 million were recorded in cost of revenue.

NOTE 4 – INVESTMENTS

Marketable Securities

The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s marketable securities (in thousands):

	September 30, 2026
Security Type:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Other fixed income securities	$11,562	$562	$(32)	$12,092
Equity securities measured at fair value:
REITs	53	-	(4)	49
Total	$11,615	$562	$(36)	$12,141

(1)	Available for sale debt securities consist primarily of U.S. Treasury securities with contractual maturities of one year or less and other fixed income securities.

(2)	No allowance for credit losses was recorded for the periods presented.

Equity Investments

Satschel Investment

The Company holds an investment representing approximately 15% ownership in Satschel, Inc. (“Satschel”). The investment is accounted for as an equity security under ASC 321, Investments – Equity Securities (“ASC 321”) using the measurement alternative. As of September 30, 2026, the carrying amount of the investment was $13.7 million. No impairment losses or observable price adjustments were recognized during the three and nine months ended September 30, 2026.

Karus Investment

The Company holds an investment representing approximately 20% ownership in Karus, Inc. (“Karus”). The Company accounts for its Common Stock investment under the equity method pursuant to ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”), and its preferred stock investment as an equity security under ASC 321 using the measurement alternative. As of September 30, 2026, the carrying amount of the equity-method investment was not material, and the carrying amount of the equity security measured under ASC 321 was $9.8 million. No material share of income or loss was recognized from the equity-method investment, and no impairment losses or observable price adjustments were recognized for either investment during the three and nine months ended September 30, 2026.

Zippy Investment

The Company holds an investment representing approximately 15% ownership in Zippy, Inc. (“Zippy”), which is accounted for as an equity security under ASC 321 using the measurement alternative. As of September 30, 2026, the carrying amount of the investment was $22.3 million. No impairment losses or observable price adjustments were recognized during the three and nine months ended September 30, 2026.

As of September 30, 2026, and December 31, 2025, the Company estimated the fair value of the final make whole amount (the “Final Make Whole Amount”) under the Zippy Purchase Agreement (the “Zippy Purchase Agreement”) to be $3.2 million and $6.3 million, respectively, which was recognized as a contingent liability and included in “Accrued expenses” on the Company’s Condensed Consolidated Balance Sheets. The Company recognized losses on make whole provision of $0.2 million and $1.4 million during the three and nine months ended September 30, 2026, respectively which are included in “Gain (loss) on make whole provision” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

On June 30, 2026, the Company entered into Side Letter Amendment No. 2 to the Series B-3 Preferred Stock Purchase Agreement with Zippy, which amended the timing of the Company’s make whole obligation by replacing the original determination date with three separate measurement dates. For additional information on the make whole obligation, see Note 7 – Accrued Expenses.

On July 31, 2026, the first of the three make-whole determination dates under Side Letter Amendment No. 2 to the Series B-3 Preferred Stock Purchase Agreement occurred (see Note 4 – Investments). Based on the determination, the Company paid Zippy $1.3 million. The September 30, 2026, and December 31, 2026, determination dates remain outstanding, and the related amounts are not yet determinable.

NOTE 5 – DIGITAL ASSETS

Crypto assets within the scope of ASC 350-60

The following table presents the Company’s significant digital asset holdings (in thousands):

	September 30, 2026
	Quantity	Cost Basis[1]	Fair Value[1]
ETH	12,441	$41,165	$33,440
USDC (USDC is a stablecoin meant to track the value of the U.S. dollar, backed by U.S. dollars and dollar-denominated assets)	2,083,424	2,082	2,084
Liquid staking incentive tokens [2]	-	-	-
Total digital asset holdings	2,095,865	$43,247	$35,524

(1)	Cost basis is equal to the cost of the digital assets net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital asset prices within the Company’s principal market at the time of measurement.

(2)	Liquid staking incentive tokens include PUFFER and ETHFI incentive tokens. Incentive tokens are governance tokens earned for deposited certain amounts of ETH into protocols for a specified period of time.

The following table presents a roll forward of the Company’s digital asset holdings, consisting of ETH and staking incentive tokens (in thousands):

Nine Months Ended September 30, 2026
Digital Assets as of December 31, 2025	$61,587
Additions[1]	757
Dispositions	(128,096)
Receipt and accrual of ETH from native staking activities	(473)
Receipt of ETH from derecognition of liquid staking activities	132,374
Payment of loan collateral in cryptocurrency	(215)
Cryptocurrency denominated loan proceeds[2]	67,039
Cryptocurrency denominated loan repayments[2]	(98,552)
Change in fair value of digital assets	1,103
Digital assets fair value	$35,524

(1)	Additions are the results of purchases and receipts of ETH.

(2)	Represents ETH-denominated proceeds received during the year from a collateralized loan that was fully repaid prior to September 30, 2026.

During the nine months ended September 30, 2026, the Company sold approximately 57,726 ETH for an aggregate of $128.1 million, at an average price of $2.2 thousand per ETH. During the nine months ended September 30, 2026, the Company recognized cumulative realized losses of $124.3 million and unrealized gains of $125.4 million related to digital asset transactions. During the three months ended September 30, 2026, the Company recognized unrealized gains of $13.8 million.

As of September 30, 2026, the Company held approximately 12,441 ETH, which are pledged as collateral under a crypto-collateralized borrowing arrangement. See Note 9 – Debt for additional information.

Non-monetary receivable with an embedded derivative within the scope of ASC 310-10 and ASC 815-15

During the nine months ended September 30, 2026, the Company closed its liquid staking position. The Company recognized a change in fair value of the embedded derivative of $48.6 million and the net value of liquid staking activities of $132.4 million was reclassified to digital assets. The Company recognized staking revenue of $0.3 million during the nine months ended September 30, 2026, respectively.

As of September 30, 2026, the Company had no remaining staking receivable or associated embedded derivative, as the liquid staking position was closed during the nine months ended September 30, 2026. As of December 31, 2025, the carrying amount of the host contract (representing the 50,000 deposited ETH into Ether.Fi and 10,575 into PufETH) was $262.3 million and the fair value of the embedded derivative liability was $81.3 million, both of which are included within “Staking Receivables” on the Condensed Consolidated Balance Sheets.

Derivative Instruments and Collateral Arrangements

The Company may transfer or pledge digital assets or cash as collateral in connection with certain derivative instruments. During the nine months ended September 30, 2026, the Company entered into a series of derivative trades with a single counterparty in connection with the Company’s disposal of digital asset holdings, including call and put options and non-deliverable forward contracts, with a total notional amount of approximately $82.6 million. Certain derivative contracts may require the posting of collateral, which can include cash or digital assets, depending on the terms of the arrangement. Results of the Company’s ETH-denominated derivative instruments, including realized and unrealized gains and losses, are recognized in earnings and presented within “Digital asset gains and losses” in the Condensed Consolidated Statements of Operations and Comprehensive Loss, as the instruments are used to economically manage exposure to changes in the fair value of ETH. During the nine months ended September 30, 2026, the Company recognized realized losses of $9.9 million and unrealized gains of $0 related to these instruments. During the three months ended September 30, 2026, the Company recognized realized gains of $1.3 million and unrealized losses of $1.7 million.

Collateral posted in connection with derivative instruments may be returned upon settlement or early termination of the related contracts. During the nine months ended September 30, 2026, certain derivative instruments were settled or early terminated and related collateral was returned. In connection with these derivative instruments, the Company was required to post cash collateral of $2.1 million, which was returned during the three months ended September 30, 2026.

As of September 30, 2026, the Company had no open derivative positions.

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

During the nine months ended September 30, 2026, the Company had received gross proceeds of $10.0 thousand from the issuance of Eurus Aero Tokens, primarily from officers and employees of the Company, including the Company’s CEO, McAndrew Rudisill. During the three months ended September 30, 2026, the Company repurchased these tokens for approximately $12.2 thousand.

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

There was no accrued payable related to declared but unpaid distributions as of September 30, 2026.

NOTE 6 – LOANS RECEIVABLE

The Company’s loans receivable consists primarily of loans acquired and financed in connection with its RWA platform activities. Loans receivable are carried at amortized cost, net of any allowance for expected credit losses, and are included in “Loans Receivable” on the Company’s Condensed Consolidated Balance Sheets. The Company evaluates expected credit losses on loans receivable in accordance with ASC 326, considering the underlying collateral, contractual recourse provisions, and the creditworthiness of counterparties. Based on this evaluation, management concluded no allowance was recorded as of the reporting date.

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

As of September 30, 2026, an aggregate of $7.1 million in advances had been made under the Warehouse Facility, and the outstanding principal balance of warehouse facility loan receivables supported by the borrowing base was $6.2 million. Such amount is included in “Loans Receivable, current portion” on the Company’s Condensed Consolidated Balance Sheets. The Company recognized interest income of $0.2 million and $0.3 million during the three and nine months ended September 30, 2026, respectively, related to the Warehouse Facility, which is included within “Interest income” on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of September 30, 2026, the Company evaluated these warehouse facility loan receivables for expected credit losses in accordance with ASC 326, and the related allowance was immaterial.

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

The Community Recourse Loans are accounted for as loans held for investment and are measured at amortized cost, including the effect of any unamortized premiums, net of any allowance for expected credit losses. During the three months ended June 30, 2026, the Company acquired additional loans for a total purchase price of $5.0 million (equal to 104% of the outstanding principal balance at the purchase date). During the nine months ended September 30, 2026, the Company acquired loans for an aggregate purchase price of $14.8 million (equal to 104% of the outstanding principal balance at the respective purchase dates), on which it recognized an aggregate loan premium of $0.6 million. Loan premiums are amortized over the life of the loans as a reduction of interest income using the effective interest method. During the three and nine months ended September 30, 2026, the Company amortized an immaterial amount of the premium to interest income.

As of September 30, 2026, the outstanding principal balance of the manufactured home loan receivables was $13.9 million and is included within “Loans receivable, net of current portion” on the Condensed Consolidated Balance Sheets. As of September 30, 2026, the Community Recourse Loans had a weighted average interest rate of 9.85% per annum and a weighted average remaining term of 17.9 years.

The Company recognized interest income of $0.5 million and $1.0 million during the three and nine months ended September 30, 2026, respectively, related to the loan portfolio, which is included within “Interest Income” on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Management concluded that an allowance for expected credit losses was not required as of September 30, 2026, as the Company’s exposure to credit losses is mitigated by the underlying collateral and contractual community recourse provisions.

As of September 30, 2026, the Company’s loan balance and scheduled principal repayments were as follows:

	Warehouse Facility	Community Recourse Loans	Total
Principal Repayments due
June 2027	$6,174	$514	$6,688
June 2028	-	340	340
June 2029	-	368	368
June 2030	-	406	406
June 2031	-	429	429
Thereafter	-	11,856	11,856
Total principal	$6,174	$13,913	$20,087
Unamortized premium	-	583	583
Accrued interest income	78	111	189
Total Loans receivable	6,252	14,607	20,859
Current portion	(6,252)	(625)	(6,877)
Loans receivable, non-current portion	$-	$13,982	$13,982

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Final Make Whole Provision	$3,197	$6,325
Professional fees	10	-
Other	3	52
Total accrued expenses	$3,210	$6,377

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

In April 2026, Zippy sold 467,171 shares of the Company’s common stock that were subject to the Final Make Whole Provision at an average price of $3.78 per share. As a result, the Company paid Zippy approximately $3.2 million during the three months ended June 30, 2026. On July 31, 2026, the first of the three make-whole determination dates under Side Letter Amendment No. 2 to the Series B-3 Preferred Stock Purchase Agreement occurred (see Note 4 – Investments). In August 2026, Zippy sold an additional 285,714 shares subject to the Final Make Whole Provision at an average price of $6.01 per share. As a result, the Company paid Zippy approximately $1.3 million during the three months ended September 30, 2026.

As of September 30, 2026, Zippy held 571,427 shares of the Company’s common stock that remain subject to the Final Make Whole Provision, as amended. During the three and nine months ended September 30, 2026, the Company recognized losses of $0.2 million and $1.4 million, respectively, related to the Final Make Whole Provision, which is included in “Gain (loss) on make whole provision” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The December 31, 2026, determination date remains outstanding, and the related amounts are not yet determinable.

NOTE 8 – REVENUE RECOGNITION

The Company recognizes revenue from native staking and liquid staking activities on the Ethereum blockchain as well as aircraft engine rental revenue.

Revenue by Source

Revenue consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Native staking revenue	$-	$173	$1,469	$173
Liquid staking revenue[1]	-	673	302	673
Reward revenue	-	3,264	-	3,264
Aircraft engine rental	1,998	-	4,451	-
Total revenue	$1,998	$4,110	$6,222	$4,110

(1)	Liquid staking revenue includes $0.6 million of staking rewards earned through participation in liquid staking protocols.

Revenue by Major Customers

The Company generated revenue from the following major customers, each of which represented 10% or greater of total revenue. All such revenue was generated within the Company’s single reportable segment (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Coinbase – staking income	$-	$173	$1,469	$173
Ether.fi – liquid staking	-	392	339	392
Ether.fi and Puffer Reward revenue	-	3,264	-	3,264
Puffer – liquid staking	-	281	(37)	281
Delta Air Lines, Inc.	1,489	-	3,651	-
American Airlines, Inc.	509	-	800	-
Total revenue	$1,998	$4,110	$6,222	$4,110

Aircraft Engine Purchase Agreements

The Company owns five aircraft engines that are leased to third-party customers under operating leases and accounted for in accordance with ASC 842. On January 17, 2026, the Company acquired two CFM56-7B24 aircraft engines from an unaffiliated seller for an aggregate purchase price of $12.2 million, including deposits previously paid, resulting in a total acquisition cost of $11.7 million recorded within property and equipment. The engines were acquired subject to existing lease arrangements with Delta Air Lines, Inc., which were assumed by the Company.

On March 27, 2026, the Company, through its wholly-owned subsidiary Eurus Aerospace Token I LLC, acquired one CFM56-5B5/P aircraft engine from Aero Engine Solutions, Inc. for $6.4 million in cash.

On July 13, 2026, the Company, through Eurus Aerospace Token I LLC, acquired one CFM56-7B22 aircraft engine from Aero Engine Solutions, Inc., for a purchase price of $11.65 million, which was paid in cash.

On July 28, 2026, the Company, through Eurus Aerospace Token I LLC, acquired one CFM56-7B aircraft engine from Aero Engine Solutions, Inc. for a purchase price of $11.65 million, which was paid in cash.

The aircraft engines are recorded within property and equipment and depreciated using the straight-line method over an estimated useful life of two and one-half years. The Company recognized depreciation expense of $2.0 million and $3.4 million during the three and nine months ended September 30, 2026, respectively, which is included within “Cost of Revenue – aircraft engine rental” on the Condensed Consolidated Statements of Operations and Comprehensive Loss. All aircraft engines are leased to customers for a period of approximately 2.5 years and are classified as operating leases under ASC 842, Leases (“ASC 842”).

Lease revenue is recognized in accordance with ASC 842. Lease income consists of fixed lease payments and variable consideration based on engine usage. Fixed lease payments are recognized on a straight-line basis over the lease term, while variable lease payments are recognized in the period in which the underlying usage occurs. Lease revenue is recognized only from the date control of the aircraft engines transfers to the Company and is presented within “Aircraft engine rental revenue” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three and nine months ended September 30, 2026, the Company recognized aircraft engine lease revenue of $2.0 million and $4.5 million, respectively.

The servicing arrangements include a mutual purchase and sale option exercisable upon expiration or earlier termination of the related lease at a fixed option price of $3.0 million, subject to specified conditions.

NOTE 9 – DEBT

The following tables summarize the activity of loans payable (in thousands):

	Nine Months Ended September 30, 2026
	Principal balance at December 31, 2025	Principal additions	Principal repayments in cash	Repayments in cryptocurrency	Principal balance at September 30, 2026

First Insurance – 2025[1]	$251	$-	$(251)	$-	$-
Equities First Loan	25,950	-	-	-	25,950
Aave Loan	31,513	67,039	-	(98,552)	-
Total loans payable and collateralized loans	$57,714	$67,039	$(251)	$(98,552)	$25,950
Less: loans payable and collateralized loans – current portion	31,764				25,950
Loans and collateralized loans payable – noncurrent portion	$25,950				$-

(1)	Represents insurance financing note payable funded in June 2025 which matured in April 2026 and bears interest at 8.99%.

Loans Denominated in Digital Assets

Equities First Loan

The Company has an outstanding collateralized loan arrangement with Equities First Holdings, LLC. As of September 30, 2026, the outstanding principal balance of the loan was approximately $26.0 million.

The loan is secured by digital assets. As of September 30, 2026, the Company had transferred 12,441 ETH as collateral, with a fair value of approximately $33.4 million. Under the terms of the arrangement, the lender has rights to the transferred collateral during the term of the loan, and the Company is entitled to receive an equivalent quantity of the same type of digital assets upon repayment of the loan and satisfaction of related obligations. The Company has also been required to deposit $2.3 million in cash collateral related to the loan, included in “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026. See Note 3 – Prepaid Expenses and Other Current Assets.

There were no material changes to the terms of the loan during the nine months ended September 30, 2026.

Aave Loan

During the nine months ended September 30, 2026, the Company repaid the Aave Loan (the “Aave Loan”) in full. There were no material changes to the terms of the Aave Loan prior to repayment, and the Company did not experience any liquidation events or loss of collateral.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,221	$-	$-	$3,221
Prepaid expenses and other current assets (1)	2,265	-	-	2,265
Marketable securities	12,141	-	-	12,141
Digital Assets	35,524	-	-	35,524
Total assets	$53,151	$-	$-	$53,151

(1)	Includes an aggregate of $2.3 million of cash collateral on cryptocurrency denominated loans.

NOTE 11 – EARNINGS PER SHARE

The computation of net loss per share is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations– basic and diluted	$7,859	$(208,701)	$(82,096)	$(212,008)
Denominator:
Weighted average common shares outstanding – basic	15,164,097	1,241,776	17,821,172	449,169
Weighted average common shares outstanding – diluted	16,893,584	1,241,776	17,821,172	449,169
Income (Loss) per common share, basic	$0.52	$(168.07)	$(4.61)	$(472.00)
Income (Loss) per common share, diluted	$0.47	$(168.07)	$(4.61)	$(472.00)

For the three and nine months ended September 30, 2026, the weighted average common shares outstanding included 1,555,574 shares underlying pre-funded warrants with a nominal exercise price. Diluted weighted average common shares for the three months ended September 30, 2026 includes 1,729,487 of shares expected to vest related to RSUs.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share because their inclusion would have been antidilutive:

	Nine Months Ended September 30,
	2026	2025

Stock options	1,154,352	1,195,352
Unvested PSU awards	1,436,441	-
Warrants	5,465,088	5,465,358
Convertible debt, net of discount	-	-
Total	8,055,881	6,660,710

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation and Other Loss Contingencies

The Company is subject to legal proceedings, claims, regulatory inquiries, and contingencies that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated. As of September 30, 2026, the Company has not recorded any liabilities for loss contingencies, as management believes that any such matters are either not probable or not reasonably estimable.

Certain commitments, contractual arrangements, and contingent obligations are described in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025, included in the Company’s Annual Report. Except as described below, there have been no material changes to the matters previously disclosed in the Annual Report.

Value Added Tax Matters

The Company, through its United Kingdom subsidiary, is registered for Value Added Tax (“VAT”) under the accrual accounting scheme. Under this scheme, VAT output tax becomes due when invoices are issued, irrespective of cash settlement. Management has identified that the settlement of certain existing liabilities could give rise to an obligation to remit additional VAT to HM Revenue & Customs in respect of VAT that has already been invoiced or collected. During the three months ended September 30, 2026, the Company determined the amount owed to be GBP 0.2 million (approximately USD $0.3 million) which was paid in July 2026.

Legal Proceedings and Settlements

As previously disclosed in the Company’s Annual Report, the Company has resolved certain litigation and other legal disputes through settlement agreements entered into during 2025. All material obligations under those settlement agreements have been satisfied, and there were no material developments related to such matters during the nine months ended September 30, 2026. Accordingly, no additional accruals or disclosures are required as of September 30, 2026.

Indemnification and Employment-Related Commitments

The Company has entered into indemnification agreements with its directors and officers and employment and separation agreements with certain current and former executives, as described in the Company’s Annual Report. These arrangements include customary indemnification, severance, and compensation provisions.

There have been no material modifications to these arrangements and no new material commitments entered into during the nine months ended September 30, 2026, that would require additional disclosure.

Zippy Make Whole Obligation

As of September 30, 2026, the estimated fair value of the Company’s make whole obligation related to its investment in Zippy was approximately $3.2 million and was recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets. For additional information regarding the Company’s investment in Zippy and the related make whole obligation, see Note 4 – Investments and Note 7 – Accrued Expenses.

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

On April 2, 2026, the Board of Directors of the Company upon the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), approved (a) a one-time initial equity award and a pro-rated 2025 annual award to McAndrew Rudisill, the Chief Executive Officer and Chairman of the Company, and (b) an equity award to John Saunders, the Chief Financial Officer of the Company. Each award consists 60% of performance stock units (“PSUs”) and 40% of Restricted Stock Units (“RSUs”) and was granted on April 2, 2026, pursuant to the Company’s 2025 Omnibus Incentive Plan and a Performance Stock Unit Award Agreement (for the PSUs) and a Restricted Stock Unit Award Agreement (for the RSUs). It is anticipated that Mr. Rudisill will be granted a similar annual equity award on the date of each annual meeting of the Company’s stockholders beginning with the 2026 annual meeting, subject to review and approval by the Compensation Committee. The Compensation Committee also granted a total of 1,374,796 RSU’s to Directors of the Company, with 774,796 vesting on August 19, 2026, and 600,000 vesting on April 2, 2027. The Company recognized $3.0 million of stock-based compensation related to Director RSU awards during the nine months ended September 30, 2026, and expects to recognize an additional $0.8 million of expense over the remaining requisite service period.

For each award, the RSUs will vest in one-third installments on each of the first, second and third anniversaries of August 1, 2025 (the start date for both Mr. Rudisill and Mr. Saunders), subject to continued employment through the applicable anniversary, and the PSUs will vest based on the achievement of Company share price hurdles within five years after the grant date, subject to continued employment through the date that the applicable hurdle is achieved (or, if later, the date that the applicable minimum vesting period described below is met). One-third of the PSUs will vest at a share price hurdle of $5.00, an additional one-third of the PSUs will vest at a share price hurdle of $7.50, and the final one-third of the PSUs will vest at a share price hurdle of $10.00. Each share price hurdle will be achieved if the closing price of a share equals or exceeds the applicable hurdle for at least 30 trading days within any consecutive 60 calendar day period. Any PSUs for which the applicable share price hurdle is not met within five years after the grant date will be forfeited. Each tranche of the PSUs is also subject to a minimum vesting period that applies regardless of when the applicable share price hurdle is met, such that, except as described below, the $5.00 tranche may not vest earlier than the first anniversary of the grant date, the $7.50 tranche may not vest earlier than the second anniversary of the grant date, and the $10.00 tranche may not vest earlier than the third anniversary of the grant date. The grant date fair value of the RSU’s was based on the closing stock price as of the grant date. The Company recognized $2.3 million of stock-based compensation related to management RSU awards during the nine months ended September 30, 2026, and expects to recognize an additional $2.4 million of expense over the remaining requisite service period.

The PSU awards were determined to have market-based and service-based vesting conditions. In accordance with ASC 718, the grant date fair value of the PSU’s was estimated using a Monte Carlo simulation model, which simulates price performance of the Company’s common stock over the performance period of five years. The model assumes that the stock price of Forum Markets follows geometric Brownian motion under a natural framework. The model also utilized assumptions including a cost of equity of 13.5%, a five year risk-free rate of 3.87% and a five year volatility of 161.4%. The estimate grant date fair value of the PSU’s was an aggregate of $3.9 million. The Company recognized stock-based compensation expense of $1.2 million related to PSU’s during the nine months ended September 30, 2026, and expects to recognize an additional $2.7 million over the requisite service period.

Stock Options

A summary of the option activity is presented below:

	Nine Months Ended September 30, 2026
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)	Intrinsic Value
Outstanding, December 31, 2025	1,154,352	$31.23	9.58	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, September 30, 2026	1,154,352	$31.23	8.83	$-

Exercisable, September 30, 2026	1,154,352	$31.23	8.83	$-

A summary of outstanding and exercisable stock options is presented below:

September 30, 2026
Stock Options Outstanding		Stock Options Exercisable
		Weighted Average
Exercise Price	Number of Shares	Remaining Life in Years	Number of Shares
$1,501.00	7	8.2	7
$5,168.00	71	7.2	71
$127.30	79	5.9	79
$32.20	919,764	9.1	919,764
$30.00	181,431	9.1	181,431
$19.50	2,000	5.4	2,000
$9.29	51,000	10.0	51,000
	1,154,352	9.08	1,154,352

Restricted Stock Units

A summary of RSU activity is presented below:

	Nine Months Ended September 30, 2026
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at December 31, 2025	156,095	$17.01
Granted	2,859,856	2.96
Vested	(1,286,465)	4.59
Forfeited and cancelled	-	-
Non-vested at September 30, 2026	1,729,486	$3.01

During the three and nine months ended September 30, 2026, the Company recognized $2.0 million and $5.3 million, respectively, of stock-based compensation related to outstanding RSUs. At September 30, 2026, the Company had $3.2 million of unrecognized expenses related to outstanding RSUs, expected to be recognized over a weighted-average period of 1.4 years. The Company issued 990,059 shares of common stock pursuant to the vesting of 1,286,465 RSU awards (of which 156,095 shares of common stock were issued during the year ended December 31, 2025), with 140,311 withheld for taxes of $724,001.

Performance Stock Units

A summary of PSU activity is presented below:

	Nine Months Ended September 30, 2026
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at December 31, 2025	-	$-
Granted	1,436,441	2.69
Vested	-	-
Forfeited and cancelled	-	-
Non-vested at September 30, 2026	1,436,441	$2.69

Stock-based Compensation

During the nine months ended September 30, 2026, the Company also issued 29,200 shares of common stock to a consultant for services and recognized stock-based compensation expense of $0.1 million.

The effects of stock-based compensation on the Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Balance Sheets are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Statements of Operations and Comprehensive Loss
General and administrative	$2,708	$208,242	$6,625	$208,923
Total stock-based compensation expense	$2,708	$208,242	$6,625	$208,923

NOTE 14 – STOCKHOLDERS’ (DEFICIT) EQUITY

Shares Cancelled

During the nine months ended September 30, 2026, the Company cancelled 51,064 shares of Common Stock to satisfy tax withholding obligations related to equity awards.

Warrants

A summary of the Common Stock underlying the warrants activity (including both liability and equity classified instruments) is presented below (in thousands, except number of shares, exercise price, and years data):

	Nine Months Ended September 30, 2026
	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2025	7,020,932	$22.47	-	$7,607
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	(270)	43,499.00	-	-
Outstanding, September 30, 2026	7,020,662	$22.47	-	$7,327

Exercisable, September 30, 2026	7,020,662	$22.47	-	-

A summary of outstanding and exercisable Common Stock underlying the warrants is presented below:

September 30, 2026
Common Stock Underlying Warrants Outstanding		Common Stock Underlying Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$34.45	907,115	N/A	907,115
$32.30	405	N/A	405
$27.75	4,557,223	N/A	4,557,223
$26.50	270	0.15	270
$22.80	75	4.01	75
$0.01	1,555,574	N/A	1,555,574
	7,020,662	0.0	7,020,662

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

During the nine months ended September 30, 2026, the Company sold 1,424,229 shares of Common Stock under the Second Amended and Restated Sales Agreement (the “Second Amended and Restated Sales Agreement”) for net proceeds after fees of approximately $5.8 million at an average price of $4.23 per share. The Company also cancelled 34,886 shares of Common Stock related to tax withholdings on Common Stock awards.

Stock Repurchase Program

During the nine months ended September 30, 2026, 7,416,310 shares of Common Stock were repurchased by the Company for $33.2 million in cash (inclusive of fees) under its previously announced stock repurchase program (the “Stock Repurchase Program”).

NOTE 15 – RELATED PARTIES

The Company enters into transactions with related parties, including its officers, directors, and entities affiliated with such individuals.

Accounts Payable

As of September 30, 2026 and December 31, 2025, accounts payable to related parties were $0 and $0.02 million, respectively. These primarily relate to amounts due to certain officers and directors for deferred compensation and reimbursable expenses.

Zippy Transactions

Zippy is a greater than 10% stockholder of the Company and as such it is a related party. During the nine months ended September 30, 2026 and 2025, the Company, through ETHZilla Modular Mortgage, purchased $14.7 million and $0, respectively, of Manufactured Home Loans from Zippy, paid $71.7 thousand and $0, respectively of servicing fees to Zippy, and received $149.2 thousand and $0, respectively of remittance from Zippy related to the Manufactured Home Loans. Additional information regarding the Manufactured Home Loan purchases is described in Note 2 – Summary of Significant Accounting Policies - Zippy Manufactured Home Loans. The Company also paid $4.5 million to Zippy under the Final Make Whole Provision, as discussed in Note 7 – Accrued Expenses.

NOTE 16 – DISCONTINUED OPERATIONS

During the prior period presented, the Company executed actions to abandon its pharmaceutical research operations and the Gaming Technology Platform which met the criteria to be classified as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”).

Financial Information of Discontinued Operations

Summarized balance sheet information of discontinued operations is below (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$-	$12
Prepaid expenses and other current assets	-	10
Current assets of discontinued operations	-	22
Intangible assets[1]	-	-
Total assets of discontinued operations	$-	$22

Accounts payable	$-	$8
Accounts payable – related parties	-	1,185
Accrued expenses	-	32
Loan payable –current portion	-	7
Current liabilities of discontinued operations	-	1,232
Loan payable –noncurrent portion	-	-
Total liabilities of discontinued operations	$-	$1,232

(1)	Consists of Gaming Technology Platform intangible assets pursuant to the September 2024 Asset Purchase Agreement with Elray, which were impaired in full during the year ended December 31, 2025.

The statements of operations of discontinued operations are summarized below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$-	$(175)	$-	$(598)
Research and development - related parties	-	(141)	-	(417)
General and administrative	16	(36)	(502)	(121)
Income (loss) from operations	16	(352)	(502)	(1,136)
Other expense	(22)	-	-	-
Interest expense	-	(67)	-	(72)
Gain (loss) on settlement of liabilities	-	-	1,369	-
Loss on IP R&D asset impairment	-	(7,622)	-	(7,622)
Net income (loss) from discontinued operations	$(6)	$(8,041)	$867	$(8,830)

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

Edge Node Joint Venture

On October 2, 2026, the Company and Edge Node Inc., a Texas corporation (“Edge Node”), entered into the First Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) as members of Forum Edge AI LLC, a Delaware limited liability company (the “Joint Venture”). The Company is the sole manager of the Joint Venture.

Pursuant to the LLC Agreement, the Company and Edge Node have established a strategic partnership framework for data center real estate, compute infrastructure and compute reseller arrangements. The Company holds a 51% membership interest and Edge Node holds a 49% membership interest in the Joint Venture. The Joint Venture will to serve as the parent entity holding equity interests in project-level special purpose vehicles organized as separate limited liability companies when formed for each project, consisting of a real estate holding entity (“LandCo”) and a compute equipment holding entity (“EquipCo”).

The LLC Agreement provides for, among other things (i) capital contributions by the members to fund LandCo and EquipCo investments for each project in proportion to their respective membership interests; (ii) certain consent rights of each member with respect to specified actions of the Joint Venture; (iii) a distribution waterfall for available cash from each project; (iv) remedies upon a member’s failure to fund capital contributions, including member loans and equity reallocation; (v) an equity exchange pursuant to which, after the Effective Date (as defined in the LLC Agreement) and upon achievement of specified performance milestones, the Company will issue shares of common stock, par value $0.0001 per share, of the Company representing 9.95% of the Company’s outstanding shares of common stock, to Edge Node, and the Company will receive 9.95% of Edge Node’s fully diluted equity; (vi) buyout rights, including a call right in favor of the Company (the “Forum Call Right”) and a put right in favor of Edge Node, in each case at a formula-determined price; (vii) mutual exclusivity covenants restricting each member from pursuing data center or similar projects with third parties in the United States; (viii) a right of first refusal in favor of the Company on future acquisitions and compute capacity; (ix) an exclusive, royalty-free license from Edge Node of its background intellectual property to the Joint Venture; and (x) drag-along rights in favor of the Company with respect to a sale of the Joint Venture. The final quantity of shares to be issued to Edge Node and the Company is subject to certain closing conditions that have not yet been met.

Pursuant to the LLC Agreement, Edge Node has agreed to enter into a voting agreement with respect to all shares of common stock held by Edge Node, pursuant to which Edge Node has granted to the Company an irrevocable proxy to vote such shares in accordance with the recommendation of the Company’s board of directors. In addition, members of the Edge Node Group (as defined in the LLC Agreement) have agreed to execute a lock-up agreement if requested by an underwriter in connection with a Company offering, subject to the condition that the Company’s officers and directors are similarly bound.

The Company may also elect to pay any buyout consideration under the Forum Call Right in shares of Company common stock.

In connection with the LLC Agreement, the Company incurred the following direct financial obligations:

Capital Contribution Obligations. The Company has committed to fund 51% of the LandCo and EquipCo investments across multiple projects pursuant to the terms set forth in the LLC Agreement.

Guaranty Obligations. The Company and Edge Node have each agreed to provide guaranties for EquipCo equipment financing proportional to their respective percentage interests. If a lender requires the Company to provide a sole guaranty, Edge Node is obligated to pay the Company a guaranty fee.

Member Loan Obligations. In the event Edge Node fails to fund a required capital contribution, the Company may advance member loans, which are secured by a security interest in project assets and pledged membership interests.

On October 26, 2026, the Joint Venture entered a definitive agreement with a third party for a 36-month reservation of Nvidia B300 GPU capacity at its existing, powered data center facility in Dallas, Texas. The agreement carried a combined total contract value of approximately $94.4 million, reflecting GPU capacity and associated CPU management node fees payable over the 36-month term.

On November 11, 2026, the Company entered into a mutual agreement with the customer that terminated the definitive agreement. The Company terminated the contract due to expectations that it would no longer provide adequate returns in the current market environment. The Company intends to recontract the compute with a new partner under more favorable terms and conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Forum Markets, Incorporated is an innovative company that sources and structures cash-generating assets with attractive risk-adjusted returns in four core vertical markets: AI infrastructure, commercial aerospace, manufactured housing finance and auto credit. The Company draws on proprietary origination pipelines and strategic co-investment partnerships to scale its portfolio and generate durable operating income.

During 2025 and early 2026, the Company focused its business model on building and operating platforms designed to originate, finance and manage real-world assets. This evolution reflects management’s view that long-term value creation will be driven primarily by operating businesses that originate and structure income-generating assets, rather than by passive asset holdings. In early 2026, the Company adopted the name Forum Markets, Incorporated to reflect its strategy of building a new framework for how real-world assets are owned, managed and monetized.

The Company operates as a single reportable operating segment under Accounting Standards Codification (ASC) 280. The Company is focused on the acquisition, financing, structure and management of income-producing assets, with a current focus on artificial intelligence infrastructure, commercial aerospace and consumer finance. Our strategy is to generate operating income and investment returns through direct asset ownership, contractual revenue arrangements and strategic partnerships. These operations represent the Company’s primary revenue-generating activities, and all assets of the Company’s continuing operations are related to this single operating segment.

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

In early 2026, the Company completed a further rebrand to Forum Markets, Incorporated, aligning its name with its evolving strategy and business model. Under its current strategy, the Company focuses on, artificial intelligence infrastructure, digital asset activities and the development of tokenization-related investments.

Our AI infrastructure initiative focuses on developing and operating graphics processing unit (“GPU”) compute capacity at existing powered data centers and selected edge locations. Our other activities include owning commercial aircraft engines subject to leases and investing in consumer loan portfolios, including portfolios sourced through originators that use AI-driven underwriting or analytics. We may evaluate tokenization opportunities for certain assets to facilitate financing, distribution or liquidity. Our strategy for generating income from the underlying assets does not depend on completing such tokenization activities.

In the third quarter of 2026, the Company expanded its strategy to include AI compute infrastructure. In September 2026, the Company formed FEAI and related project-level subsidiaries. On October 2, 2026, the Company entered into the LLC Agreement with Edge Node, under which the Company holds a 51% membership interest and serves as sole manager of the Joint Venture. The Joint Venture is developing data center real estate, compute infrastructure and compute reseller arrangements, beginning with its Dallas, Texas and North Carolina regional hubs and an initial cohort of tower sites. See “—Recent Events—Edge Node Joint Venture.”

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

Development and Energization of AI Infrastructure

The Company’s future results will depend increasingly on the Joint Venture’s ability to develop and energize AI compute capacity on schedule. That capacity is planned for its Dallas and North Carolina hubs and an initial cohort of tower sites, with a Phase 0 target of approximately 11 MW by the second quarter of 2027. The GPUs for its first customer agreement are expected to be deployed in late December 2026 or early January 2027. Revenue will depend on site readiness, power, permitting and equipment delivery.

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

Participation in AI Chip Infrastructure Financing

On April 8, 2026, the Company participated in an arrangement to deploy capital into short-term bridge loans financing the acquisition and deployment of Nvidia Artificial Intelligence (“AI”) chips — the graphics processing units that power modern AI data centers. Under the arrangement, a third-party AI infrastructure bridge credit originator may present the Company with short-duration financing opportunities, and the Company is not obligated to participate in any transaction. The arrangement is intended to target annualized returns in the mid-teens. The first contemplated transaction is expected to involve a U.S.-based neocloud operator, with the Company considering a commitment of $25 million to $50 million. No capital has been deployed into short-term bridge loans financing the acquisition and deployment of AI chips to date, and the Company may determine not to move forward with this arrangement in the future.

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

On July 31, 2026, the first of the three make-whole determination dates under Side Letter Amendment No. 2 occurred and Zippy sold an additional 285,714 shares subject to the Final Make Whole Provision at an average price of $6.01 per share in August 2026. Based on the determination, the Company paid Zippy $1.3 million.

The December 31, 2026 determination date remains outstanding, and the related amounts are not yet determinable.

Edge Node Joint Venture

On October 2, 2026, the Company and Edge Node entered into the LLC Agreement as members of the Joint Venture. The Company is the sole manager of the Joint Venture.

Pursuant to the LLC Agreement, the Company and Edge Node have established a strategic partnership framework for data center real estate, compute infrastructure and compute reseller arrangements. The Company holds a 51% membership interest and Edge Node holds a 49% membership interest in the Joint Venture. The Joint Venture is expected to serve as the parent entity holding equity interests in project-level special purpose vehicles organized as separate limited liability companies when formed for each project, LandCo and EquipCo.

The LLC Agreement provides for, among other things (i) capital contributions by the members to fund LandCo and EquipCo investments for each project in proportion to their respective membership interests; (ii) certain consent rights of each member with respect to specified actions of the Joint Venture; (iii) a distribution waterfall for available cash from each project; (iv) remedies upon a member’s failure to fund capital contributions, including member loans and equity reallocation; (v) an equity exchange pursuant to which, after the Effective Date (as defined in the LLC Agreement) and upon achievement of specified performance milestones, the Company will issue shares of common stock, par value $0.0001 per share, of the Company representing 9.95% of the Company’s outstanding shares of common stock to Edge Node, and the Company will receive 9.95% of Edge Node’s fully diluted equity; (vi) buyout rights, including the Forum Call Right and a put right in favor of Edge Node, in each case at a formula-determined price; (vii) mutual exclusivity covenants restricting each member from pursuing data center or similar projects with third parties in the United States; (viii) a right of first refusal in favor of the Company on future acquisitions and compute capacity; (ix) an exclusive, royalty-free license from Edge Node of its background intellectual property to the Joint Venture; and (x) drag-along rights in favor of Forum with respect to a sale of the Joint Venture. The final quantity of shares to be issued fto Edge Node and the Company is subject to certain closing conditions that have not yet been met.

Pursuant to the LLC Agreement, Edge Node has agreed to enter into a voting agreement with respect to all shares of common stock held by Edge Node, pursuant to which Edge Node has granted to the Company an irrevocable proxy to vote such shares in accordance with the recommendation of the Company’s board of directors. In addition, members of the Edge Node Group (as defined in the LLC Agreement) have agreed to execute a lock-up agreement if requested by an underwriter in connection with a Company offering, subject to the condition that the Company’s officers and directors are similarly bound.

The Company may also elect to pay any buyout consideration under the Forum Call Right in shares of Company common stock.

In connection with the LLC Agreement, the Company incurred the following direct financial obligations:

Capital Contribution Obligations. The Company has committed to fund 51% of the LandCo and EquipCo investments across multiple projects pursuant to the terms set forth in the LLC Agreement.

Guaranty Obligations. The Company and Edge Node have each agreed to provide guaranties for EquipCo equipment financing proportional to their respective percentage interests. If a lender requires the Company to provide a sole guaranty, Edge Node is obligated to pay the Company a guaranty fee.

Member Loan Obligations. In the event Edge Node fails to fund a required capital contribution, the Company may advance member loans, which are secured by a security interest in project assets and pledged membership interests.

On October 26, 2026, the Joint Venture entered a definitive agreement with a third party for a 36-month reservation of Nvidia B300 GPU capacity at its existing, powered data center facility in Dallas, Texas. The agreement carried a combined total contract value of approximately $94.4 million, reflecting GPU capacity and associated CPU management node fees payable over the 36-month term.

On November 11, 2026, the Company entered into a mutual agreement with the customer that terminated the definitive agreement. The Company terminated the contract because it felt the contract no longer provided adequate returns in the current market environment. The Company intends to recontract the compute with a new partner under more favorable terms and conditions.

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

Other Expense

Other expenses consist primarily of the reversal of previously recognized reward revenue associated with protocol-based incentive arrangements.

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

Consolidated Results of Operations

For the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

The following table presents the results of our operations (in thousands) for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenue:
Aircraft engine rental revenue	$1,998	$-	$1,998	100
Staking revenue	-	846	(846)	(100)
Reward revenue	-	3,264	(3,264)	(100)
Total Revenue	1,998	4,110	(2,516)	(61)

Cost of Revenue:
Aircraft engine rental	404	-	404	100
Total Cost of Revenue	404	-	404	100

Gross Profit	1,594	4,110	(2,516)	(61)

Operating Expenses:
General and administrative	8,700	224,634	(215,934)	(96)
Total Operating Expenses	8,700	224,634	(215,934)	(96)
Loss From Operations	(7,106)	(220,524)	213,418	(97)

Other (Expense) Income:
Dividend income	86	617	(531)	(86)
Interest income	523	340	183	54
Other income	-	(13)	13	(100)
Interest expense	(236)	(320)	84	(26)
Other expense	(12)	-	(12)	(100)
Change in fair value of derivative instruments	803	-	803	100
Change in fair value of available for sale securities	74	(75)	149	(199)
Digital asset gains and losses	13,882	7,550	6,332	84
Change in fair value of convertible debt	-	3,724	(3,724)	(100)
Loss on make whole provision	(155)	-	(155)	(100)
Total other income, net	14,965	11,823	3,142	27
Income (Loss) Before Income Taxes	7,859	(208,701)	216,560	(104)
Income tax benefit	-	-	-	-
Net Income (Loss) From Continuing Operations	7,859	(208,701)	216,560	(104)
Net Loss From Discontinued Operations	(6)	(8,041)	8,035	(100)
Net Income (Loss)	$7,853	$(216,742)	$224,595	(104)

Revenue

Revenue for the three months ended September 30, 2026 was $2.0 million and $4.1 million for the three months ended September 30, 2025. The decrease compared to the prior period was driven by the Company’s shift from a digital asset-focused business model, to its current revenues which were primarily derived from aircraft engine leasing activities. Over time, the Company expects revenue generation to expand through the continued development of its tokenization strategies, AI business expansion and related investment activities. The following discussion disaggregates total revenue into two primary revenue streams.

The following discussion disaggregates total revenue into two primary revenue streams.

i.	i.	Staking revenue. Staking revenue consists of native staking revenue, liquid staking revenue and reward revenue, each as more fully described below.

a.	Native staking revenue. There was no native staking revenue for the three months ended September 30, 2026. Native staking revenue was $1.5 million for the nine months ended September 30, 2026. The change was attributable to the commencement of the Company’s native ETH staking activities during the second half of 2025. Native staking revenue is generally driven by the amount of ETH staked, applicable staking reward rates and validator arrangements, and the market price of ETH at the time rewards are earned and or received.

b.	Liquid staking revenue. There was no liquid staking revenue for the three months ended September 30, 2026. Liquid staking revenue was $0.3 million for the nine months ended June 30, 2026. There was no liquid staking revenue for the three months ended September 30, 2026. The change was attributable to the commencement of the Company’s liquid staking activities during the second half of 2025. Liquid staking revenue is generally driven by the amount of ETH deposited into liquid staking protocols, applicable protocol reward rates and incentive structures, and the market price of ETH at the time rewards are earned and or received.

ii.	Aircraft engine rental revenue. Aircraft engine rental revenue was $2.0 million for the three months ended September 30, 2026. There was no aircraft rental revenue for the three months ended September 30, 2025. The increase was attributable to the acquisition of aircraft engines subject to operating lease arrangements during the period. Aircraft rental revenue is generally driven by the contractual lease rates, the timing of lease commencement, and the number of engines under lease during the period.

Cost of Revenue

Cost of revenues for the three months ended September 30, 2026 was $0.4 million. There was no cost of revenue for the three months ended September 30, 2025. The increase in cost of revenue compared to the prior year was attributable to depreciation and other costs related to our aircraft engine lease arrangements.

General and Administrative

General and administrative expenses for the three months ended September 30, 2026 were $8.7 million, compared to $224.6 million for the three months ended September 30, 2025.

The decrease in general and administrative expenses compared to the prior year was primarily attributable to an approximately $202.3 million reduction in stock-based compensation expense, driven by the issuance of options and warrants in the prior year period.

Dividend Income

Dividend income for the three months ended September 30, 2026, was $0.08 million, compared to $0.6 million for the three months ended September 30, 2025, reflecting returns earned on marketable securities acquired during 2025 as part of the Company’s strategic investment activities.

Interest Income

Interest income for the three months ended September 30, 2026 were $0.5 million, compared to $0.3 million for the three months ended September 30, 2025, reflecting interest earned on cash and interest-bearing accounts following the Company’s capital-raising activities during 2025. Interest income also reflects interest earned on loan receivables. During the three months ended September 30, 2026, interest income recognized on loan receivables related to the Zippy loan portfolio and warehouse facility was approximately $0.5 million and $0.1 million, respectively.

There was no comparable interest income in the prior period, as these balances were generated during the current period.

Interest Expense

Interest expense for the three months ended September 30, 2026 was $0.2 million, compared to $0.3 million for the three months ended September 30, 2025, primarily reflecting interest incurred in the current period on the Equities First Loan. The prior period interest expense balance was associated with convertible debt.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments for the three months ended September 30, 2026 was $0.8 million, primarily reflecting the change in fair value of the Company’s ETH-denominated derivative instruments entered into during the period in connection with the Company’s disposition of digital asset holdings, as well as settlement and early termination of certain contracts during the period. There was no comparable change in the prior year, as the Company did not enter into or hold similar derivative instruments during that period.

Change in Fair Value of Available for Sale Securities

Change in fair value of available-for-sale securities for the three months ended September 30, 2026 and 2025 was $0.07 million, reflecting unrealized gains and losses resulting from changes in market prices of equity investment securities acquired during the period.

Digital Asset Gains and Losses

Digital asset gains for the three months ended September 30, 2026 were $13.9 million, compared to $7.6 million, primarily reflecting unrealized gains resulting from changes in market prices of ETH and liquid staking incentive tokens held during the period. There were no digital assets held in the prior period.

Change in Fair Value of Convertible Debt

Change in fair value of convertible debt for the three months ended September 30, 2025, was $3.7 million, primarily reflecting gain on certain convertible notes issued in August 2025 and September 2025, which have since been retain in full (the “Convertible Notes”). There was no change in fair value of convertible debt in the current period

Gain on Make Whole Provision

Gain on make whole provision represents changes in the estimated make-whole obligation associated with the Company’s cost-method investment in Zippy, resulting in a $0.2 million loss for the three months ended September 30, 2026, primarily driven by changes in the Company’s stock price relative to the agreed valuation terms during the period. There was no comparable activity for the three months ended September 30, 2025. See also Note 4 to the consolidated financial statements included above.

Net Loss from Discontinued Operations

During the year ended December 31, 2025, the Company made a strategic decision to discontinue its pharmaceutical research operations and Gaming Technology Platform. Accordingly, the results of these operations are presented as discontinued operations for all periods presented.

Net loss from discontinued operations for the three months ended September 30, 2026 was $0.006 million, primarily reflecting operating losses related to the Company’s former pharmaceutical research operations, compared to net loss from discontinued operations of $8.0 million for the three months ended September 30, 2025.

The exits were part of management’s strategic decision to discontinue legacy operations and focus on digital asset and tokenization activities. The Company does not expect discontinued operations to have a material impact on future results of operations or cash flows.

For the Nine months Ended September 30, 2026 Compared to the Nine months Ended September 30, 2025

The following table presents the results of our operations (in thousands) for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenue:
Aircraft engine rental revenue	$4,451	$-	$4,451	100
Staking revenue	1,771	846	925	109
Reward revenue	-	3,264	(3,264)	(100)
Total Revenue	6,222	4,110	2,112	51

Cost of Revenue:
Aircraft engine rental	1,877	-	1,877	100
Total Cost of Revenue	1,877	-	1,877	100

Gross Profit	4,345	4,110	235	6

Operating Expenses:
General and administrative	26,026	227,954	(201,928)	(89)
Total Operating Expenses	26,026	227,954	(201,928)	(89)
Loss From Operations	(21,681)	(223,844)	202,163	(90)

Other (Expense) Income:
Dividend income	558	617	(59)	(10)
Interest income	1,004	340	664	195
Interest expense	(1,474)	(320)	(1,154)	361
Other expense	(2,243)	-	(2,243)	(100)
Change in fair value of derivative instruments	(9,571)	-	(9,571)	(100)
Change in fair value of available for sale securities	200	(75)	275	(367)
Digital asset gains and losses	1,103	7,550	(6,447)	(85)
Change in fair value of long-term receivable derivative	(48,637)	-	(48,637)	(100)
Change in fair value of convertible debt	-	3,724	(3,724)	(100)
Loss on make whole provision	(1,355)	-	(1,355)	(100)
Total other income (expense), net	(60,415)	11,836	(72,251)	(610)
Loss Before Income Taxes	(82,096)	(212,008)	129,912	(61)
Income tax benefit	-	-	-	-
Net Loss From Continuing Operations	(82,096)	(212,008)	(129,912)	(61)
Net Income (Loss) From Discontinued Operations	867	(8,830)	9,697	(110)
Net Loss	$(81,229)	$(220,838)	$139,609	(63)

Revenue

Revenue for the nine months ended September 30, 2026 was $6.2 million, compared to $4.1 million for the nine months ended September 30, 2026. The increase compared to the prior period was driven by the Company’s shift from digital asset focused business model, to its current revenues which were primarily derived from aircraft engine leasing activities. Going forward, revenues are expected to be driven primarily by the continued development of the Company’s tokenization strategies, new AI infrastructure being deployed, and the aircraft engine leasing activity.

The following discussion disaggregates total revenue into two primary revenue streams.

i.	Staking revenue. Staking revenue consists of native staking revenue, liquid staking revenue and reward revenue, each as more fully described below.

a.	Native staking revenue. Native staking revenue was $1.7 million for the nine months ended September 30, 2026, compared to $0.8 million for the nine months ended September 30, 2025. The increase was attributable to the commencement of the Company’s native ETH staking activities during the second half of 2025. Native staking revenue is generally driven by the amount of ETH staked, applicable staking reward rates and validator arrangements, and the market price of ETH at the time rewards are earned and or received.

b.	Liquid staking revenue. Liquid staking revenue was $0.3 million for the nine months ended September 30, 2026. There was no liquid staking revenue for the nine months ended September 30, 2025. The increase was attributable to the commencement of the Company’s liquid staking activities during the second half of 2025. Liquid staking revenue is generally driven by the amount of ETH deposited into liquid staking protocols, applicable protocol reward rates and incentive structures, and the market price of ETH at the time rewards are earned and or received.

ii.	Aircraft engine rental revenue. Aircraft engine rental revenue was $4.5 million for the nine months ended September 30, 2026. There was no aircraft rental revenue for the nine months ended September 30, 2025. The increase was attributable to the acquisition of aircraft engines subject to operating lease arrangements during the period. Aircraft rental revenue is generally driven by the contractual lease rates, the timing of lease commencement, and the number of engines under lease during the period.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2026, was $1.9 million. There was no cost of revenue for the nine months ended September 30, 2025. The increase in cost of revenue compared to the prior year was attributable to depreciation and other costs related to our aircraft engine lease arrangements.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2026 were $26.0 million, compared to $228.0 million for the nine months ended September 30, 2025.

The decrease in general and administrative expenses compared to the prior year was driven primarily by $203 million of stock-based compensation expense in the prior period, compared to $3.2 million in the current period, related to equity awards granted.

Dividend Income

Dividend income for the nine months ended September 30, 2026 and 2025, were $0.6 million, reflecting returns earned on marketable securities acquired during 2025 as part of the Company’s strategic investment activities.

Interest Income

Interest income for the nine months ended September 30, 2026 was $1.0 million, compared to $0.3 million for the nine months ended September 30, 2025, reflecting interest earned on cash and interest-bearing accounts following the Company’s capital-raising activities during 2025. Interest income also reflects interest earned on loan receivables. During the nine months ended September 30, 2026, interest income recognized on loan receivables related to the Zippy loan portfolio and warehouse facility was approximately $1.0 million and $0.1 million, respectively.

Interest Expense

Interest expense for the nine months ended September 30, 2026 was $1.5 million, compared to $0.3 million for the nine months ended September 30, 2025, primarily reflecting interest incurred in the current period on the Equities First Loan. The prior period interest expense balance was associated with convertible debt. See also Note 9 to the consolidated financial statements included above.

Other Expense

Other expense for the nine months ended September 30, 2026 was $2.2 million, primarily reflecting the reversal of previously recognized reward revenue associated with the early exit from a protocol-based incentive arrangement. This expense was recognized during the first quarter of 2026, with no corresponding expense recognized during the nine months ended September 30, 2026. Upon exit, the Company retained a pro rata portion of the incentive tokens earned during the participation period and returned a portion of previously granted tokens. There was no comparable expense in the prior-year period, as the Company did not participate in these arrangements until the second half of 2025.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments for the nine months ended September 30, 2026 was $9.6 million, primarily reflecting the change in fair value of the Company’s ETH-denominated derivative instruments entered into during the period in connection with the Company’s disposition of digital asset holdings, as well as settlement and early termination of certain contracts during the period. There was no comparable change in the prior year, as the Company did not enter into or hold similar derivative instruments during that period.

Change in Fair Value of Available for Sale Securities

Change in fair value of available-for-sale securities for the nine months ended September 30, 2026 and 2025 was $0.2 million gain and $0.1 million loss, respectively, reflecting unrealized gains and losses resulting from changes in market prices of equity investment securities acquired during the period. There was no comparable, meaningful change in the prior period, as these investments were not held previously.

Digital Asset Gains and Losses

Digital asset gains for the nine months ended September 30, 2026 and 2025 were $1.1 million and $7.5 million, respectively, primarily reflecting realized gains recognized upon the sale, transfer, or redeployment of ETH, partially offset by unrealized losses resulting from changes in market prices of ETH and liquid staking incentive tokens held during the period. Unrealized gains and losses were driven primarily by fluctuations in the market price of ETH and changes in the quantity of digital assets held during the period. There were no digital assets held in the prior period.

Change in Fair Value of Convertible Debt

Change in fair value of convertible debt for the nine months ended September 30, 2025, was $3.7 million, primarily reflecting the gains on the Convertible Notes. There was no change in fair value of convertible debt in the current period

Change in Fair Value of Long-Term Receivable Derivative

The change in fair value of the long-term receivable derivative for the nine months ended September 30, 2026 was $48.6 million, primarily driven by changes in the market price of ETH, the accrual of staking rewards under liquid staking arrangements, and changes in the quantity of assets deployed in such protocols during the period. There was no comparable activity for the nine months ended September 30, 2025.

Loss on Make Whole Provision

Loss on make whole provision represents changes in the estimated make-whole obligation associated with the Company’s cost-method investment in Zippy, resulting in a $1.4 million loss for the nine months ended September 30, 2026, primarily driven by changes in the Company’s stock price relative to the agreed valuation terms during the period. There was no comparable activity for the nine months ended September 30, 2025. See also Note 4 to the consolidated financial statements included above.

Net Income from Discontinued Operations

During the year ended December 31, 2025, the Company made a strategic decision to discontinue its pharmaceutical research operations and Gaming Technology Platform. Accordingly, the results of these operations are presented as discontinued operations for all periods presented.

Net income from discontinued operations for the nine months ended September 30, 2026, was $0.9 million, primarily reflecting operating losses of approximately $0.5 million related to the Company’s former pharmaceutical research operations and gain on settlement of liabilities of approximately $1.4 million related to a settlement with a former consultant.

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

The reconciliation of Net loss from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA (in thousands) for the three and nine months ended September 30, 2026 and 2025, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income (Loss) From Continuing Operations	$7,859	$(208,701)	$(82,096)	$(212,008)

Interest	236	320	1,474	320
Taxes	-	-	-	-
Depreciation and Amortization	2,020	-	3,429	-
EBITDA	10,115	(208,381)	(77,193)	(211,688)

Stock-based compensation[1]	1,984	208,242	5,901	208,923

Adjusted EBITDA	$12,099	$(139)	$(71,292)	$(2,765)

(1)	Represents non-cash stock-based compensation expense associated with employee and non-employee equity awards, including restricted stock units and performance stock units granted to directors and management, included in “General and administrative” expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

During the year ended December 31, 2025, the Company completed significant equity and debt financing transactions, generating proceeds of approximately $860.0 million, that materially improved its liquidity position and extended the maturity profile of its obligations. As of September 30, 2026 and December 31, 2025, the Company had $3.2 million and $8.0 million of cash and cash equivalents on hand, respectively, and $12.1 million and $4.4 million of marketable securities, respectively.

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

The Company may also pursue additional offering transactions as needed to fund operations and financing obligations. Future offering transactions may include Common Stock (including through at-the-market sales under the Second Amended and Restated Sales Agreement), warrant coverage or other convertible securities, subject to Board of Directors approval and applicable Nasdaq stockholder approval requirements. As of the date of this Report, the Company has not agreed to any definitive funding terms or finalized any offering structures. Future capital requirements will depend on operating performance, market conditions, and the execution of our business strategy, including potential periods of digital asset price volatility. Additionally, the Company expects to utilize cash on hand, customer deposits and equipment financing arrangements to fund the development of its AI infrastructure. The Company may also pursue utilizing existing assets such as its aircraft engines or thee Warehouse Agreement to provide additional debt financing as needed.

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

Cash Flows

As of September 30, 2026 and December 31, 2025, we had cash balances of $3.2 million and $8.0 million, respectively, and working capital deficit of $14.4 million and $27.4 million, respectively.

Operating Activities

For the nine months ended September 30, 2026, cash used in operating activities from continuing operations totaled $34.0 million compared to cash used in operating activities from continuing operations of $18.3 million for the nine months ended September 30, 2025. Cash used in operating activities during the nine months ended September 30, 2026 was primarily attributable to our net loss of $82.1 million, partially offset by non-cash items in the aggregate amount of $68.8 million, including a $48.6 million change in fair value of long term receivable derivative, a $9.6 million change in the fair value of derivative instruments, $1.1 million of digital asset gains and losses, and a $1.4 million loss on the make-whole provision, together with depreciation and amortization and stock-based compensation expense. Operating cash flows were also impacted by changes in operating assets and liabilities, primarily driven by a $11.9 million increase in prepaid expenses and other current assets, a $5.5 million decrease in accrued expenses, a $1.2 million decrease in accounts payable, and $1.4 million increase in accounts receivable.

Our cash used in operating activities for the nine months ended September 30, 2025, was primarily attributable to our net loss of $212.0 million, adjusted for non-cash expenses of $193.6 million, including $208.9 million in stock-based compensation expense and $7.6 million of digital asset gains and losses.

Investing Activities

For the nine months ended September 30, 2026, cash provided by investing activities from continuing operations totaled $56.0 million compared to cash used in investing activities from continuing operations of $252.4 million for the nine months ended September 30, 2025. Cash provided by investing activities during the nine months ended September 30, 2026, was primarily attributable to $128.1 million in proceeds from the sale of cryptocurrency, partially offset by $7.5 million of purchases of marketable securities, $0.8 million of purchases of digital assets, $43.1 million of purchases of aircraft engines, and $21.8 million of purchases of loan receivables. In addition, the Company had $1.1 million of cash inflows from repayments of loans receivable during the period.

Our cash used in investing activities for the nine months ended September 30, 2025, was attributable to $243.5 million of purchases of digital assets and $8.9 million purchases of marketable securities.

Financing Activities

For the nine months ended September 30, 2026, cash used in financing activities from continuing operations totaled $27.4 million compared to cash provided by financing activities from continuing operations of $825.3 million for the nine months ended September 30, 2025. Cash used in financing activities during the nine months ended September 30, 2026 was primarily attributable to $33.2 million for the repurchase of common stock, offset by $6.1 million in net proceeds from shares issued for cash under the ATM Program.

For the nine months ended September 30, 2025, cash provided by financing activities from continuing operations totaled $825.3 million. Cash used in financing activities from discontinued operations was $0.15 million. Net cash provided by financing activities for the nine months ended September 30, 2025, was $825.1 million. Cash provided by financing activities for the nine months ended September 30, 2025, primarily related to cash proceeds from shares issued for cash and warrants, net of $286.8 million (mainly due to the closing of the transactions contemplated by that certain July 29, 2025 securities purchase agreement entered into with certain accredited institutional investors (the “Purchasers”) pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement an aggregate of (i) 14,288,217 shares of common stock, at an offering price of $26.50 per share, and (ii) $26.499 per pre-funded warrant (warrants to purchase up to an aggregate of 1,749,585 shares of common stock), proceeds from convertible debt, net of $500.0 million (in connection with the sale of the Convertible Notes), proceeds from collateralized loan of $50.0 million and cash proceeds from the exercise of warrants of $5.6 million, which were offset by treasury stock purchases of $16.1 million and repayment of loan payable – related party of $1.0 million for the nine months ended September 30, 2025.

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

In connection with certain investment and financing arrangements, the Company may be subject to contingent or conditional obligations, including potential true-up or repurchase mechanisms, such as those related to the Zippy investment. As of September 30, 2026, management does not believe that any such contingent obligations are reasonably likely to have a material adverse effect on the Company’s liquidity or capital resources.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation, our management concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2026.

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

A material weakness is a control deficiency or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a company with limited accounting resources, a significant amount of management’s time and attention has been and will be diverted from our business to ensure compliance with these regulatory requirements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, management evaluated the Company’s internal control over financial reporting in connection with the Company’s strategic transition and concluded that there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Joint Venture may not be successful and we may not realize the anticipated benefits of the Joint Venture, which could adversely affect our business, financial condition and results of operations.

Joint ventures involve a lesser degree of control over business operations and their success depends in part on the financial health, capabilities and cooperation of our partners. Our partners may have interests inconsistent with ours, and disagreements could result in delays, increased costs, or an inability to pursue key opportunities. Our partners may also fail to fund required capital contributions, become insolvent, or take actions contrary to our interests, any of which could impose additional financial burdens on us.

We have incurred, and expect to continue to incur, significant transaction and development costs in connection with the Joint Venture.

We have incurred significant costs associated with the Joint Venture and expect to continue to incur significant costs associated with the development and deployment of the Joint Venture AI infrastructure platform. These costs include, among other things, expenses related to structuring and capitalizing separate special purpose vehicles for each project site, negotiating master service agreements with tower site owners, securing equipment supply agreements for graphic processing unit pod procurement, and deploying modular compute pods across the Dallas and North Carolina regional hubs and initial tower site cohort. Additional costs may be incurred in connection with site preparation, power upgrades, liquid cooling installation and integration of standardized pod configurations at each deployment location. Although we expect that the modular, repeatable nature of the pod deployment model should allow us to achieve operational efficiencies and reduce per-site deployment costs over time, this net benefit may not be achieved in the near term, or at all. Furthermore, unanticipated costs may arise from delays in site energization, equipment delivery, or the negotiation of additional tower site contracts necessary to reach the Phase 0 target of approximately 11 MW of energized capacity by the second quarter of 2027.

The exclusivity covenants and related restrictions in the LLC Agreement limit our ability to pursue data center and compute opportunities outside the Joint Venture.

The LLC Agreement contains mutual exclusivity covenants that restrict each member from pursuing data center or similar projects with third parties in the United States. As a result, we generally must pursue these opportunities through the Joint Venture, in which Edge Node holds a 49% membership interest and has consent rights over specified actions. We cannot pursue them independently or with other partners who may offer more favorable terms, capabilities or capital. We have a right of first refusal on future acquisitions and compute capacity, but that right may not give us access to opportunities on acceptable terms, or at all. These restrictions may cause us to forgo attractive opportunities and limit our flexibility to respond to market developments.

We may be adversely affected by increased power costs, outages, curtailment or constraints on interconnection and transmission.

The Joint Venture’s operations require significant amounts of electrical power and high-speed connectivity. Electricity prices can be volatile, and the Joint Venture may not be able to pass cost increases through to customers. Outages, grid-directed curtailment during periods of extreme demand, weather events, and limitations on generation, transmission or interconnection could interrupt operations or limit expansion. The Joint Venture’s initial operations are concentrated in Texas and North Carolina. This concentration exposes it to regional regulatory, grid and weather conditions, including conditions on the ERCOT grid in Texas. In addition, regulators and local communities are increasingly scrutinizing data center power and water use. That scrutiny could result in restrictive regulation or opposition that delays or prevents development. Any of these developments could increase costs, reduce revenue and adversely affect the value of our investment.

The Joint Venture has a limited number of customer contracts and if it does not obtain and retain sufficient customer commitments, it may not generate revenue sufficient to support its investments and obligations.

The Joint Venture is in ongoing discussions with multiple potential customers for offtake of dedicated GPU capacity. Until the Joint Venture secures additional customers, a significant portion of its revenue is expected to come from a limited number of customers. Customer concentration exposes the Joint Venture to the risk that a customer fails to pay, becomes insolvent, disputes its obligations, terminates or reduces its commitment, or declines to renew when its term expires. Market pricing for compute capacity may also decline as additional supply comes online. If the Joint Venture cannot contract capacity at sufficient volumes and prices, or loses a significant customer, it may be unable to cover operating expenses, debt service and reserves. In that case we may be required to make additional capital contributions or advances or to perform on our guaranties.

Rapid technological change and shifting market conditions in artificial intelligence infrastructure could reduce demand for, or the value of, the Joint Venture’s compute capacity.

The AI infrastructure market is characterized by rapid technological change and evolving customer requirements. The Joint Venture’s servers and related equipment may become obsolete or less competitive before the end of their useful lives or the terms of customer contracts. This could reduce pricing on renewal and impair the value of equipment that collateralizes project-level financing. Demand for third-party compute capacity may also decline because of improvements in model efficiency, changes in customer strategies, market consolidation, or increased supply from competitors. In addition, the Joint Venture depends on a limited number of equipment manufacturers and suppliers, which may face supply constraints, price increases, export restrictions or tariffs. Any of these developments could reduce the Joint Venture’s revenue, increase its costs and adversely affect the value of our investment.

Our stock repurchases are discretionary and even if effected, they may not achieve the desired objectives.*

On August 22, 2025, the Board of Directors authorized and approved a stock repurchase program for up to $250.0 million of the outstanding shares of the Company’s common stock, which was amended on June 29, 2026, to extend and decrease the repurchase program. Subject to any future extension in the discretion of the Board of Directors, the repurchase program is scheduled to expire upon the earliest of (i) June 30, 2027, (ii) when a maximum of $100.0 million of the Company’s common stock has been repurchased or (iii) when such program is discontinued by the Board of Directors. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The program does not obligate the Company to acquire a minimum amount of shares. Since August 22, 2025, the Company has purchased an aggregate of 9,656,093 shares of common stock for $80.2 million, at an average purchase price of $8.31. As of November 10, 2026, a total of $19.8 million remains available for future repurchases under the program.

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

There can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase such shares. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including legislative actions which, subject to certain conditions, may impose an excise tax of 1% on our stock repurchases) and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.

The issuance of our common stock in the equity exchange with Edge Node in connection with the Joint Venture will dilute existing stockholders, and the interest we receive may not provide equivalent value.

Upon satisfaction of the performance and condition requirements set forth in the LLC Agreement, we are required to issue common stock to Edge Node or its permitted recipients in exchange for an equity interest in Edge Node. The performance requirements include delivery of specified power capacity at both a Dallas and North Carolina project as well as closing and funding equipment financing for both projects at the required loan-to-cost ratio set forth in the LLC Agreement. The number of our shares to be issued is based on 9.95% of our common shares outstanding at closing. The issuance will reduce existing stockholders’ proportionate ownership in the Company and participation in future earnings, if any. The dilution will occur even though the shares issued are subject to voting arrangements and resale restrictions. Achievement of the performance requirements does not establish that the projects will operate profitably or generate sufficient cash to support their obligations. We will receive 9.95% of Edge Node’s fully diluted equity at closing rather than cash proceeds. The value, liquidity and future returns of that interest may be insufficient to offset the value of the shares we issue. Actual or anticipated sales of the issued shares, when permitted, could also adversely affect our stock price.

Our capital contribution commitments, equipment financing guaranties and potential member loans under the LLC Agreement may require substantial expenditures, expose us to losses and adversely affect our liquidity.

We have committed to fund our applicable share of the Joint Venture’s project investments generally 51% of real estate, infrastructure and equipment investments subject to project-specific terms and the exclusion of certain real estate. Funding requirements may include initial investments, improvements, cost overruns, reserve replenishment and amounts required to prevent financing defaults or respond to emergencies. These requirements may exceed our estimates and occur before projects generate sufficient cash. We may need to divert cash from other operations, incur indebtedness, issue securities or sell assets to meet these funding obligations. Financing may be unavailable on favorable terms, if at all, or impose restrictive terms, higher costs or cause additional dilution. Our contributed capital may remain invested for an extended period or be lost.

We must also provide guaranties reasonably necessary to support project equipment financing, generally in proportion to our membership interest and on commercially reasonable terms negotiated with lenders. A lender may require us to provide a sole guaranty, exposing us to payments exceeding our proportionate interest or invested capital, depending on the final documents. Although Edge Node must pay a guaranty fee and reimburse its applicable share of payments in the event we are required to solely guaranty an obligation, it may lack the resources to do so. Those rights do not limit a lender’s recourse against us, and a sole guaranty does not itself increase our ownership interest. Guaranty payments could materially reduce our liquidity and borrowing capacity.

If Edge Node fails to fund required contributions, or budgets remain unresolved, we may elect to provide member loans or other advances. Although these advances are discretionary under the applicable provisions of the LLC Agreement, protecting existing investments and avoiding project defaults may create substantial commercial pressure to fund them. Repayment will depend on available cash after operating expenses, debt service and reserves. Conversion of an unpaid loan into additional project economics would increase our exposure without providing cash recovery. These commitments and advances could materially adversely affect our financial condition and results of operations.

Member defaults, governance disputes and restrictions on distributions may disrupt the Joint Venture, increase costs and impair our ability to manage or realize value from our investment.

The Joint Venture depends on both members’ funding and performance, including Edge Node’s personnel, intellectual property and operational support. If Edge Node fails to fund a project and the applicable funding lapse provisions take effect, a reallocation of project economics may increase our interest while leaving us with greater funding exposure. Contractual remedies and replacement operators may not prevent interruptions, disputes or losses. An uncured default by us may permit Edge Node to make advances carrying a priority return, restrict our discretion over the affected project and exercise its contractual put right, potentially increasing our obligations and reducing cash otherwise available to us.

Although we are the sole manager and majority member, Edge Node retains consent rights over specified matters. Disagreements may delay development, increase costs and require dispute resolution or additional advances. We may have to meet funding and guaranty obligations with outside resources while project cash remains unavailable. These circumstances could materially adversely affect project operations, our liquidity and the value of our investment.

Buyout and equity unwind provisions may create additional cash, debt and share issuance requirements at an unfavorable time.

The LLC Agreement permits us to acquire Edge Node’s interest in the Joint Venture following specified events and permits Edge Node to require us to acquire that interest following an uncured default, subject to contractual timing and closing conditions. The applicable pricing provisions could result in substantial consideration even when our liquidity is constrained or a project is underperforming. Payment in cash could reduce resources available for operations, payment through a promissory note could increase indebtedness and future debt service, and payment in our common stock could cause additional dilution and potential selling pressure. There can be no assurance that the available payment alternatives or contractual protections will allow us to complete a buyout without materially adverse financial consequences.

We have a limited operating history in AI infrastructure, and we may not successfully develop, operate or scale this business or achieve anticipated returns.

Our AI infrastructure business represents a significant expansion of our operations into the ownership, financing and operation of GPU compute infrastructure. We have a limited operating history in this business, and our historical financial results do not provide a reliable basis for evaluating its future performance. Our success will depend on our ability, together with our joint venture partner and service providers, to acquire suitable equipment and sites, obtain financing, deploy and operate compute capacity, secure customers and manage operating costs. These activities require specialized technical, commercial and operational capabilities, and we may be unable to recruit or retain qualified personnel or obtain adequate support from third parties on acceptable terms.

Developing this business may require substantial capital expenditures and management attention before meaningful revenue or positive cash flow is generated. Our assumptions regarding customer demand, deployment schedules, pricing, operating expenses and investment returns may prove inaccurate. Rapid expansion could also strain our personnel, financial resources, reporting systems and internal controls. We may incur substantial costs without achieving sufficient utilization, revenue or profitability, and we may need to modify, delay or abandon portions of our strategy. Any failure to execute this strategy successfully could materially adversely affect our business, financial condition, and results of operations.

Delays in obtaining equipment, financing, power or other infrastructure could postpone the commencement of AI compute services, increase our costs and impair our ability to satisfy customer commitments.

Our ability to generate revenue from AI infrastructure depends on completing a series of preliminary activities, including securing sites and financing, acquiring GPUs and related equipment, obtaining sufficient electrical power and network connectivity, completing installation and commissioning, and satisfying applicable customer acceptance requirements. Even existing facilities may require upgrades, additional approvals or modifications before compute services can commence. We expect to depend on equipment manufacturers, distributors, utilities, telecommunications providers, contractors and other third parties whose performance we do not control. Equipment shortages, delivery delays, installation difficulties, utility constraints, permitting issues or failures to obtain financing could delay deployment or increase project costs. Delays at one stage may prevent completion of other stages and may require us to renegotiate customer, supplier or financing arrangements. We may incur interest, site expenses, personnel costs and other obligations before the affected equipment generates revenue. Depending on the applicable contractual terms, deployment delays could also result in customer cancellations, refund obligations, damages or other remedies. These developments could reduce expected returns, impair our liquidity and materially adversely affect our results of operations.

Our AI infrastructure business may depend on a limited number of customers, and announced contract values may not translate into revenue, cash flow or profitability.

We expect our AI infrastructure business initially to depend on a limited number of customer relationships. The loss of a significant customer, a payment default or a material reduction in contracted capacity could therefore have a disproportionate effect on our business. A customer’s financial condition, funding needs or business strategy may change, and the financial resources or reputation of its investors do not guarantee the customer’s performance of its obligations.

Announced aggregate contract values represent expected amounts associated with services to be provided over time and should not be viewed as revenue already earned, cash available for general corporate purposes or expected profit. Actual revenue and collections will depend on the applicable contract terms, commencement and delivery of services, performance and customer payment obligations. Customer deposits may be applied against future fees and may be subject to contractual restrictions or refund requirements. Depending on the applicable agreement, failures to meet deployment deadlines, availability standards or other requirements could give rise to service credits, fee reductions, termination rights or other remedies.

If a significant customer defaults, terminates an agreement or disputes its obligations, we may be unable to replace that customer promptly or on comparable terms. Equipment configured for a particular customer may require additional investment or downtime before it can serve another customer. We could consequently experience reduced revenue while continuing to incur financing and operating costs, materially adversely affecting our liquidity and results of operations.

Rapid technological change, competition and changes in AI computing demand could reduce the utilization, pricing and value of our planned GPU infrastructure.

AI computing technology and the markets for training and inference services are evolving rapidly. New generations of GPUs, alternative computing architectures, more efficient AI models and changes in software may reduce demand for the equipment we plan to acquire or permit customers to obtain equivalent performance at lower cost. Demand for equipment configurations or deployment locations may also change. We may be required to replace or upgrade equipment sooner than anticipated, and newer equipment may require additional power, cooling, networking or other infrastructure investments.

We may face competition from large cloud providers, specialized compute providers, data center operators and customers that develop their own infrastructure. Competitors may have greater financial resources, lower operating costs, preferential access to equipment or the ability to offer integrated services at prices we cannot match. Increased industry capacity, slower adoption of AI applications or improvements in computing efficiency could reduce utilization and market pricing.

Our AI investment returns are expected to depend in part on assumptions regarding equipment useful lives, utilization, pricing and residual values. If these assumptions prove incorrect, we may generate insufficient cash flow to recover our investment or satisfy associated obligations. Declining equipment values could also reduce collateral coverage, limit refinancing options and result in impairment charges or losses on disposition. These developments could materially adversely affect our financial condition and results of operations.

Our AI infrastructure strategy requires substantial capital, and financing obligations and guarantees could expose us to losses exceeding our investment in individual projects.

Acquiring GPUs, developing sites and maintaining AI infrastructure require substantial capital. Our ability to execute our strategy depends in part on obtaining equipment financing, customer prepayments and other funding on acceptable terms. Anticipated financing may not be available on favorable terms if at all, may provide lower advance rates than expected or may require additional equity, collateral, reserves, guarantees or restrictive covenants. Customer deposits and project financing may be insufficient to cover equipment costs, construction overruns, operating expenses or working capital needs.

Our arrangements with Edge Node contemplate capital contributions and guarantees supporting equipment financing, including circumstances in which we may provide a sole guarantee, as discussed above. Accordingly, using separate project entities does not necessarily limit our exposure to the amount invested in a particular project. If a project cannot meet its obligations, we could be required to fund a shortfall or make payments under a guarantee. Our ability to recover amounts from Edge Node or project assets may be limited.

Debt service and other fixed obligations may continue during deployment delays, customer defaults or periods of low utilization. Financing arrangements may also restrict distributions, require cash reserves or permit lenders to exercise remedies against collateral following a default. If additional funding is required, we may need to sell assets, reduce other investments or issue securities that dilute existing stockholders. An inability to obtain sufficient funding or meet our financing obligations could materially adversely affect our business, liquidity and financial condition.

Our dependence on Edge Node and other strategic partners could constrain our operations, require additional capital or prevent us from realizing the anticipated benefits of our AI infrastructure investments.

We expect to conduct our principal AI infrastructure initiative through Forum Edge AI LLC, our joint venture with Edge Node Inc. Although we hold a majority interest and serve as sole manager, the joint venture arrangements provide Edge Node with consent rights over certain actions and include capital contribution requirements, funding-default remedies, exclusivity provisions and buyout rights. These provisions may constrain our flexibility, delay decisions or require us to commit resources at times or on terms we would not otherwise choose.

Our interests and priorities may differ from those of Edge Node. Edge Node could fail to provide required capital, experience financial difficulties, lose key personnel or fail to perform operational or other responsibilities. We may need to provide additional funding or arrange replacement services to preserve a project’s value, and contractual remedies may not fully compensate us for resulting losses. Disputes could disrupt operations, delay expansion and result in substantial legal expenses or a restructuring or termination of the relationship.

Our strategy also depends on access to third-party technology, operating expertise, sites and commercial relationships. Replacing a key partner or service provider could be costly, time-consuming or impracticable. Restrictions on pursuing opportunities with other parties could further limit our alternatives. The exercise of put or call rights could change our ownership or require additional financing, while equity issuances contemplated by our arrangements could dilute existing stockholders. These risks could materially adversely affect our ability to develop the business and realize anticipated investment returns.

Power interruptions, equipment failures, cybersecurity incidents and other disruptions could impair our AI compute services and expose us to significant costs and liabilities.

AI compute infrastructure depends on reliable electrical power, cooling, network connectivity, hardware and software. Utility outages, voltage fluctuations, cooling failures, equipment defects, telecommunications interruptions, fires, severe weather and other events could damage equipment or interrupt service. Deploying infrastructure across multiple locations may increase the complexity of monitoring, maintenance, physical security and incident response. Redundant systems and contingency arrangements may not prevent or adequately mitigate disruptions.

Our facilities and systems, and those of our partners and service providers, may also be subject to ransomware, unauthorized access, denial-of-service attacks, supply-chain compromises and other cybersecurity threats. An incident could interrupt customer workloads, compromise sensitive information, damage equipment or require substantial investigation, remediation and restoration costs. Our ability to prevent or respond to incidents may depend on third parties whose security practices and response capabilities we do not control.

Service interruptions or security incidents could result in lost revenue, contractual remedies, litigation, regulatory scrutiny and reputational harm. Customers may reduce their use of our services or decline to renew agreements. Insurance coverage and contractual limitations of liability may be unavailable or insufficient to cover our losses. Any significant disruption could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2026 which have not previously been reported in a Current Report on Form 8-K, except as disclosed below:

On September 16, 2026, the Company issued a family office 14,600 shares of restricted common stock of the Company in consideration for services agreed to be rendered by the family office in connection with events associated with the Company’s tokenization of RWAs over a period of six months.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipient of the securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The recipient of the foregoing transaction either received adequate information about us or had access, through its relationship with us, to such information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands) (1)
July 1, 2026 – July 31, 2026	329,499	$5.88	9,515,782	$20,549
August 1, 2026 – August 31, 2026	140,311	$5.160	9,656,093	$19,825
September 1, 2026 – September 30, 2026	-	$-	-	$19,825
Total	469,810			$19,825

(1)	On August 22, 2025, the Board of Directors authorized and approved a stock repurchase program for up to $250.0 million of the currently outstanding shares of the Company’s common stock, which was amended on June 29, 2026, to extend and decrease the repurchase program. Subject to any future extension in the discretion of the Board of Directors, the repurchase program is scheduled to expire upon the earliest of (i) June 30, 2027, (ii) when a maximum of $100.0 million of the Company’s common stock has been repurchased, or (iii) when such program is discontinued by the Board of Directors. From August 22, 2025 to December 31, 2025, the Company repurchased an aggregate of 2,099,472 shares of common stock for $46,211,259 inclusive of fees, at an average price of $22.01 per share, which have been cancelled. From January 1, 2026 through September 30, 2026, the Company repurchased an aggregate of 7,416,310 shares of common stock for $33,240,072, inclusive of fees, at an average price of $4.49 per share, which have been cancelled. Also includes 140,311 shares of common stock surrendered by employees to satisfy tax withholding obligations arising upon the vesting of equity awards during the quarter ended September 30, 2026. The Company subsequently cancelled these shares. The average price paid per share reflects the value attributed to the shares for purposes of satisfying the applicable tax withholding obligations. These transactions were not made pursuant to a publicly announced share repurchase plan or program.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)	Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2020 and incorporated by reference herein).
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on December 15, 2022 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 16, 2022 and incorporated by reference herein).
3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on February 26, 2024 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2024 and incorporated by reference herein).
3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on July 24, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 24, 2025 and incorporated by reference herein).
3.5	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on August 12, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on August 13, 2025 and incorporated by reference herein).
3.6	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on October 8, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 8, 2025 and incorporated by reference herein).
3.7	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 2025 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 15, 2025 and incorporated by reference herein).
3.8	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on February 24, 2026 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 26, 2026 and incorporated by reference herein).
3.9	Fourth Amended and Restated Bylaws of the Company, effective as of February 11, 2026 (filed as Exhibit 3.9 to the registrant’s Annual Report on Form 10-K filed on April 1, 2026 and incorporated by reference herein).
3.10	Certificate of Designations of the Company Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2024 and incorporated by reference herein).
10.1‡ #	Engine Sale and Purchase Agreement, dated as of July 13, 2026, between Aero Engine Solutions, Inc., as seller, and Eurus Aerospace Token I LLC, as buyer (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 16, 2026 and incorporated by reference herein).
10.2 ‡ #	Engine Sale and Purchase Agreement, dated as of July 27, 2026, between Aero Engine Solutions, Inc., as seller, and Eurus Aerospace Token I LLC, as buyer filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 30, 2026 and incorporated by reference herein).
10.3‡ #	First Amended and Restated Limited Liability Company Agreement of Forum Edge AI, LLC, dated as of October 2, 2026, by and between Forum Markets, Incorporated and Edge Node Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 5, 2026 and incorporated by reference herein).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.

**	Furnished herewith.

‡	Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) are the type that the registrant customarily and actually treats as private or confidential.

#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM MARKETS, INCORPORATED

Date: November 13, 2026	By:	/s/ McAndrew Rudisill
McAndrew Rudisill
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ John Saunders
John Saunders
Chief Financial Officer
(Principal Financial and Accounting Officer)